Form 10-Q/A
period 1994-09-29
ENVIRODYNE INDUSTRIES INC
filed 1995-01-04
CIK 33073

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-29-1994
[PERIOD-END]                               SEP-29-1994
[CASH]                                           5,101
[SECURITIES]                                         0
[RECEIVABLES]                                   89,520
[ALLOWANCES]                                   (3,308)
[INVENTORY]                                    111,221
[CURRENT-ASSETS]                               223,752
[PP&E]                                         489,801
[DEPRECIATION]                                  27,323
[TOTAL-ASSETS]                                 891,793
[CURRENT-LIABILITIES]                          136,892
[BONDS]                                        480,087
[COMMON]                                           135
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     132,545
[TOTAL-LIABILITY-AND-EQUITY]                   891,793
[SALES]                                        445,264
[TOTAL-REVENUES]                               445,264
[CGS]                                          322,452
[TOTAL-COSTS]                                  322,452
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                   504
[INTEREST-EXPENSE]                              36,649
[INCOME-PRETAX]                                  4,780
[INCOME-TAX]                                      7100
[INCOME-CONTINUING]                            (2,320)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (2,320)
[EPS-PRIMARY]                                    (.17)
[EPS-DILUTED]                                    (.17)<F1>

<F1>All numbers in thousands, except for Per Share amounts.

This schedule contains summary financial information extracted from the Consolidated Balance Sheets and the Consolidated Statement of Operations and is qualified in its entirety by reference to such financial statements.