Form 10-Q/A
period 1994-09-29
ENVIRODYNE INDUSTRIES INC
filed 1995-02-03
CIK 33073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                -------------

                                   FORM 10-Q/A

                                  AMENDMENT NO. 1

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 29, 1994
                                               -------------------

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                           ---------    ----------

                   Commission file number   0-5485
                                          ----------

                        ENVIRODYNE INDUSTRIES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                   95-2677354
         --------                                   ----------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)


701 Harger Road, Suite 190, Oak Brook, Illinois           60521
- -----------------------------------------------         ---------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (708) 571-8800
- ------------------------------------------------------------------
                               N/A
- -------------------------------------------------------------------
          Former name, address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----

            APPLICABLE ONLY TO ISSUERS INVOLVED
             IN BANKRUPTCY PROCEEDINGS DURING
                 THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes   X       No
     -----        -----
             APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 1, 1994, there were 13,500,000 shares outstanding of the registrant's Common Stock, $.01 par value.


THE PURPOSE OF THIS AMENDMENT IS TO INCLUDE EXHIBIT 27 - FINANCIAL
DATA SCHEDULE



                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENVIRODYNE INDUSTRIES, INC.
                               ------------------------------
                               Registrant




                                  By:/s/
                                  --------------------------------
                                  John S. Corcoran
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Duly authorized officer
                                   and principal financial
                                   officer of the registrant)




                                  By:/s/
                                     ------------------------------
                                     Sandra L. Musachia
                                     Controller



Date:  February 3, 1995



 Exhibit No.              Description of Exhibit
- ---------------          -----------------------------

   27                     Financial Data Schedule