Form 10-K
period 1994-12-29
ENVIRODYNE INDUSTRIES INC
filed 1995-03-23
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                                   ---------
                                   FORM 10-K

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended          December 29, 1994
                                        ---------------------------

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from               to
                                  --------------    --------------

                       Commission file number   0-5485
                                              ----------

                          ENVIRODYNE INDUSTRIES, INC.

             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                              95-2677354
- ---------------------------              --------------------
(State or other jurisdiction of              (I.R.S.   Employer

incorporation or organization)            Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois           60521
- -----------------------------------------------        -----------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (708) 571-8800

    Securities registered pursuant to Section 12(b) of the Act:

                                   None

    Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $.01 par value
                   Warrants to Purchase Common Stock

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
             -----

     As of March 20, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $50,867,497.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.   Yes   X       No
                                         -----        -----

     As of March 20, 1995, there were 13,515,000 shares outstanding of the registrant's Common Stock, $.01 par value.

               DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                               PART I
                            ------------
ITEM 1.  BUSINESS
        ---------

(a)            General development of business:
         -------------------------------
General

Envirodyne Industries, Inc. is a Delaware corporation organized in 1970. As used herein, the "Company" means Envirodyne Industries, Inc. and its subsidiaries. The Company, through Viskase Corporation (Viskase), is the leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. The Company is also a leading domestic and international manufacturer of plasticized polyvinyl chloride (PVC) films, primarily for use in packaging food items. Through Sandusky Plastics, Inc. (Sandusky), the Company is a producer of thermoformed and injection molded plastic containers, used in the packaging of cultured dairy and delicatessen products, and of horticultural trays and inserts. Finally, through Clear Shield National, Inc. (Clear Shield), the Company is a major domestic producer of disposable plastic cutlery, drinking straws, custom dining kits and related products.

On January 7, 1993, Envirodyne and certain of its subsidiaries (collectively, the Debtors) filed petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (Bankruptcy Court). On December 31, 1993, the Debtors consummated a plan of reorganization (Plan of Reorganization) and emerged from bankruptcy. For additional information regarding the Plan of Reorganization, see Part IV, Item 14, Note 1 of Notes to Consolidated Financial Statements.

(b)  Financial information about industry segments:
    ----------------------------------------------

Reference is made to Part IV, Item 14, Note 16 of Notes to
Consolidated Financial Statements.

(c)  Narrative description of business:
     ---------------------------------

The Company's operations include food packaging products (Viskase and Sandusky) and disposable foodservice supplies (Clear Shield).


VISKASE
- -------

General

Viskase developed the basic process for producing cellulosic casings and began commercial production in 1925. Since that time, Viskase has been the leading worldwide producer of cellulosic casings. In 1964 Viskase entered the specialty films business. Since then, it has continued to introduce new specialty films products to customers in the fresh and processed meat, poultry and cheese industries. Viskase also manufactures and sells PVC plastic film for wrapping fresh meats, poultry and other products.

Cellulosic Casings

Cellulosic casing products are used in the production of processed meat and poultry products, such as hot dogs, salami and bologna.
To manufacture these products, meat is stuffed into the casings prior to smoking and cooking. The casings, which are non-edible, serve to hold the shape of the product during these processes. For certain products, such as hot dogs, the casings are removed and discarded prior to retail sale. Casings made of regenerated cellulose were developed by Viskase to replace casings made of animal intestines. Cellulosic casings generally afford greater uniformity, lower cost and greater reliability of supply.

The production of regenerated cellulose casings generally involves three principal steps: production of a viscose slurry from wood pulp, extrusion of a continuous tube during the regeneration process, and "shirring" of the final product. Shirring is a highly technical process of folding or compressing the casing in tubular form for subsequent use in high-speed stuffing machines. The production of regenerated cellulose involves a complex and continuous series of chemical and manufacturing processes, and Viskase believes that its facilities and expertise in the manufac-turing of extruded cellulose are important factors in maintaining its product quality and operating efficiencies.

Viskase's product line includes both NOJAX (R) cellulosic casings for small sausage products such as hot dogs and paper-reinforced cellulosic casings for large sausages, salami, hams and other processed meat products. Reinforced cellulosic casings are known in the meat industry as fibrous casings.

Specialty Film Products

Since developing a technology for the extrusion of bioriented plastic films in 1964, Viskase has continued to expand its product line of heat shrinkable bags made from its specialty films. These shrinkable bags are sold under the brand name PERFLEX (R). Viskase's shrinkable plastic bags are used by major poultry, fresh and processed meat and cheese producers to package and preserve their products during wholesale and retail distribution.

Viskase produces single layer and multilayer heat shrinkable plastic bags. Single layer film bags are used primarily to protect fresh and frozen whole turkeys and chickens from moisture loss and handling damage. Multilayer film bags, referred to in the food industry as "barrier bags," are made of layers of coextruded films, each of which contributes a special property. For example, individual layers can provide mechanical strength or can reduce the transmission of moisture, oxygen or ultraviolet light and can protect bagged products, such as fresh meats, from weight loss and spoilage.

As part of its service orientation, Viskase also provides graphic art and design services to its customers. Viskase's ability to print on the bags and films directly with designs, illustrations and text in up to eight colors further enhances the appeal of its customers' products.

PVC and Other Film Products

Viskase manufactures PVC stretch and single layer shrink films under the Filmco ((R) brand name, used for wrapping grocery products and for packaging foods. In Europe, Viskase also converts oriented polypropylene films for use in packaging bakery goods and manufactures rigid food packaging materials made from oriented polystyrene.

International Operations

Viskase has seven manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Sedgefield, England (Great Britain); Swansea, Wales (Great Britain); Guarulhos, Brazil and Nuevo Laredo, Mexico.

The aggregate of domestic exports and net sales of foreign operations represents approximately 42% of Viskase's total net sales.

International sales and operations may be subject to various risks including, but not limited to, possible unfavorable exchange rate fluctuations, political instability, governmental regulations (including import and export controls), restrictions on currency repatriation, embargoes, labor relations laws and the possibility of governmental expropriation. Viskase's foreign operations generally are subject to taxes on the repatriation of funds.

International operations in certain parts of the world may be subject to international balance of payments difficulties which may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Viskase believes that its allowance for doubtful accounts makes adequate provision for the collectibility of its receivables. Management believes that growth potential exists for many of Viskase's products outside the United States and that Viskase is well positioned to participate in these markets.

Sales and Distribution

Viskase has a broad base of customers, with no single customer accounting for more than 5% of sales. Viskase sells its products in virtually every country in the world. In the United States, Viskase has a staff of technical sales representatives responsible for sales to fresh meat, processed meat and poultry producers. Approximately 50 distributors market Viskase products to customers in Europe, Africa, Asia, and Latin America. Its products are marketed through its own subsidiaries in the United Kingdom, Germany, France, Italy, Brazil, Mexico and Australia.

In the United States, Viskase sells its PVC film products primarily to the retail grocery industry through packaging material distributors, food wholesalers and a direct sales force.
Additionally the sales organization is supported by a technical service group. The United Kingdom operation sells directly and through distributors, primarily to the retail grocery and foodservice industries in Europe.

In the United States, Viskase operates casings service centers in Santa Fe Springs, California; Atlanta, Georgia; and Bensalem, Pennsylvania, as well as service centers within the Chicago, Illinois, and Pauls Valley, Oklahoma, plants. In Europe, Viskase operates casings service centers in Milan, Italy and Pulheim, Germany. Viskase also operates a service center in Brisbane, Australia. These service centers provide finishing, inventory and delivery services to Viskase customers.

Competition

Viskase is the world's leading producer of cellulosic casings and is a major producer of films. Viskase seeks to maintain a competitive advantage by introducing new products having superior performance characteristics over competitive products, by responding quickly to customer product requirements, by providing customers with assistance in production or formulation problems, by producing niche products to fill particular individual customer requirements, by providing technical support services to its customers and by manufacturing products having outstanding quality and performance. From time to time, Viskase experiences reduced market share or reduced profits due to price competition.

Viskase's principal competitors in cellulosic casings are Teepak, Inc. and Viscofan, S.A. (located in Spain). Some of the other important competitors in the cellulosic casings industry are Kalle Niederlassung der Hoechst AG located in Germany; Wolff Walsrode AG, a wholly-owned subsidiary of Bayer AG, located in Germany; Oy Visko AB located in Finland; Celanese Mexicana located in Mexico; and Trificel located in Brazil.

In the specialty films area, the largest producer of heat shrinkable bags is the Cryovac Division of W.R. Grace & Company. Cryovac developed heat shrinkable films and a vacuumizing process for applying them in the early 1960's. Cryovac sells bags on a worldwide basis to all segments of the food industry, including meat and poultry producers. American Can Company, a subsidiary of Pechiney Corp., is another competitor in the specialty films area. Management believes that Viskase is in the number two position in the world behind Cryovac in the sale of heat shrinkable bags.

In the PVC films area, major competitors in the U.S. and Europe include Borden, Inc., Huntsman Film Products Corporation and Anchor Plastics, which may have substantially greater financial and other resources than those of the Company.

Research and Development; Customer Support

Viskase's continuing emphasis on research and development is central to its ability to maintain industry leadership. In particular, Viskase focuses on the development of new products that increase customers' operating efficiency, reduce their operating costs and expand their markets. Viskase's projects include development of new processes and products to improve its manufacturing efficiencies. Viskase's research scientists, engineers and technicians are engaged in continuing product and equipment development and also provide direct technical and educational support to its customers.

Viskase founded its Food Science and Quality Institute (Institute) in 1941 to assist the meat and poultry industry in the development of new food items and more efficient production and packaging methods using Viskase products. The Institute's staff works closely with Viskase's sales and marketing professionals providing responsible, high-quality technical service to, and support of, Viskase customers. The Institute is able to reproduce customers' products and processes in order to help customers to solve their problems and to experiment with new foods and production techniques. The Institute conducts Meat Science Seminars that are attended by Viskase customers and production, research and quality assurance personnel, as well as food scientists from leading academic institutions.

Seasonality

Historically, domestic sales and profits of Viskase have been seasonal in nature, increasing in the spring and summer months and again near the year-end holiday season. Sales of specialty films to the fresh meat industry and sales outside of the United States follow a relatively stable pattern throughout the year. Sales of PVC films experience only minor seasonality with sales generally increasing during the second and third quarters.

Raw Materials

Raw materials used by Viskase include cellulose (from wood pulp), fibrous paper, petroleum based resins, plasticizers and various other chemicals. Viskase generally purchases its raw materials from a single or small number of suppliers with whom it maintains good relations. Certain primary and alternative sources of supply are located outside the United States. Viskase believes, but there can be no assurance, that adequate alternative sources of supply currently exist for all of Viskase's raw materials or raw material substitutes that Viskase could modify its processes to utilize.


SANDUSKY
- ---------

Sandusky is a leading producer of thermoformed and injection molded plastic containers, used in the packaging of cultured dairy and delicatessen products, and of horticultural trays and inserts. Sandusky sells a majority of its products to dairy product manufacturers for packaging items such as yogurt and cottage cheese and to supermarkets for in-store packaging of take-home foods. The containers are normally custom printed in various colors with product identification, company names, logos, nutritional informa-tion and universal product codes in accordance with the customers' requirements. Sandusky and its predecessors had been the principal supplier to Scott Paper Company (Scott) of containers for its premoistened baby wipes. During 1993, Scott notified Sandusky of its intention to purchase containers from other suppliers, and the change was completed in September 1994. Sandusky closed its Clayton, Delaware facility, which was primarily dedicated to the production of baby wipe containers, in December 1994, and is consolidating its manufacturing operations at its Sandusky, Ohio facility.

Sandusky sells directly to its dairy and non-food customers through its sales and marketing group. Delicatessen containers and horticultural products are sold both directly and through commissioned brokers. Sandusky markets its products primarily in the northeastern, southern and midwestern regions of the United States. Plastic container sales are somewhat seasonal in nature, with slightly higher delicatessen container sales in late spring and summer and higher dairy sales in the fourth quarter.

All of Sandusky's thermoformed and injection molded products are produced at its two Sandusky, Ohio plants. Thermoforming is a process by which plastic resin pellets are melted and extruded into sheet stock, which is then heated and formed into finished containers, lids and trays. Injection molding is a process by which polypropylene and polyethylene pellets are melted and injected at high pressure into precision molds to produce a finished container. The principal raw materials used by Sandusky are prime high impact polystyrene, polypropylene and polyethylene resins, which currently are available from several domestic sources.

The dairy and delicatessen containers industry is highly fragmented. Sandusky competes in the manufacture and sale of dairy and delicatessen containers with several domestic manufacturers of thermoformed and injection molded plastic containers. Major competitive factors in the dairy and delicatessen container business are price, quality and customer service. Major competitive factors in the specialized thermoformed container business are price and technical and customer service capabilities.


CLEAR SHIELD
- ------------

Clear Shield, headquartered in Wheeling, Illinois, is a major domestic producer of disposable plastic cutlery, drinking straws, custom dining kits and related foodservice products. Clear Shield is one of the largest producers of plastic cutlery and drinking straws in the United States. These products are sold primarily to institutional users, comprising principally major fast-food restaurant chains, schools, and hospitals, and also to consumers through retail outlets. Sales are made under registered trade names including CLEAR SHIELD (R) and CARNIVAL (R). Institutional customers include such leading fast-food chains as McDonald's Corporation, Burger King Corporation, Taco Bell, Hardee's, KFC Restaurants and Pizza Hut.

Clear Shield's products are produced at plants in Wheeling, Illinois; Leominster, Massachusetts; and Shreveport, Louisiana. Plastic cutlery is made by melting polystyrene or polypropylene beads, which are then injected into specially designed custom molds within high-speed injection molding machines. Drinking straws are made by extruding molten polypropylene through specially designed dies within high-speed extrusion machines. Certain completed products are then specially wrapped using high-speed wrapping machines. Raw materials used in the manufacturing process currently are available from alternative sources. Raw material costs, in particular of polystyrene and polypropylene, are a major portion of Clear Shield's production costs. Although Clear Shield is generally able to pass on most raw material cost increases to customers, there can be a delay which varies by customer and market.

Sales are made predominantly in the United States, primarily east of the Rocky Mountains, using Clear Shield's own sales force augmented by a network of non-exclusive, independent sales rep-resentatives. The majority of Clear Shield's sales, consisting of bulk and individually packaged products for institutional users, generally is not seasonal. Sales of retail packaged products are seasonal, however, with the highest sales and operating profits historically being achieved in the second and third quarters.

While competitive pricing generally is of key importance, Clear Shield also competes by emphasizing responsive service to customers, by maintaining consistent quality in its products and by capitalizing on its efficient and flexible operations. These efficiencies stem largely from proprietary improvements to the manufacturing process, high-volume manufacturing facilities and a flexible work force that enable Clear Shield to produce and ship more than 50 million items per working day.

Clear Shield's primary competitors include several major corporations, some of which are larger and better capitalized than Clear Shield and, in some cases, offer a wider product line than Clear Shield. Clear Shield's competitors periodically engage in aggressive price discounting to gain business. Clear Shield believes, however, that such market conditions will not result in any long-term material loss of business for Clear Shield, although its profit margins may be affected from time to time.


General Business Matters
- ------------------------

Employees
- ---------

The Company generally maintains productive and amicable relationships with its 4,900 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its Canadian and European plants have unions. From time to time union organization efforts have occurred at other individual plant locations. Unions represent a total of approximately 1,500 of Viskase's 4,000 employees. None of Clear Shield's approximate 525 employees is represented by a union. Certain of the hourly production personnel of Sandusky's Ohio thermoforming facility are members of a union.


Trademarks and Patents
- ----------------------

Viskase holds patents on many of its major technologies, including those used in its manufacturing processes and the technology embodied in products sold to its customers. Because it believes its ongoing market leadership depends heavily upon its technology, Viskase vigorously protects and defends its patents against infringement by competitors on an international basis. Viskase, as part of its research and development program, has developed and expects to continue to develop new proprietary technology and has licensed proprietary technology from third parties. Management believes these activities will enable Viskase to maintain its com-petitive position. Viskase also owns numerous trademarks and registered tradenames that are used actively in marketing its products. Viskase periodically licenses its process and product patents to competitors to generate royalty income.

The other Company operations also own trademarks and tradenames that are used actively in marketing products. Sandusky has patents on new product developments, but, with the exception of Viskase, patent protection is not currently material to any of the opera-tions as now conducted.


Research and Development
- ------------------------

Research and development costs are expensed as incurred and, on a consolidated basis, totaled $16,852,000, $15,216,000 and $12,323,000 for 1994, 1993 and 1992, respectively. The majority of such costs are attributable to Viskase's extensive research and development program.

Viskase believes it has achieved and maintained its position as a leading producer of cellulosic casings and as a major domestic producer of specialty films for packaging meats through significant expenditures on research and development. The Company expects to continue its research and development efforts. The commercialization of certain of these product and process applications and related capital expenditures to achieve commercialization may require substantial financial commitments in future periods. Should these activities be curtailed or if capital resources are not available to develop its projects, Viskase's ability to maintain its present market share could be materially impaired.


Environmental Regulations
- -------------------------

In manufacturing its products, the Company employs certain hazardous chemicals and generates toxic and hazardous wastes. The use of these chemicals and the disposal of such waste is subject to stringent regulation by several governmental entities, including the United States Environmental Protection Agency (USEPA) and similar state, local and foreign environmental control entities. The Company is subject to various environmental, health and safety laws, rules and regulations including those of the United States Occupational Safety and Health Administration and USEPA. These laws, rules and regulations are subject to amendment and to future changes in public policy or interpretation, which may affect the operations of the Company. The Company uses its best reasonable efforts to comply with promulgated laws, rules and regulations and participates in the rulemaking process.

For several years prior to 1989, Viskase was involved in regulatory proceedings before the Illinois Pollution Control Board (IPCB) in which the IPCB sought to adopt air pollution control requirements applicable to emissions of volatile organic material (VOM) from sources located in the Chicago metropolitan area. The IPCB was required to adopt such regulations pursuant to provisions of the Clean Air Act requiring states to promulgate State Implementation Plans (SIP's) providing for reduction of VOM emissions. Such regulations must require sources to control their emissions using "reasonably available control technology" (RACT). The IPCB ultimately adopted a RACT regulation for Viskase's Chicago facility that did not require installation of additional control technology and did not impose substantial compliance costs with respect to the facility.

In addition, the USEPA proposed rules for controlling VOM emissions in the Chicago area on December 27, 1989. Viskase submitted extensive comments in response to the regulatory proposal. Among those comments was that the rules do not constitute RACT with respect to Viskase's Chicago facility. On June 29, 1990, the USEPA promulgated the rules in substantially the same form as had been proposed. For most sources, the "effective date" of the rule was July 30, 1990, and the compliance date was one year thereafter. Although the USEPA stated that the rules would apply to Viskase, it has extended the effective date of the rules for Viskase indefinitely to provide the USEPA with enough time to fully consider the rules as applied to Viskase.

In 1991, pursuant to certain amendments to the federal Clean Air Act, the Illinois Environmental Protection Agency (IEPA) proposed to the IPCB emissions control rules that were virtually identical to the federal regulations. Viskase submitted comments on the proposed rules that pointed out that the IPCB had previously adopted a site-specific rule for Viskase. Therefore, Viskase requested that the IPCB exempt Viskase from the proposed new rules. The IPCB granted Viskase's request and then submitted the proposed rules, which included an exemption for Viskase, to the USEPA for review. The USEPA subsequently commented on the proposed rules, but made no mention of the exemption for Viskase. The IPCB then promulgated the rules, including the exemption for Viskase. The final IPCB rules were submitted to the USEPA for its formal approval as part of the state's SIP.

During its technical review of the SIP, the USEPA objected to certain provisions of the Illinois rules and requested that the IEPA incorporate revisions. The revised rules, which the IPCB submitted to the USEPA in mid-1993, codify the stay as to the effective date and compliance date of the rules previously granted to Viskase.

In late 1994, the USEPA proposed a revision to the federal implementation plan. The proposed USEPA rule would be virtually identical to the site-specific rule applicable to Viskase that was adopted by the IPCB, the only difference relating to monitoring requirements. Viskase believes that it can comply with the USEPA proposed rules, and submitted comments on the proposed rule urging its adoption. Viskase is optimistic that the proposed USEPA rule will be promulgated as proposed, although if the proposed rule is not adopted it is possible that USEPA action might result in significant costs at the Chicago facility or might result in significant changes in the operation of this facility. Management believes that this matter will be resolved without material impact on the Company and does not expect that any such costs or changes associated with the Chicago facility would have a material adverse effect on the consolidated financial statements of the Company.

Clear Shield has been designated along with numerous other entities as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with an EPA-supervised cleanup of a waste disposal site in Palmer, Massachusetts. A steering committee of PRP's has been formed to represent and pursue the interest of the PRP's with respect to the site. Clear Shield's predecessor is alleged to have shipped used motor oils to the site during the years 1977 and 1978. Although theoretically any one PRP can be held liable for the entire cost of investigating and cleaning up a contaminated site, as a practical matter, such costs are usually allocated among several PRP's. Management believes that the resolution of this matter will not have a material effect on the Company.

Certain of the Company's facilities are or may become potentially responsible parties with respect to other off-site waste disposal facilities.

The Economic Development Administration, an agency of the United States Department of Commerce (EDA), and the USEPA filed a proof of claim in the Envirodyne bankruptcy case relating to recovery of environmental response costs incurred or to be incurred in connection with certain real property located at 2701 East 106th Street, Chicago, Illinois, the former location (the Site) of the operations of the subsidiaries of the Company constituting the former steel and mining segment. Navistar International Transportation Corp. (Navistar Transportation), which was the previous owner of the Site also filed a proof of claim in the Envirodyne bankruptcy case in an unspecified amount with respect to environmental liabilities at the Site. The parties have agreed in principle, subject to the negotiation of a definitive settlement agreement, Bankruptcy Court approval and public comment pursuant to regulations applicable to EDA and USEPA, to settle the claims against Envirodyne through the payment of $5,000 to the USEPA and the issuance of 64,460 shares of Common Stock to Navistar Transportation. In the event that the settlement is not completed, Envirodyne believes that it has valid defenses to the claims and will continue its objections to the claims. To the extent that USEPA, EDA or Navistar Transportation were able to establish liability and damages as to their respective proofs of claim, such parties would receive Common Stock under the Plan of Reorganization in satisfaction of such claims. See Part IV, Item 14, Note 1 of Notes to Consolidated Financial Statements.

As noted above, new environmental and health and safety laws can impose significant compliance costs, including two forthcoming rules. Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, will be required to meet air emissions standards for certain chemicals based on use of the "maximum achievable control technology" (MACT). MACT standards for casings manufacture have not yet been proposed or promulgated; therefore, at this time no estimate of the cost of complying with MACT standards can be made. Such rules, however, will likely impose similar costs on all casings manufacturers in the United States.

Under the Resource Conservation and Recovery Act (RCRA), regulations have been recently proposed that would, in come cases, impose additional effluent limitations on wastewater discharged from wastewater treatment systems employing surface impoundments. In addition, RCRA regulations to be proposed in the future may impose design and/or operating requirements on such impoundments. Two of Viskase's plants use surface impoundments. The Company is currently assessing the potential impact of the proposed regulations.

Various state, local and foreign governments have enacted or are considering enacting laws, rules or regulations concerning the disposal of plastic products. While such legislative action has had a minor effect on certain product sales and may have further effect in the future, the Company is not aware of any existing legislative action that it currently expects to have a material adverse effect on the Company.

(d)     Financial information about foreign and domestic operations
        -----------------------------------------------------------
        and export sales
        ----------------

Reference is made to Part IV, Item 14, Note 16 of Notes to
Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

The following table sets forth the names and ages of the Company's executive officers, together with the positions with the Company held by such executive officers and a summary of their recent business experience. Under the Company's Amended and Restated By-Laws, the Company's officers are elected for such terms as may be determined from time to time by the Board of Directors.

Name, Age and Office             Business Experience
- --------------------             ---------------------------------

Donald P. Kelly, 73,             Mr. Kelly has been Chairman of the
Chairman of the Board,           Board, President, and Chief
  President and Chief            Executive Officer of the Company
  Executive Officer              since May 1989.   Mr. Kelly has
                                 also served as President and
                                 Chief Executive Officer of
                                 D.P. Kelly &  Associates, L.P.
                                 ("DPK"), a management services and
                                 private investment firm, since
                                 November 1988.

F. Edward Gustafson, 53,         Mr. Gustafson has been Executive
Executive Vice President         Vice President and Chief Operating
  and Chief Operating            Officer of the Company since May
  Officer                        1989.  Mr. Gustafson was President
                                 of Viskase from February 1990 to
                                 August 1994.   Mr. Gustafson has
                                 also served as Executive Vice
                                 President and Chief Operating
                                 Officer of DPK since November
                                 1988.


J.S. Corcoran, 52,               Mr. Corcoran has been Executive
Executive Vice President         Vice President and Chief Financial
  and Chief Financial            Officer of the Company since May
  Officer                        1989.   Mr. Corcoran has also
                                 served as Executive Vice
                                 President and Chief Financial
                                 Officer of DPK since November
                                 1988.


Stephen M. Schuster, 38,         Mr. Schuster has been Vice
Vice President, Secretary        President, Secretary and General
  and General Counsel            Counsel of the Company since May
                                 1989.   Mr. Schuster has also
                                 served as Vice President and
                                 General Counsel of DPK since
                                 January 1989.

ITEM 2.  PROPERTIES
        ----------

VISKASE FACILITIES

   LOCATION                  SQUARE FEET    PRIMARY USE
- --------------               -----------    --------------

Manufacturing Facilities

  Aurora, Ohio                   73,000      PVC film production
  Barceloneta, Puerto Rico      156,000      Idle plant facilities
                                               held for sale
  Beauvais, France (a)          235,000      Casings production and
                                               finishing
  Centerville, Iowa             223,000      Specialty films
                                               production and
                                               finishing
  Chicago, Illinois             991,000      Casings production,
                                               administra-
                                               tion and research
  Guarulhos, Brazil              81,000      Specialty films
                                               production and
                                               casings finishing
  Huntsville, Alabama            27,000      Idle plant facilities
                                               held for sale
  Kentland, Indiana             125,000      Casings finishing
  Lindsay, Ontario, Canada      269,000      Casings finishing and
                                               specialty
                                               films finishing
  Loudon, Tennessee             250,000      Casings production
  Nuevo Laredo, Mexico (a)       22,000      Casings finishing
  Osceola, Arkansas             223,000      Casings production and
                                               finishing
  Pauls Valley, Oklahoma        110,000      Casings finishing,
                                               specialty films
                                               production and
                                               finishing
  Sedgefield, England           132,000      PVC and rigid OPS
                                               production and
                                               OPP conversion
  Swansea, Wales (Great Britain) 77,000      Specialty films
                                               production and
                                               finishing
  Swansea, Wales (a)             28,000      Administrative
                                               facilities
  Thaon, France                 239,000      Casings production
                                               and finishing


Service Centers

  Atlanta, Georgia (a)
  Bensalem, Pennsylvania
  Brisbane, Australia (a)
  Chicago, Illinois
  Milan, Italy
  Pauls Valley, Oklahoma
  Pulheim, Germany (a)
  Santa Fe Springs, California


Headquarters

  Worldwide: Chicago, Illinois
  Europe: Paris, France (a)

- ---------------------------------

(a) Leased. All other properties are owned by the respective company or its subsidiaries.




CLEAR SHIELD FACILITIES

   LOCATION                    SQUARE FEET    PRIMARY USE
- ------------------------       -----------    ----------------

  Leominster, Massachusetts        135,000    Cutlery, straws
                                                and combination
                                                kits
  Shreveport, Louisiana            148,000    Cutlery, straws
                                                and combination
                                                kits
  Wheeling, Illinois (two plants)  260,000    Cutlery, straws
                                                and combination
                                                kits; Headquarters

SANDUSKY FACILITIES

   LOCATION                    SQUARE FEET    PRIMARY USE
- ------------------------       -----------    ----------------

  Sandusky, Ohio                   195,000    Manufacturing;
                                                Headquarters
  Sandusky, Ohio                    31,000    Warehouse
  Sandusky, Ohio (a)                97,000    Warehouse
  Sandusky, Ohio (a)                90,000    Manufacturing
  Clayton, Delaware (a)             81,000    Vacant

- ------------------------


(a) Leased. All other properties are owned by the respective company or its subsidiaries.


The Company's headquarters are located in leased facilities in Oak Brook, Illinois. The Company believes that its properties generally are suitable and adequate to satisfy the Company's present and anticipated needs. The Company's United States real property collateralizes the Company's obligations under various financing arrangements. For a discussion of these financing arrangements, refer to Part IV, Item 14, Note 8 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
        -----------------

Lumpkin Litigation
- -------
On February 17, 1989, a complaint was filed against Envirodyne in the United States District Court for the Northern District of Illinois (District Court) by a plaintiff class consisting of former union employees of WSC Corp. (WSC). WSC was a wholly-owned subsidiary of EDC Holding Company (EDC) whose operations consisted of the former steel and mining segment (SMD) of Navistar International Corp. (Navistar). EDC, then a wholly-owned subsidiary of Envirodyne, acquired SMD from Navistar in 1977 and transferred the SMD assets to WSC and to other wholly-owned subsidiaries of EDC. In 1980, EDC and WSC filed voluntary bankruptcy petitions and halted operations. The plaintiffs are seeking to recover from Envirodyne certain pension and other benefits allegedly owed by WSC under a collective bargaining agreement to which WSC (but not Envirodyne) was a party. The complaint seeks to hold Envirodyne directly liable for these benefits on an alter ego theory of liability. The plaintiffs seek
(1) damages under the WSC 1977-1980 collective bargaining agreement of $80 million to $100 million (less the amount of the plaintiffs' $14.8 million received in settlement of litigation with Navistar),
(2) unspecified equitable relief under ERISA Section 502, and (3) other compensatory damages and punitive damages, unspecified in amount, under ERISA Section 502 and Section 301 of the Labor Management Relations Act.

After the bankruptcy of EDC and WSC, the same plaintiff class now suing Envirodyne brought suit against Navistar for recovery of the same benefits now claimed against Envirodyne. In determining whether a settlement agreement in the Navistar case released Envirodyne from the liabilities asserted, the United States Court of Appeals for the Seventh Circuit (Court of Appeals) held that the interpretation of the settlement agreement would require lower court findings of fact with respect to the parties' intent in entering into the settlement agreement. In addition, the Court of Appeals commented on the legal principles that would be applicable to the plaintiffs' alter ego claim. While the Court of Appeals observed that concerns for corporate form should be secondary to the congressional intent of ERISA to provide for pension benefits, the Court proceeded to note that to be successful the plaintiffs must establish the presence of two factors: firstly, that there was a unity of interest and ownership such that the separate corporate identities of Envirodyne and the two subsidiaries no longer existed; and, secondly, that recognition of separate corporate existence would sanction a fraud or promote injustice.

The Lumpkin litigation was stayed by the commencement of the
    -------
Envirodyne bankruptcy case in January 1993. Envirodyne and the plaintiffs are currently participating in a District Court mediation process to attempt to resolve the case. Because the claims relating to the Lumpkin litigation arose prior to the
                       -------
commencement of the Envirodyne bankruptcy case, such claims are subject to the Plan of Reorganization. Accordingly, to the extent that the plaintiffs in the Lumpkin litigation were able to
                           -------
establish liability and damages, the plaintiffs would under the Plan of Reorganization receive Common Stock in satisfaction of such damages. For a description of the amount of Common Stock to which Envirodyne general unsecured creditors were generally entitled, refer to Part IV, Item 14, Note 1 of Notes to Consolidated Financial Statements. Therefore, although the Company denies liability in the Lumpkin litigation, and in the absence of
                 -------
successful mediation or other settlement negotiations will continue to vigorously defend the case, an adverse finding of liability and damages in the case could result in substantial dilution to the holders of the Common Stock.


Indemnification Claims

Litigation has been initiated with respect to events arising out of the Envirodyne bankruptcy case and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne.

In ARTRA Group Incorporated v. Salomon Brothers Holding Company
   -------------------------------------------------------------
Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald
- ----------------------------------------------------------------
P. Kelly, Charles K. Bobrinskoy, James L. Massey, William Rifkind
- -----------------------------------------------------------------
and Michael Zimmerman, Case No.  93 A 1616, United States
- ---------------------
Bankruptcy Court for the Northern District of Illinois, Eastern Division, ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization. In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc,
- -----------------------------------------------------------------
Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P.
- --------------------------------------------------------------
Kelly, Charles K. Bobrinskoy and Michael Zimmerman, Case No. 93 L
- --------------------------------------------------
2198, Circuit Court of the Eighteenth Judicial Circuit, DuPage County, Illinois, ARTRA alleges negligence, breach of fiduciary duty, fraudulent misrepresentation and deceptive business practices in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136,200,000 plus interest and punitive damages of $408,600,000. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the case is in a preliminary stage and the Company is not a party thereto, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if resolved in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.


Treatment of Untendered Shares Under Plan of Reorganization

Certain of Envirodyne's stockholders prior to the acquisition of Envirodyne by Emerald failed to exchange their certificates representing old Envirodyne common stock for the $40 per share cash merger consideration specified by the applicable acquisition agreement. In the Envirodyne bankruptcy case, Envirodyne is seeking to equitably subordinate the interests of the holders of untendered shares, in which event such holders would receive no distribution pursuant to the Plan of Reorganization. The Bankruptcy Court granted Envirodyne's motion for summary judgment to equitably subordinate the holders of untendered shares. Certain holders have appealed the summary judgment to the United States District Court for the Northern District of Illinois. If such holders were ultimately successful, Envirodyne believes that the maximum number of shares of Common Stock that it would be required to issue to such claimants is approximately 106,000.

Other

For a description of certain environmental matters affecting the Company, refer to Part I, Item 1, "Environmental Regulations."

In August 1993, Clear Shield received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the disposable plastic cutlery industry. Clear Shield has cooperated fully with the investigation.

The Company and its subsidiaries are involved in various other legal proceedings arising out of its business, none of which is expected to have a material adverse effect upon its business or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

Not applicable.


                           PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          -----------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

(a)  Market Information.  Envirodyne's Common Stock is traded in
     ------------------
the over-the-counter market on the Nasdaq SmallCap Market. Trading on the Nasdaq SmallCap Market began after the December 31, 1993 consummation of the Plan of Reorganization. The high and low closing bid prices of the Common Stock during 1994 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.


           QUARTER ENDED              HIGH          LOW
           ------------------        ------       -------
           March 31, 1994            $10.88        $7.00
           June 30, 1994               8.63         3.50
           September 29, 1994          5.50         4.13
           December 29, 1994           5.63         3.38


(b)  Holders.  As of March 20, 1995, there were approximately 126
     -------
holders of record of Envirodyne's Common Stock.

(c)  Dividends.  Envirodyne has never paid a cash dividend on
     ---------
shares of its Common Stock. The payment of dividends is restricted by the terms of various financing agreements to which the Company is a party. The Company has no present intention of paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------


                                      Post-
                                  consummation                               Pre-consummation
                                  ------------   -----------------------------------------------------------------
                                    January 1     January 1         December         December            January 1
                                       to            to            27, 1991 to       28, 1990                to
                                    December      December          December         December             December
                                  29, 1994 (1)   31, 1993 (1)       31, 1992          26, 1991            27, 1990
                                  ------------   ------------      ------------     -----------          ----------
                                     (in thousands, except for per  share amounts)

Net sales                         $599,029       $587,385        $  575,705        $  543,969         $  544,138
(Loss) before extra-
  ordinary gain (loss) (2)(3)       (3,612)       (98,195)          (36,996)          (29,253)           (15,174)

Income (loss) including extra-
  ordinary gain (loss) (4)(5)       (3,612)        85,589           (36,996)          (31,755)           (15,174)

Per share (loss)
  before extraordinary
  gains (loss) (2)(3)                 (.27)      (306,859)         (115,613)           (91,416)          (47,419)
Per share income (loss)
  including extraordinary
  gain (loss) (4)(5)                  (.27)       267,466          (115,613)           (99,234)          (47,419)
Cash and cash equivalents
  and time deposits                  7,289          7,743            14,062             16,075            29,133
Working capital (6)                 91,727         82,440          (736,643)          (708,064)           87,683
Total assets                       896,636        867,680         1,026,962          1,086,457         1,062,508

Debt obligations:
  Short-term debt (7)               25,798         15,610            40,365             34,937            42,670
  Long-term debt reclassified
    as current                                                      758,300            792,557
  Long-term debt                   489,358        482,379            12,524             18,833           761,606
Stockholders' equity (deficit)     135,349        135,000           (83,545)           (40,303)           (8,275)
Cash dividends                        none           none              none               none              none


(1)   Due to the implementation of the Plan of Reorganization and Fresh Start Reporting,
      financial statements including outstanding shares for the new restructured company
      (effective December 31, 1993) are not comparable to those of the prior years.
      (Refer to Part IV, Item 14, Note 1 of Notes to Consolidated Financial Statements.)

(2)   Includes $5.8 million of income (net of book tax provision) in 1994 from the settlement of a patent infringement suit.

(3)   Includes $104,745 of Reorganization items, net, in 1993. (Refer to Part IV, Item 14,
      Note 1 of Notes to Consolidated Financial Statements.)

(4)   Includes an extraordinary gain of $183,784 in 1993 from the implementation of the Plan of Reorganization. (Refer to Part IV, Item 14, Note 1 of Notes to Consolidated Financial
      Statements.)

(5)   Includes an extraordinary loss on debt extinguishment in 1991.

(6) Includes $758,300 and $792,557 of long-term debt reclassified as current at December 31, 1992 and December 26, 1991, respectively.

(7)   Includes current portion of long-term debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                           January 1          January 1,       December 27,
                                              to                 to              1991 to
                                          December 29,       December 31,      December 31,
                                              1994               1993              1992
                                          ------------       -----------       ------------
                                                            (in thousands)
Net sales:
  Food packaging products                    $530,179          $522,363          $513,777
  Disposable foodservice supplies              68,996            66,383            62,918
  Other and eliminations                         (146)           (1,361)             (990)
                                             --------          --------          --------
                                             $599,029          $587,385          $575,705
                                             ========          ========          ========

Operating income:
  Food packaging products                    $ 48,145          $ 53,432          $ 66,949
  Disposable foodservice supplies               6,514             5,223             5,913
  Other and eliminations                       (5,982)           (5,023)           (5,656)
                                             --------          --------          --------
                                             $ 48,677          $ 53,632          $ 67,206
                                             ========          ========          ========

Depreciation and amortization under
  capital lease and amortization of
  intangibles expense:
  Food packaging products                     $47,207           $ 46,715         $ 43,857
  Disposable foodservice supplies               4,125              5,624            5,402
  Corporate and other                              55                 59               51
                                             --------           --------         --------
                                             $ 51,387           $ 52,398         $ 49,310
                                             ========           ========         ========

Capital expenditures:
  Food packaging products                    $ 28,534           $ 37,673         $ 26,618
  Disposable foodservice supplies               4,012              3,100            2,387
  Corporate and other                              20                114               13
                                             --------           --------         --------
                                              $32,566           $ 40,887         $ 29,018
                                             ========           ========         ========


Results of Operations
- ---------------------

The Company's 1994 net sales were $599 million, which represented a 2.0% increase over the prior year's sales of $587.4 million.

Net sales in 1994 for Viskase increased 2.5% over the prior year due to the impact of increased film sales and foreign currency translation. Sandusky's sales declined 8.1% due to the reduction in the baby wipe container sales partially offset by an increase in dairy and deli container volumes. Clear Shield's net sales increased 3.9% primarily due to the impact of third and fourth quarter price increases combined with some volume increases in the wrapped cutlery and retail product lines.

Operating income for 1994 was $48.7 million, which represented a decline of $5.0 million from the prior year. Pro forma operating income for 1993, giving effect to fresh start reporting and the implementation of the Plan of Reorganization with the related financing as if such events had taken place on January 1, 1993, was $54.6 million. The decline in gross margin in 1994 is due to the impact of price competition in dairy and deli containers and in foreign markets, reduced baby wipe container sales and increased resin prices. Operating income in 1994 benefitted from a $9.5 million settlement of a patent infringement suit. Selling, general and administrative expenses in 1994 include $1.6 million of additional patent legal expenses, expansion in Central and South America, additional corporate costs relating to increased insurance and other costs associated with Envirodyne's status as a public company following its emergence from bankruptcy, as well as increased expenditures on research and development.

In 1995 another competitor in small diameter casings entered the United States market. Management believes there will be some impact as a result of increased competition in this segment of the market, but has yet to determine its full extent.

During 1993, Scott notified Sandusky of its intention to purchase containers from other suppliers, and the change was completed in September 1994. Sandusky closed its Clayton, Delaware facility, which was primarily dedicated to the production of baby wipe containers, in December 1994, and is consolidating its manufacturing operations at its Sandusky, Ohio facility.

Net interest expense for 1994 totaled $49.2 million, which represented an increase of $18.9 million from 1993. The 1994 net interest expense includes $22.5 million of interest expense on the new 10-1/4% Senior Notes due 2001 (10-1/4% Senior Notes) versus $1.3 million of interest expense for the first six days of 1993 on the 14-1/2% Senior Discount Notes (amortization of discount), 14% Senior Subordinated Debentures, 13-1/2% Subordinated Notes and the 11-1/4% Pay-in-Kind Notes. As of January 7, 1993, interest expense on those debt issues was no longer recorded due to the Envirodyne bankruptcy case. The 1994 net interest expense benefitted from a lower effective interest rate on the domestic term loan and revolving credit facility.

Other income (expense) of $1.7 million and $(5.5) million in 1994 and 1993, respectively, includes net foreign currency translation gains (losses) of $2.7 million and $(4.6) million, respectively.

The 1994 and 1993 tax provisions consisted of the provisions on income from the U.S. and foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible reorganization expenses and amortization and foreign losses for which no tax benefit is provided, a provision of $4.8 million and $12.0 million, respectively, was provided on income (loss) before income taxes and extraordinary items of $1.2 million and $(86.2) million, respectively, for 1994 and 1993. The 1992 period effective tax benefit rate of 27% for income taxes resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Domestic cash income taxes paid in 1994, 1993 and 1992 were $1,510,000, $91,000 and $2,027,000, respectively. Foreign cash income taxes paid in 1994, 1993 and 1992 were $3,548,000, $1,063,000 and $3,131,000, respectively.

The 1993 reorganization items of $104.7 million consisted of $4.1 million for the write-off of deferred financing fees on the bank credit agreement, $14.9 million for legal, financial advisory and other fees incurred in connection with the Envirodyne bankruptcy case and $85.7 million of adjustment to the fair value of assets and liabilities due to the reorganization and adoption of Fresh Start Reporting (refer to Part IV, Item 14, Note 1 of Notes to Consolidated Financial Statements). Fees and expenses associated with renegotiation of debt of $3.9 million in 1992 consist of legal, financial advisory and other fees.

The 1993 extraordinary gain of $183.8 million results from the reorganization cancellation of indebtedness offset by the fair value of debt and equity issued and is net of a tax provision of $8.3 million. For a further discussion, refer to Part IV, Item 14,
Note 1 of Notes to Consolidated Financial Statements.

The Company's 1993 net sales were $587.4 million, which represented a 2.0% increase over the prior year's sales of $575.7 million.

Net sales in 1993 for Viskase were comparable to the prior year. Sandusky's sales increased by 26.3% due to container volume increases resulting from the liquidation of a major competitor offset partially by the effects of intense price competition. Clear Shield's net sales increased 5.5% due to strong volumes across all major product lines offset partially by competitive price conditions.

Operating income for 1993 was $53.6 million, which represented a decline of $13.6 million from the prior year. The decline in operating income resulted from intense price competition in containers and large diameter casings as well as price pressure in European, Latin American, Japanese and Canadian markets. The Company also recorded an additional $2 million of before tax expense for postretirement benefits due to the adoption on January 1, 1993 of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." For further discussion, refer to Part IV, Item 14, Note 10 of Notes to Consolidated Financial Statements.


Liquidity and Capital Resources
- -------------------------------

Envirodyne and certain of its subsidiaries are parties to a $195,000,000 Credit Agreement (Credit Agreement) with a group of banks and financial institutions (Lenders). The Credit Agreement provides for a $100,000,000 term loan facility, a $65,000,000 domestic revolving credit facility and a $30,000,000 amortizing multicurrency revolving credit facility. Borrowings are subject to borrowing base availability.

The Company expects to have sufficient funds available from cash flow from operations and borrowings to meet its liquidity needs. The availability of funds under the domestic and multicurrency revolving credit facilities are subject to a borrowing base limitation measured by certain assets of the Company. The available borrowing capacity under the Credit Agreement was approximately $41 million at December 29, 1994.

The Company and the Lenders entered into an amendment of the Credit Agreement as of January 24, 1995 easing certain financial covenants and permanently waiving the event of default arising from the ownership by the Malcolm I. Glazer Trust (Trust) of more than 30% of the Company's Common Stock, provided that the Trust's ownership does not later exceed 49% of the Company's outstanding Common Stock. The Company is currently in compliance with the terms of the Credit Agreement, including the financial covenants. In the event that the Company is unable to maintain compliance with the covenants, it will be necessary to seek a waiver or amendment of such covenants from the respective lenders. There can be no assurance that the Company will be able to obtain such waivers or amendments.

Capital expenditures totaled $32.6 million during 1994. This represents an $8.3 million decrease from 1993 capital expenditure levels. The decreased level of capital expenditures in 1994 was principally related to the completion of both the second phase of the European expansion program and initial productive capacity investment program in Brazil during the prior year. In 1995 and future years, capital expenditures are expected to be approximately $30 million annually.

The Company acquired the minority shareholder's interest in Viskase's Brazilian subsidiary for $4.2 million during the first quarter of 1994.

The Company has spent approximately $12 million to $17 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years, and the 1995 research and development and product introduction expenses are expected to be approximately $16 million. Among the projects included in the current research and development efforts is the application of certain patents and technology recently licensed by Viskase to the manufacture of cellulosic casings. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.

The Company is contemplating the private placement of up to $175 million principal amount of senior secured notes. Up to $50 million of the proceeds of the private placement are expected to be used to finance the purchase, in the open market or in private transactions, of 10-1/4% Senior Notes, subject to price and market conditions, while the rest of the proceeds would be used to repay the Company's domestic term loan facility, reduce the amount of the Company's revolving credit obligations and pay the fees and expenses of the private placement. The Company may reduce the amount of the private placement by up to $50 million if the Company is unable to purchase the 10-1/4% senior notes at prices acceptable to the Company. No assurance can be given that the Company will consummate the contemplated private placement, what the terms and conditions of the private placement would be, or whether the proceeds of the private placement would be used as the Company currently expects.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          --------------------------------------------

Financial statements and supplementary financial information meeting the requirements of Regulation S-X are listed in the index to financial statements and schedules, as included under Part IV,
Item 14 of this report.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

There were no disagreements on accounting and financial disclosure required to be disclosed under this item.
                             PART III
                            ----------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information required by this Item is set forth in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (Proxy Statement) in the section entitled "Election of Directors," in the last paragraph of the section entitled "Security Ownership" and in the third paragraph of the section entitled "Certain Relationships and Related Transactions," and is incorporated herein by reference to the Proxy Statement. For information regarding executive officers of the Company, see the information set forth under "Executive Officers of the Registrant" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this Item is set forth in the Proxy Statement in the section entitled "Compensation of Directors and Executive Officers" and is incorporated herein by reference to the Proxy Statement. The information set forth in the Proxy Statement in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" is not required by this Item and is not incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

The information required by this Item is set forth in the Proxy
Statement in the section entitled "Security Ownership" (except for the last paragraph thereof) and is incorporated herein by reference to the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by this Item is set forth in the Proxy
Statement in the section entitled "Certain Relationships and Related Transactions" and is incorporated by reference to the Proxy Statement. See also Part IV, Item 14, Note 15 of Notes to
Consolidated Financial Statements.

                          PART IV
                          -------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         ------------------------------------------------------
         FORM 8-K
         --------

(a) 1.  Financial statements:                             PAGE
        --------------------

       Report of independent accountants                    27

       Consolidated balance sheets, December 29, 1994 and
           December 31, 1993

       Consolidated statements of operations, for January 1 to December 29, 1994 (Post-consummation);
           January 1 to December 31, 1993 (Pre-consummation);
           and December 27, 1991 to December 31, 1992 (Pre-consummation);

       Consolidated statements of stockholders' equity (deficit), for January 1 to December 29, 1994 (Post-consummation); January 1 to December 31, 1993 (Pre-consummation);
           and December 27, 1991 to December 31, 1992 (Pre-consummation);

       Consolidated statements of cash flows, for January 1 to December 29, 1994 (Post-consummation);
           January 1 to December 31, 1993 (Pre-consummation);
           and December 27, 1991 to December 31, 1992 (Pre-consummation);

       Notes to consolidated financial statements                     32


(a) 2.  Financial statement schedules for the periods January 1 to
        ----------------------------------------------------------
        December 29, 1994; January 1 to December 31, 1993; and
        ------------------------------------------------------
        December 27, 1991 to December 31, 1992:
        --------------------------------------
          II  Valuation and qualifying accounts

       V  Property, plant and equipment

      VI Accumulated depreciation, depletion and amortization of property, plant and equipment

      IX  Short-term borrowings

       X  Supplementary income statement information


Schedules other than those listed are omitted because they are not required, are not applicable, or because equivalent information has been included in the financial statements and notes thereto or elsewhere herein.

(b) Exhibits:
    --------

Exhibit No.          Description of Exhibits
- ----------     ---------------------------------------------------

 2.1 Debtors First Amended Joint Plan of Reorganization as Twice Modified dated December 15, 1993 of Envirodyne Industries, Inc. and certain of its subsidiaries (incorporated herein by reference to Exhibit 2 to Form 8-K filed January 19, 1994 of Envirodyne Industries,
               Inc.)   *

 3.1 Amended and Restated Certificate of Incorporation of Envirodyne Industries, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed January 19, 1994, of Envirodyne Industries, Inc.). *

 3.2 Amended and Restated By-Laws of Envirodyne Industries, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed February 21, 1995 of Envirodyne
               Industries, Inc.).  *

 4.1 Indenture dated as of December 31, 1993 between Envirodyne Industries, Inc. and Bankers Trust Company, as Trustee, relating to the 10-1/4% Notes Due 2001 of Envirodyne Industries, Inc. including form of 10-1/4% Note Due 2001 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed January 19, 1994 of Envirodyne Industries, Inc.). *

 4.2 Warrant Agreement dated as of December 31, 1993 between Envirodyne Industries, Inc. and Bankers Trust Company, as Warrant Agent, relating to the Warrants to Purchase Common Stock of Envirodyne Industries, Inc., including form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed January 19, 1994 of Envirodyne Industries, Inc.). *

10.1 Credit Agreement dated as of December 31, 1993 among Envirodyne Industries, Inc. and certain of its subsidiaries, various financial institutions as lenders, and Continental Bank N.A. (now Bank of America Illinois), Citibank International PLC and Citicorp North America, Inc., as the agents for such lenders (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed January 19, 1994 of Envirodyne Industries, Inc.). *

10.2 Amendment No. 1 and Waiver dated as of January 24, 1995 by and among Envirodyne Industries, Inc. and certain of its subsidiaries, various financial institutions or lenders, and Bank of America NT & SA and Citicorp North America, Inc. as the agents for such lenders (incorporated herein by reference to Exhibit 2 to Form 8-K filed February 15, 1995 of Envirodyne Industries, Inc.). *

10.3 Participation Agreement dated as of December 18, 1990 among Viskase Corporation, as Lessee, Envirodyne Industries, Inc., as Guarantor, General Electric Capital Corporation, as Owner Participant, and The Connecticut National Bank, as Owner Trustee (incorporated herein by reference to Exhibit 10.24 to Form 8-K, filed January 22, 1991, of Envirodyne Industries, Inc.). *


10.4 Lease Agreement dated as of December 18, 1990 between The Connecticut National Bank, Owner Trustee, as Lessor and Viskase Corporation, as Lessee (incorporated herein by reference to Exhibit 10.25 to Form 8-K, filed January 22, 1991, of Envirodyne Industries, Inc.). *

10.5 Appendix A; Definitions relating to the Participation Agreement, the Lease and the Ground Lease (incorporated herein by reference to Exhibit 10.26 to Form 8-K, filed January 22, 1991, of Envirodyne Industries, Inc.). *

10.6           Ground Lease dated as of December 18, 1990 between
               Viskase Corporation, as Ground Lessor, and The
               Connecticut National Bank, as Ground Lessee
               (incorporated herein by reference to Exhibit 10.27 to Form 8-K, filed January 22, 1991, of Envirodyne
               Industries, Inc.).  *

10.7 Guaranty Agreement dated as of December 18, 1990, among Envirodyne Industries, Inc.; Clear Shield National, Inc.; Sandusky Plastics of Delaware, Inc.; Viskase Sales Corporation, all as Guarantors; The Connecticut National Bank, as Owner Trustee; and General Electric Capital Corporation, as Owner Participant (incorporated herein by reference to Exhibit 10.28 to Form 8-K, filed January 22, 1991, of Envirodyne Industries, Inc.). *

10.8 Trust Agreement dated as of December 18, 1990 between General Electric Capital Corporation, as Owner Participant, and The Connecticut National Bank, as Owner Trustee (incorporated herein by reference to Exhibit 10.29 to Form 8-K, filed January 22, 1991, of Envirodyne Industries, Inc.). *

10.9 Amended and Restated Management Services Agreement Dated December 31, 1993 between Envirodyne Industries, Inc. and D.P. Kelly and Associates, L.P. (incorporated herein by reference to Exhibit 99.2 to Form 8-K filed January 19, 1994 of Envirodyne Industries, Inc.). + *

10.10 Envirodyne Industries, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to Form 10-K filed March 29, 1994 of Envirodyne
                Industries, Inc.). +  *

10.11           Envirodyne Industries, Inc. Corporate Office
                Management Incentive Plan for Fiscal Year 1994. +

10.12 Envirodyne Industries, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.34 to Form 10-Q for the fiscal quarter ended June 27, 1991, filed August 12, 1991, of Envirodyne Industries, Inc.). + *


10.13 Envirodyne Industries, Inc. Parallel Envirodyne Non-Qualified Thrift Plan (incorporated herein by reference to Exhibit 10.35 to Form 10-Q for the fiscal quarter ended June 27, 1991, filed August 12, 1991, of Envirodyne Industries, Inc.). + *

11.1            Statement re computation of per share earnings.

21.1            Subsidiaries of the registrant.


*  Previously filed, incorporated by reference.
+  Management contract or compensatory plan or arrangement.


(c)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1994.



                         SIGNATURES
                         ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ENVIRODYNE INDUSTRIES, INC.
                                --------------------------
                                (Registrant)


                                 By:  /s/
                                      --------------------------
                                      Donald P. Kelly
                                      Chairman, Chief Executive
                                      Officer and President


                                 By:  /s/
                                      ---------------------------
                                      J.S. Corcoran
                                      Executive Vice President and
                                      Chief Financial Officer



                                 By:  /s/
                                      ---------------------------
                                      Sandra L. Musachia
                                      Controller

Date:   March 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 23rd day of March 1995.



/s/                                s/
- -------------------------------    ----------------------------
Robert N. Dangremond (Director)    Gregory R. Page (Director)



/s/                                /s/
- -------------------------------    -----------------------------
F. Edward Gustafson (Director)     Mark D. Senkpiel (Director)


/s/
- -------------------------------
Michael E. Heisley (Director)






REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Envirodyne Industries, Inc.

We have audited the consolidated financial statements and the financial statement schedules of Envirodyne Industries, Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on December 31, 1993, the Company completed a comprehensive financial restructuring through the implementation of reorganization under Chapter 11 of the United States Bankruptcy Code and applied fresh start reporting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirodyne Industries, Inc. and Subsidiaries as of December 29, 1994 and December 31, 1993, and the consolidated results of their operations and their cash flows for the period January 1 to December 29, 1994 (Post-consummation) and January 1 to December 31, 1993 and December 27, 1991 to December 31, 1992 (Pre-consummation), in conformity with generally accepted accounting principles. In addition, the schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.


Chicago, Illinois
March 15, 1995

       ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS


                                   December 29,     December 31,
                                       1994             1993
                                   -----------      -----------
                                          (in thousands)

ASSETS
  Current assets:
     Cash and equivalents              $  7,289      $  7,743
     Receivables, net                    86,868        72,516
     Inventories                        110,483        98,824
     Other current assets                19,466        17,538
                                       --------      --------
         Total current assets           224,106       196,621

  Property, plant and equipment,
     including those under
     capital lease                      506,099       455,554
     Less accumulated depreciation
       and amortization                  35,761
                                       --------      --------
     Property, plant
       and equipment, net               470,338       455,554

  Deferred financing costs                9,143         8,989
  Other assets                           47,181        50,765
  Excess reorganization value           145,868       155,751
                                       --------      --------
                                       $896,636      $867,680
                                       ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Short-term debt including
       current portion
       of long-term debt
       and obligation
       under capital lease             $ 25,798      $ 15,610
     Accounts payable                    34,335        37,524
     Accrued liabilities                 72,246        61,047
                                       --------      --------
         Total current liabilities      132,379       114,181

  Long-term debt including obligation
     under capital lease                489,358       482,379

  Accrued employee benefits              56,217        53,622
  Deferred and noncurrent
     income taxes                        83,333        78,565
  Minority interest in
     consolidated subsidiary                            3,933

  Commitments and contingencies

  Stockholders' equity:
     Preferred stock, $.01 par value;
       none outstanding
     Common stock, $.01 par value;
       13,515,000 shares issued and
       outstanding at December 29, 1994,
       and 13,500,000 shares
       at December 31, 1993                 135           135
     Paid in capital                    134,865       134,865
     Accumulated (deficit)               (3,612)
     Cumulative foreign currency
       translation adjustments            3,961
                                       --------      --------
           Total stockholders'
              equity                    135,349       135,000
                                       --------      --------
                                       $896,636      $867,680
                                       ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                       ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                              January 1,              January 1,               December 27,
                                                 to                       to                    1991 to,
                                               December                 December                December
                                               29, 1994                 31, 1993                31, 1992
                                            --------------            ------------           --------------
                                    (in thousands, except for number of shares and per share amounts)

NET SALES                                      $599,029                 $587,385                $575,705

COSTS AND EXPENSES
  Cost of sales                                 432,746                  416,410                 398,876
  Selling, general
    and administrative                          111,451                  101,632                  94,076
  Patent infringement
    settlement income                             9,457
  Amortization of intangibles
    and excess reorganization value              15,612                   15,711                  15,547
                                               --------                 --------                --------

OPERATING INCOME                                 48,677                   53,632                  67,206


  Interest income                                   307                      931                     964
  Interest expense                               49,514                   31,190                 106,522
  Other expense (income), net                    (1,668)                   5,540                   8,699
  Fees and expenses associated
    with renegotiation of debt                                                                     3,945
  Minority interest in loss of subsidiary            50                      717
                                               --------                 --------                --------

INCOME (LOSS) BEFORE INCOME
  TAXES, REORGANIZATION ITEMS
  AND EXTRAORDINARY ITEMS                         1,188                   18,550                 (50,996)

  Reorganization items, net                                              104,745
                                               --------                 --------                --------
INCOME (LOSS) BEFORE
  INCOME TAXES AND
  EXTRAORDINARY ITEMS                             1,188                  (86,195)                (50,996)

  Income tax provision (benefit)                  4,800                   12,000                 (14,000)
                                               --------                 --------                --------
(LOSS) BEFORE
  EXTRAORDINARY ITEMS                            (3,612)                 (98,195)                (36,996)

  Extraordinary gain,
    net of tax                                                           183,784
                                               --------                 --------                --------

NET INCOME (LOSS)                               $(3,612)                $ 85,589                $(36,996)
                                                =======                 ========                ========

WEIGHTED AVERAGE
  COMMON SHARES                              13,500,703                      320                     320
                                             ==========                      ===                     ===

PER SHARE AMOUNTS:

(LOSS) BEFORE
  EXTRAORDINARY ITEMS                             $(.27)               $(306,859)              $(115,613)
                                                  =====                =========               =========


NET INCOME (LOSS)                                 $(.27)                $267,466               $(115,613)
                                                  =====                 ========               =========

The accompanying notes are an integral part of the consolidated financial statements.

                        ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           (in  thousands)

                                                                                       Cumulative
                                                                      Retained       Foreign Currency       Total
                                    Common          Paid in           Earnings         Translation      Stockholders'
                                     Stock          Capital           (Deficit)        Adjustments     Equity (Deficit)
                                  ---------     -------------       -------------    ----------------  ----------------


Balance December 26, 1991            $  1           $12,900            $(61,780)          $ 8,576           $(40,303)


Net (loss)                                                              (36,996)                             (36,996)
Translation adjustments                                                                    (6,246)            (6,246)
                                    -----          --------            --------            ------           --------
Balance December 31, 1992               1            12,900             (98,776)            2,330            (83,545)


Net income                                                               85,589                               85,589
Translation adjustments                                                                    (2,044)            (2,044)
Cancellation of
  preconsummation
  Common Stock                         (1)          (12,900)                                                 (12,901)

Elimination of accumulated
  deficit and cumulative
  foreign currency
  translation adjustments                                                13,187              (286)            12,901
                                    -----          --------             -------           -------           --------
                                     $  0          $      0             $     0           $     0           $      0

=======================================================================================================================

Issuance of new
  Common Stock                       $135          $134,865                                                 $135,000
                                     ----          --------                                                 --------
Balance December 31, 1993             135           134,865                                                  135,000

Net (loss)                                                              $(3,612)                              (3,612)
Translation adjustments                                                                    $3,961              3,961
                                    -----          --------             -------            ------           --------
Balance December 29, 1994            $135          $134,865             $(3,612)           $3,961           $135,349
                                     ====          ========             =======            ======           ========


Due to the implementation of the Plan of Reorganization and Fresh Start Reporting, the stockholders' equity at and subsequent to December 31, 1993 is not comparable to the prior years. (Refer to Note 1 of Notes to Consolidated Financial
Statements.)


The accompanying notes are an integral part of the consolidated financial statements.


                      ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      January 1,               January 1,            December 27,
                                                          to                      to                   1991  to
                                                       December                December                December
                                                       29, 1994                31, 1993                31, 1992
                                                     ------------            ------------            -------------
                                                                            (in thousands)
Cash flows from operating activities:
  (Loss) before extraordinary gain                       $(3,612)               $(98,195)               $(36,996)
  Extraordinary gain                                                             183,784
                                                         -------                --------                --------
  Net income (loss)                                       (3,612)                 85,589                 (36,996)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization
        under capital lease                               35,775                  36,687                  33,763
      Amortization of intangibles and excess
        reorganization value                              15,612                  15,711                  15,547
      Amortization of deferred financing
        fees and discount                                  1,569                   2,418                  30,820
      Increase (decrease) in deferred and
        noncurrent income taxes                              (52)                  9,547                 (14,994)
      Foreign currency transaction loss (gain)            (3,465)                  3,380                   5,089
      Loss (gain) on sales of property,
        plant and equipment                                   (9)                    650                   2,089
      Reorganization items and
        fresh start reporting                                                    (79,039)

      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable       (11,257)                 (1,319)                  1,747
        Decrease (increase) in inventories               (10,548)                  4,163                   6,527
        Decrease (increase) in other current assets       (1,607)                 (2,152)                  1,137
        Increase in accounts payable and
          accrued liabilities                              3,774                  15,894                  41,130
        Other                                             (2,894)                    672                   2,564
                                                         -------                 -------                --------
      Total adjustments                                   26,898                   6,612                 125,419
                                                         -------                 -------                --------
        Net cash provided by operating activities
          before reorganization expense                   23,286                  92,201                  88,423

Net cash used for reorganization items                                           (14,929)

Cash flows from investing activities:
  Capital expenditures                                   (32,566)                (40,887)                (29,018)
  Proceeds from sale of property,
    plant and equipment                                      359                     124                     173
  Investments and advances to affiliated companies                                                        (4,990)
  Purchase of minority interest in subsidiary             (4,200)
  Proceeds from sale of time deposits in Puerto Rico                                                       6,600
                                                         -------                 -------                --------
        Net cash (used in) investing activities          (36,407)                (40,763)                (27,235)

Cash flows from financing activities:
  Proceeds from revolving loan
    and long-term borrowings                              37,668                 106,003                       3
  Deferred financing costs                                (1,608)                 (9,779)                    (12)
  Repayment of revolving loan, long-term borrowings
    and capital lease obligations                        (22,617)               (138,736)                (57,439)
                                                         -------                 -------                --------
        Net cash provided by (used in)
          financing activities                            13,443                 (42,512)                (57,448)

Effect of currency exchange rate changes on cash            (776)                   (316)                    847
                                                         -------                 -------                --------
Net increase (decrease) in cash and cash equivalents        (454)                 (6,319)                  4,587
Cash and cash equivalents at beginning of period           7,743                  14,062                   9,475
                                                         -------                 -------                --------
Cash and cash equivalents at end of period               $ 7,289                 $ 7,743                $ 14,062
                                                         =======                 =======                ========

- -----------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                          $43,484                  $28,001                $31,461
  Income taxes paid                                       $5,058                   $1,154                 $5,158

The accompanying notes are an integral part of the consolidated financial statements.



            ENVIRODYNE INDUSTRIES, INC.  AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.         CHAPTER 11 REORGANIZATION PROCEEDINGS

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne Industries, Inc. under Chapter 11 of the U.S. Bankruptcy Code. On January 7, 1993 Viskase Corporation, Viskase Sales Corporation, Viskase Holding Corporation, Clear Shield National, Inc., Sandusky Plastics of Delaware, Inc., Sandusky Plastics, Inc. and Envirodyne Finance Company each filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). On December 17, 1993, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (Plan of Reorganization) with respect to Envirodyne Industries, Inc. (Envirodyne) and certain of its subsidiaries. The Plan of Reorganization was consummated and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993 (Effective Date). For accounting purposes, the Plan of Reorganization was deemed to be effective as of December 31, 1993.

Pursuant to the Plan of Reorganization, Envirodyne's shares of common stock that were outstanding prior to the effective date were canceled. Emerald Acquisition Corporation, the sole stockholder of Envirodyne prior to the consummation of the bankruptcy, received no distribution pursuant to the Plan of Reorganization. The Plan of Reorganization provided for the initial issuance of approximately 13,500,000 new shares of Envirodyne common stock (subject to adjustment), warrants to purchase an additional 1,500,000 shares and distributions to major creditors as follows:


   - Holders of the Envirodyne's former Senior Discount Notes Due 1997 (14.5%) (Old Discount Notes) with an accreted value as of January 6, 1993 of $200,838,211 became entitled to receive a pro rata portion of $219,262,000 principal amount of 10-1/4% Senior Notes Due 2001 (10-1/4% Notes).

   - Holders of Envirodyne's former $200,000,000 principal amount of 14% Senior Subordinated Debentures Due 2001 (Old 14% Debentures), with accrued but unpaid interest through January 6, 1993 of $42,812,000 became entitled to receive a pro rata portion of 12,142,737 shares of the Envirodyne common stock, par value $.01 per share, representing in the aggregate approximately 89.95% of the common stock initially issued pursuant to the Plan of Reorganization.

   - Holders of the Envirodyne's former $91,350,000 principal amount of 13-1/2% Subordinated Notes Due 1996 (Old 13-1/2% Notes), with accrued but unpaid interest through January 6, 1993 of $13,603,842 became entitled to receive a pro rata portion of (i) 903,625 shares of Envirodyne common stock, representing in the aggregate approximately 6.69% of the common stock initially issued pursuant to the Plan of Reorganization, and (ii) warrants (Warrants) to purchase 1,500,000 shares of common stock. The Warrants were issued pursuant to a Warrant Agreement dated as of December 31, 1993 between Envirodyne and Bankers Trust Company, as Warrant Agent. The Warrants are exercisable at any time until December 31, 1998 at an exercise price of $17.25 per share. The number of shares of common stock for which a Warrant is exercisable, and the exercise price of the Warrants, are subject to adjustment upon the occurrence of certain events. In addition, holders of Old 13-1/2% Notes, other than Salomon Brothers Inc (Salomon Brothers) and certain of its affiliates, who elected to grant a limited release to Salomon Brothers and its affiliates pursuant to the Plan of Reorganization, of all claims arising out of the 1989 leveraged buyout acquisition of Envirodyne, the Old 13-1/2% Notes or Envirodyne, were entitled to share ratably in 445,928 shares of common stock, representing in the aggregate approximately 3.30% of the common stock initially issued pursuant to the Plan of Reorganization.

   - Holders of allowed general unsecured claims of Envirodyne (as opposed to subsidiaries of Envirodyne) became entitled to receive 32.28 shares of common stock for each $500 amount of their prepetition claims, or a total of 8,070 shares of common stock, representing .06% of the common stock initially issued pursuant to the Plan of Reorganization. These claims totaled approximately $125,000. If the allowed amount of general unsecured claims of Envirodyne exceeds $125,000, for example upon the resolution of disputed claims, additional shares of common stock will have to be issued to the holders of allowed general unsecured claims of Envirodyne in order to provide equitable allocation of value among Envirodyne's unsecured creditors under the Plan of Reorganization. Such additional shares of common stock would be distributed with respect to allowed general unsecured claims of Envirodyne as follows: (i) approximately 2.58 additional shares per $500 in claims in the event allowed general unsecured claims of Envirodyne are between $125,000 and $25,000,000; (ii) approximately 5.61 additional shares per $500 in claims in the event allowed general unsecured claims of Envirodyne are between $25,000,000 and $50,000,000; (iii) approximately 9.22 additional shares per $500 in claims in the event allowed general unsecured claims of Envirodyne are between $50,000,000 and $75,000,000; and (iv) approximately 13.58 additional shares per $500 in claims in the event allowed general unsecured claims of Envirodyne are between $75,000,000 and $100,000,000. Refer to Note 11 for a discussion of disputed claims which, if determined adversely to Envirodyne, would result in the issuance of common stock.

   - Holders of Envirodyne subsidiary allowed trade claims were paid in full.

   - Salomon Brothers Holding Company Inc 11.25% Pay-in-Kind Notes issued by Envirodyne with an accreted value as of January 6, 1993 of $5,658,000 were canceled.


The contracts constituting the sale and leaseback transaction with General Electric Capital Corporation were assumed by the relevant
Envirodyne subsidiaries under the Plan of Reorganization with minor changes thereto.

The Chapter 11 filing was related only to the Company's domestic operations and did not include the foreign subsidiaries and various inactive domestic subsidiaries.

The Company accounted for the reorganization using the principles of fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates fair value.

The reorganization value of the Company's equity of $135,000,000 was based on the consideration of many factors and various valuation methods, including discounted cash flows, comparable multiples of earnings and other applicable measurements and valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry. The excess of the reorganization value over the fair value of net assets and liabilities is reported as excess reorganization value and is being amortized over a fifteen-year period.


The reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Statement of Operations for the period January 1 to December 31,
1993:


                                                       Income
   Reorganization Items                               (Expense)
   --------------------                               ---------

     Legal, financial advisory and other fees
       associated with the Chapter 11 proceedings      $(14,929)
     Write-off of deferred financing fees
       associated with the Bank Credit Agreement         (4,071)
     Write-off of existing excess investment
       over net assets acquired, net of excess
       reorganization value recorded, and fair
       market value adjustments to assets
       and liabilities                                  (85,745)
                                                        -------
                                                      $(104,745)
                                                      =========
  Extraordinary Gain
  ------------------

     Accreted value of the Old Discount Notes
       less unamortized deferred financing             $197,379
     Principal amount of Old 14% Debentures
       plus accrued interest less
       unamortized deferred financing                   237,125
     Principal amount of Old 13-1/2% Notes
       plus accrued interest less
       unamortized deferred financing                   103,918
     Accreted value of 11-1/4% Pay-in-Kind Notes
       due to Related Party                               5,658
     Envirodyne untendered shares                         2,176
     Envirodyne general unsecured
       creditors allowed claims                              90
     Principal amount of 10-1/4% Notes exchanged
       for Old Discount Notes                          (219,262)
     Fair value of equity exchanged for
       Old 14% Debentures, Old 13-1/2% Notes
       and Envirodyne unsecured claims                 (135,000)
                                                      ---------
     Extraordinary gain before tax provision            192,084

         Tax provision on extraordinary
           gain (refer to Note 13)                        8,300
                                                       --------
     Extraordinary gain net of taxes                   $183,784
                                                       ========


Had the Fresh Start reporting and the Plan of Reorganization been implemented with the related financing at the beginning of 1993, the pro forma Envirodyne consolidated statement of operations would have been as follows:
                             (in thousands, except for number of
                              shares and per share amounts)

                                               Pro forma January 1
                                                       to
                                                December 31, 1993
                                               -------------------
                                                  (unaudited)

Net sales                                           $587,385
  Cost of sales                                      415,498
  Selling, general and administrative                101,632
  Amortization of intangibles and excess
    reorganization cost                               15,612
                                                    --------

Operating income                                      54,643
  Interest income                                        931
  Interest expense                                    51,198
  Other expense (income), net                          5,540
  Minority interest in loss of subsidiary                717
                                                    --------

Income before income taxes                              (447)
  Income tax provision                                 6,140
                                                     -------

Net (loss)                                           $(6,587)
                                                     =======

Weighted average common shares                    13,500,703
Net (loss) per share                                   $(.49)
                                                       =====

The pro forma information reflects the changes in interest cost and depreciation and amortization due to the implementation of the Plan of Reorganization and Fresh Start Reporting.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of presentation
     ---------------------

Effective in 1990 Envirodyne adopted a 52/53 week fiscal year ending on the last Thursday of December. The 1993 financial statements include December 31, 1993 in order to present the effect of the consummation of the Plan of Reorganization.

(B)  Principles of consolidation
     ---------------------------

The consolidated financial statements include the accounts of Envirodyne Industries, Inc. and its subsidiaries (the Company).

Reclassifications have been made to the prior year's financial statement to conform to the 1994 presentation.

(C)  Cash equivalents
     ----------------

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equiva-lents include $821,000 and $1,757,000 of short-term investments at December 29, 1994 and December 31, 1993, respectively.

(D)  Inventories
     -----------

Domestic inventories are valued primarily at the lower of last-in, first-out (LIFO) cost or market. Remaining amounts, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(E)  Property, plant and equipment
     -----------------------------

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations. Effective December 31, 1993 and in conjunction with the Fresh Start Reporting, property, plant and equipment was reported at the estimated fair value (refer to Note 1).

(F)  Deferred financing costs
     ------------------------

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement.

(G)  Patents
     -------

Patents are amortized on the straight-line method over an estimated average useful life of ten years.

(H)  Excess reorganization value and excess investment over net
     ----------------------------------------------------------
     assets acquired, net
     --------------------

Excess reorganization value is amortized on the straight-line method over 15 years.

Cost in excess of net assets acquired, net was amortized on a straight-line method over 40 years in fiscal years 1993 and 1992.


The Company continues to evaluate the recoverability of excess reorganization value based on projected and discounted cash flows of the operating business units.

(I)  Pensions
     --------

The North American operations of Viskase and the Company's operations in Europe have defined benefit retirement plans covering substantially all salaried and full time hourly employees. Pension cost is computed using the projected unit credit method.

The Company's funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations.

(J)  Postretirement benefits other than pensions
     -------------------------------------------

The North American operations of Viskase have postretirement health care and life insurance benefits. Effective January 1, 1993, postretirement benefits other than pensions are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." Prior year's financial statements were accounted for using the pay-as-you-go method.

(K)  Postemployment benefits
     -----------------------

Effective December 31, 1993 and in conjunction with the Fresh Start Reporting, the Company adopted SFAS No. 112 "Employers Accounting for Postemployment Benefits." The impact of adopting SFAS No. 112 was not material.

(L)  Income taxes
     ------------

Income taxes were accounted for in accordance with SFAS No.  109 for the years ended December 29, 1994 and December 31, 1993.

(M)  Net income (loss) per share
     ---------------------------

Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year. No effect has been given to options outstanding under the Company's stock option plans and warrants issued pursuant to the Plan of Reorganization as their effect is anti-dilutive.

(N)  Revenue recognition
     -------------------

Sales to customers are recorded at the time of shipment net of discounts and allowances.

(O)  Foreign currency contracts
     --------------------------

The Company has entered into forward foreign exchange contracts to hedge certain foreign currency transactions on a continuing basis for periods consistent with its committed foreign currency exposures. The effect of this practice is to minimize the effect of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to exchange rate risk because gains and losses on these contracts offset losses and gains on the transactions being hedged. The cash flows from forward contracts accounted for as hedges of identifiable transactions or events are classified consistent with the cash flows from the transactions or events being hedged.


3.  RECEIVABLES

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $2,136,000 and $2,872,000 at December 29, 1994, and at December 31, 1993,
respectively.


4.  INVENTORIES

Inventories consisted of:

                             December 29,         December 31,
                                 1994                1993
                             ------------         ------------
                                       (in thousands)
Raw materials                     $ 20,358          $17,477
Work in process                     37,613           34,158
Finished products                   52,512           47,189
                                  --------          -------
                                  $110,483          $98,824
                                  ========          =======

Approximately 55% and 60% of the Company's inventories at December 29, 1994, and December 31, 1993, respectively, were valued at LIFO. These LIFO values exceeded current manufacturing cost by approximately $7,000,000 and $11,000,000 at December 29, 1994, and December 31, 1993, respectively.


5.  PROPERTY, PLANT AND EQUIPMENT

                               December 29,       December 31,
                                   1994               1993
                               ------------       -----------
                                        (in thousands)

Property, plant and equipment:
  Land and improvements          $ 15,930            $ 15,288
  Buildings and improvements       76,202              60,867
  Machinery and equipment         256,621             213,099
  Construction in progress         20,178              29,132

Capital lease:
  Machinery and equipment         137,168             137,168
                                 --------            --------
                                 $506,099            $455,554
                                 ========            ========


Maintenance and repairs charged to costs and expenses for 1994, 1993, and 1992 aggregated $33,045,000, $32,636,000 and $31,747,000, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years.


6.  OTHER ASSETS

Other assets were comprised of:

                               December 29,          December 31,
                                  1994                   1993
                               -----------           -----------
                                         (in thousands)
Patents                           $50,000               $50,000
  Less accumulated amortization     5,000
                                  -------               -------
    Patents, net                   45,000                50,000
Other                               2,181                   765
                                  -------               -------
                                  $47,181               $50,765
                                  =======               =======

Patents are amortized on the straight-line method over an estimated average useful life of ten years.


7.  ACCRUED LIABILITIES

Accrued liabilities were comprised of:

                                     December 29,   December 31,
                                        1994            1993
                                     -----------    -----------
                                          (in thousands)

Compensation and employee benefits      $33,521         $30,712
Taxes, other than on income               6,454           4,956
Accrued interest                          3,630             235
Accrued volume and sales discounts       11,958           9,309
Accrued reorganization fees and expenses  3,167           7,011
Other                                    13,516           8,824
                                        -------         -------
                                        $72,246         $61,047
                                        =======         =======


8.  DEBT OBLIGATIONS

As described in Note 1, Chapter 11 Reorganization Proceedings,
Envirodyne and certain of its domestic Subsidiaries emerged from Chapter 11 on December 31, 1993.

The $219,262,000 principal amount of 10-1/4% Notes were issued pursuant to an Indenture dated as of December 31, 1993 (10-1/4%
Note Indenture) between Envirodyne and Bankers Trust Company, as Trustee. The 10-1/4% Notes are the unsecured senior obligations of Envirodyne, bear interest at the rate of 10-1/4% per annum, payable on each June 1 and December 1, and mature on December 1, 2001. The 10-1/4% Notes are redeemable, in whole or from time to time in part, at the option of Envirodyne, at the percentages of principal amount specified below plus accrued and unpaid interest to the redemption date, if the 10-1/4% Notes are redeemed during the 12-month period commencing on January 1 of the following years:

            Year                   Percentage
            ----                   ----------
            1995                       105%
            1996                       104%
            1997                       103%
            1998                       102%
            1999                       101%
            2000 and thereafter        100%

The 10-1/4% Note Indenture contains covenants with respect to Envirodyne and its subsidiaries limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends on or redeem or repurchase capital stock, (ii) the incurrence of indebtedness, (iii) certain affiliate transactions and (iv) the ability of the Company to consolidate with or merge with or into another entity or to dispose of substantially all its assets.

In connection with the consummation of the Plan of Reorganization, Envirodyne and certain of its subsidiaries (Borrowers) entered into a Credit Agreement dated December 31, 1993 (Credit Agreement) with the lenders party thereto (Lenders) and with Bank of America Illinois (formerly Continental Bank N.A.), Citibank International PLC and Citicorp North America, Inc., as agents for the Lenders. The Credit Agreement provides for a $195,000,000 facility, consisting of a $100,000,000 domestic term loan facility, a $65,000,000 domestic revolving credit facility (which includes a $27,000,000 domestic letter of credit facility) and a $30,000,000 amortizing multicurrency revolving credit facility (which includes a $3,000,000 multicurrency letter of credit facility). The commitment under the amortizing multicurrency revolver was $27,800,000 at December 29, 1994. The initial borrowings under the Credit Agreement were used (i) to pay indebtedness under the Postpetition Credit Agreement dated as of February 5, 1993 among the Debtors, the lenders party thereto (DIP Lenders) and Continental Bank N.A., as agent for the DIP Lenders, (ii) to pay indebtedness under certain foreign credit facilities, (iii) to pay the claims of subsidiary trade creditors under the Plan of Reorganization and (iv) to pay certain fees and expenses relating to the Plan of Reorganization and the Credit Agreement.
Obligations under the Credit Agreement are collateralized by substantially all of the assets of Envirodyne and its domestic subsidiaries and by the pledge of the capital stock of substantially all of Envirodyne's subsidiaries. Availability of funds under the Credit Agreement is subject to a borrowing base measured by certain assets of Envirodyne and its subsidiaries.

The available borrowing capacity under the Credit Agreement was approximately $41 million at December 29, 1994.

Borrowings under the domestic term loan facility and the domestic revolving credit facility bear interest, at the Company's election, at a rate per annum equal to (i) the Bank of America Illinois base rate plus 1.5% or (ii) the Eurodollar rate plus 2.75%, subject to step downs of up to 0.5% if the Company meets certain debt and interest coverage tests. The domestic term loan facility terminates on December 31, 1999 and is subject to quarterly repayments of principal as follows:

               Calendar        Quarterly        Total Repayment
                 Year       Repayment Amount   for Calendar Year
               ---------    ----------------   -----------------

                  1995        $2,775,000          $11,100,000
                  1996         4,075,000           16,300,000
                  1997         4,450,000           17,800,000
                  1998         4,625,000           18,500,000
                  1999         6,300,000           25,200,000

The domestic revolving credit facility expires on December 31, 1999, with a commitment fee of 0.5% per annum on the unused portion of the commitment. The domestic letter of credit facility expires December 16, 1999, with fees on the outstanding amount of the domestic letters of credit of 0.25% per annum to the issuers and 2.5% per annum to the domestic Lenders, subject to step downs of up to 0.5% if the Company meets certain debt and interest coverage tests.

The multicurrency revolving credit facility permits borrowings in U.S. Dollars, German Marks, French Francs or Pounds Sterling at an interest rate per annum equal to the applicable Eurocurrency rate plus 2.75%, subject to step downs of up to 0.5% if the Company
meets certain debt and interest coverage tests.   The multicurrency
revolving credit facility expires on December 31, 1999 and the commitments thereunder are subject to mandatory quarterly reductions as follows:


           Calendar      Quarterly        Total Reduction
             Year   Commitment Reduction  for Calendar Year
           -------- --------------------  -----------------

             1995       $  500,000          $2,000,000
             1996          950,000           3,800,000
             1997        1,075,000           4,300,000
             1998        1,150,000           4,600,000
             1999          775,000           3,100,000

There is a commitment fee of 0.5% per annum on the unused portion of the multicurrency revolving credit facility. The multicurrency letter of credit facility expires December 16, 1999, with fees on the outstanding amount of the multicurrency letters of credit of 0.25% per annum to the issuers and 2.5% per annum to the multicurrency Lenders, subject to step downs of up to 0.5% if the Company meets certain debt and interest coverage tests.

Envirodyne's obligations under the Credit Agreement bear interest at rates that are expected to fluctuate over time. Envirodyne is required under the Credit Agreement to enter into interest rate protection agreements with respect to a significant portion of the amounts outstanding from time to time thereunder. Envirodyne has entered into $50 million of interest rate protection agreements that cap the Company's LIBOR interest component (excludes spread) at an average rate of 6.50% until January 1997. The fair value of interest rate cap agreements is estimated by obtaining quotes from banks. At December 29, 1994, the carrying amount and estimated fair value of interest rate cap agreements were $1,174,000 and $1,432,000, respectively.

The Borrowers have made certain representations and have agreed to certain covenants that restrict the operations of the Borrowers and their subsidiaries' businesses. Among other things, the Borrowers may not, with limited exceptions, place liens on their properties or assets, incur additional indebtedness, make dividend or other distributions on capital stock, make investments (other than cash equivalent investments), merge or consolidate with any other person, dispose of assets outside the ordinary course of business or exceed stated levels of capital expenditures. The Credit Agreement also contains a number of financial covenants, including covenants relating to cash flow, interest and fixed charge coverage ratios, net worth and debt to cash flow levels.

Unless cured within any applicable grace period, events of default include failure to pay principal, interest or other amounts due to the Lenders, a material breach of a representation or warranty, certain events related to employee benefit plans, certain events of bankruptcy or insolvency, defaults or other indebtedness having a principal amount in the aggregate in excess of $5,000,000, failure to discharge judgments in an amount in excess of $5,000,000, a change of control (as defined) and failure to comply with covenants, including the financial covenants described above.

The Company and the Lenders entered into an amendment of the Credit Agreement as of January 24, 1995 easing certain financial covenants and permanently waiving the event of default arising from the ownership by the Malcolm I. Glazer Trust (Trust) of more than 30% of the Company's Common Stock, provided that the Trust's ownership does not later exceed 49% of the Company's outstanding Common Stock. The Company is currently in compliance with the terms of the Credit Agreement, including the financial covenants.

Outstanding short-term and long-term debt consisted of:

                                           December    December
                                           29, 1994    31, 1993
                                          ---------    --------
                                             (in thousands)
Short-term debt, current maturity
  of long-term debt, and capital
  lease obligation:

  Current maturity of
    Bank Term Loan (8.0%)                    $11,100    $ 8,325
  Current maturity of
    Viskase Capital Lease Obligation           5,450      4,940
  Current maturity of
    Viskase Limited Term Loan (5.9%)           1,882      1,679
  Other                                        7,366        666
                                             -------    -------
      Total short-term debt                  $25,798    $15,610
                                             =======    =======
Long-term debt:

  Bank Credit Agreement:
    Term Loan due 1999 (8.0%)                $80,575   $ 91,675
    Revolving Loan due 1999 (8.9%)            32,524      5,999

  10.25% Senior Notes due 2001               219,262    219,262
  Viskase Capital Lease Obligation           147,194    152,644
  Viskase Limited Term Loan (5.9%)             8,466      9,233
  Other                                        1,337      3,566
                                            --------   --------
       Total long-term debt                 $489,358   $482,379
                                            ========   ========

The fair value of the Company's debt obligation (excluding capital lease obligation) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At December 29, 1994, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligation) were $362,512 and $298,926, respectively.

On December 28, 1990, Viskase and GECC entered into a sale and leaseback transaction. The sale and leaseback of assets included the production and finishing equipment at Viskase's four domestic casing production and finishing facilities. The facilities are located in Chicago, Illinois; Loudon, Tennessee; Osceola, Arkansas and Kentland, Indiana. Viskase, as the Lessee under the relevant agreements, will continue to operate all of the facilities. The lease has been accounted for as a capital lease.

The principal terms of the sale and leaseback transaction include:
(a) a 15 year basic lease term (plus selected renewals at Viskase's option); (b) annual rent payments in advance beginning in February 1991; and (c) a fixed price purchase option at the end of the basic 15 year term and fair market purchase options at the end of the basic term and each renewal term. Further, the Lease Documents contain covenants requiring maintenance by the Company of certain financial ratios and restricting the Company's ability to pay dividends, make payments to affiliates, make investments and incur indebtedness.

Annual rental payments under the Lease will be approximately $19.2 million through 1997, $21.4 million in 1998 and $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4,000,000 currently if the Company achieves and maintains certain financial ratios. As of December 29, 1994, the Company had met the required financial ratios and the letter of credit has been reduced by $4,000,000. The latter can be further reduced in 1997 or eliminated after 1998 if the Company achieves and maintains certain financial ratios. Envirodyne and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

The following is a schedule of minimum future lease payments under capital lease together with the present value of the net minimum lease payments as of December 29, 1994:


       Year ending December               (000's)
                                      ---------------
          1995                           $ 19,227
          1996                             19,227
          1997                             19,227
          1998                             21,363
          1999                             23,499
          Thereafter                      140,994
                                         --------
          Net minimum lease payments      243,537

          Less:
          Amount representing interest    (90,893)
                                         --------
                                         $152,644
                                         ========


The 1995 rental payment of $19,227,000 was paid on February 28, 1995. Principal payments under the capital lease obligation for the years ended 1995 through 1999 range from approximately $5 million to $13 million.

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are (in thousands):

                                     Total
                                   ---------
                  1995              $20,897
                  1996               23,258
                  1997               26,305
                  1998               34,870
                  1999               33,982

9.  OPERATING LEASES

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 29, 1994, are (in thousands):


         1995                                $4,748
         1996                                 2,876
         1997                                 1,175
         1998                                   747
         1999                                   287
         Total thereafter                    ------
         Total minimum lease payments        $9,833
                                             ======

Total rent expense during 1994, 1993 and 1992 amounted to $5,982,000, $5,401,000, and $5,673,000, respectively.


10.  RETIREMENT PLANS

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 29, 1994, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service.

As of the Viskase acquisition date, the former owner assumed the liability for the accumulated benefit obligation under its plans. The effect of expected future compensation increases on benefits accrued is recorded as a liability on the Company's consolidated balance sheet.


PENSIONS - NORTH AMERICA:

Net pension cost for the Viskase North American plans consisted of:

                            January 1,   January  1,  December 27,
                                to          to         1991  to
                            December 29, December 31, December 31,
                                 1994       1993         1992
                            -----------  -----------  -----------
                                          (in thousands)

Service cost - benefits earned
  during the year                $3,662     $3,186      $3,031
Interest cost on projected
  benefit obligation              4,249      4,000       3,578
Actual (gain) loss on plan assets   874     (2,306)     (1,168)
Net amortization and deferral    (3,696)       (74)     (1,026)
                                 ------     ------      ------

Net pension cost                 $5,089     $4,806      $4,415
                                 ======     ======      ======

The amounts included in the consolidated balance sheet for the North American plans of Viskase were:

                                   December 29,    December 31,
                                      1994              1993
                                   -----------     ------------
                                          (in thousands)

Actuarial present value of
  benefit obligation:
     Vested benefits                   $39,165         $34,233
     Nonvested benefits                  4,316           3,369
                                       -------         -------
Accumulated benefit obligation          43,481          37,602
Effect of projected future
  compensation increases                16,651          23,896
                                       -------         -------
Projected benefit obligation            60,132          61,498
Plan assets at fair value,
  primarily listed stocks
  and investment grade
  corporate bonds                       33,678          31,736
                                       -------         -------
Amount underfunded                      26,454          29,762
Unrecognized gain (loss)                 3,778
Unrecognized prior service costs            71
                                       -------        --------
Accrued liability included in
  consolidated balance sheet           $30,303         $29,762
                                       =======         =======

Assumed discount rate                      8.0%            7.0%
Assumed long-term compensation factor      5.0%            4.5%
Assumed long-term return on plan assets    8.5%            8.0%



SAVINGS PLANS:

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time U.S. employees not covered by collective bargaining agreements. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $2,109,000, $2,026,000 and $2,001,000 in 1994,
1993, and 1992, respectively.

INTERNATIONAL PLANS:

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1994, 1993 and 1992 was $1,043,000, $864,000 and $515,000,
respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $1,902,000; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $1,708,000.

OTHER POSTRETIREMENT BENEFITS:

The Company provides postretirement health care and life insurance benefits to Viskase's North American employees. The Company does not fund postretirement health care and life benefits in advance, and has the right to modify these plans in the future.

Effective January 1, 1993, the company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the expected cost of these benefits must be charged to expense during the years that the employee renders service. In connection with the 1989 acquisition of the Company, an accrual of $15,000,000 had been recorded for the estimated postretirement benefits liability at the acquisition date. On January 1, 1993, an additional liability and transition obligation was recorded. Fresh Start accounting results in the write-off of the transition obligation and statement of the liability for postretirement health care and life insurance benefits at fair value. Net periodic postretirement benefit cost for 1994 and 1993 includes the following components:

                                           Medical             Life               Total
                                      ----------------    ----------------   ----------------
                                        1994     1993      1994      1993     1994      1993
                                      -------   ------    ------    ------   ------    ------
                                                     (in thousands)
Components of net periodic
  postretirement benefit cost:
  Service cost - benefits earned
    during the current year             $  511    $  417     $176     $176     $  687    $ 593
  Interest cost - on accumulated
    postretirement benefit
    obligation                           1,208     1,150      442      437      1,650    1,587
  Amortization of unrecognized
    transition obligation                            142                53                 195
                                        ------    ------     ----     ----     ------   ------
  Net periodic benefit cost             $1,719    $1,709     $618     $666     $2,337   $2,375
                                        ======    ======     ====     ====     ======   ======
Actuarial present value
  benefit obligations:
  Retirees                             $ 6,836   $ 6,488   $2,184   $2,170    $ 9,020  $ 8,658
  Fully eligible active participants     2,238     2,358    2,435    2,586      4,673    4,944
  Other active participants              7,660     8,075    1,612    1,767      9,272    9,842
                                       -------   -------   ------   ------    -------  -------
    Total                               16,734    16,921    6,231    6,523     22,965   23,444
  Unrecognized gains                       979                581               1,560
                                       -------   -------   ------   ------    -------  -------
Accumulated postretirement
  benefit obligation                   $17,713   $16,921   $6,812   $6,523    $24,525  $23,444
                                       =======   =======   ======   ======    =======  =======

Assumed discount rate                       8.00%
Assumed medical trend rate                 11.00% in 1995 decreasing to 6.50% in 2004
Assumed long-term compensation factor       5.00%


The postretirement benefit obligation was determined by application of the terms of the various plans, together with relevant actuarial assumptions. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 29, 1994 and December 31, 1993 by $198,000 and $215,000, respectively, and the service and interest cost components for 1994 and 1993 by a total of $22,000 and $13,000, respectively.


11.  CONTINGENCIES

A class action lawsuit by former employees of subsidiary corporations comprising most of the Company's former steel and mining division (SMD) was pending as of the commencement of the bankruptcy case in which the plaintiffs are seeking substantial damages. The Company and the plaintiffs are currently participating in a mediation process to attempt to resolve the case. Envirodyne denies liability and in the absence of successful mediation or other settlement negotiations will continue to vigorously defend these claims. However, inasmuch as the Plan of Reorganization provides for the issuance of common stock with respect to prepetition Envirodyne general unsecured claims (refer to Note 1), an adverse finding of liability and damages could result in substantial dilution to the holders of the common stock.

Litigation has been initiated with respect to events arising out of the bankruptcy cases and the 1989 acquisition of Envirodyne by Emerald with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne. In ARTRA Group Incorporated
                                         ------------------------
v. Salomon Brothers Holding Company Inc, Salomon Brothers Inc,
- --------------------------------------------------------------
D.P. Kelly & Associates, L.P., Donald P. Kelly, Charles K.
- ----------------------------------------------------------
Bobrinskoy, James L. Massey, William Rifkind and Michael
- --------------------------------------------------------
Zimmerman, Case No.  93 A 1616, United States Bankruptcy Court for
- ---------
the Northern District of Illinois, Eastern Division (Bankruptcy Court), ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization. In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc,
- ----------------------------------------------------------------
Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P.
- --------------------------------------------------------------
Kelly, Charles K. Bobrinskoy and Michael Zimmerman, Case No.  93
- --------------------------------------------------
L 2198, Circuit Court of the Eighteenth Judicial Circuit, County of DuPage, State of Illinois, ARTRA alleges negligence, breach of fiduciary duty, fraudulent misrepresentation and deceptive business practices in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136,200,000 plus interest and punitive damages of $408,600,000. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the case is in a preliminary stage and the Company is not a party thereto, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the bankruptcy cases which, if adjudicated in a manner similar to that in the bankruptcy cases, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were ultimately successful in establishing their right to indemnification.

In the Envirodyne bankruptcy case the United States Environmental Protection Agency (USEPA), the Economic Development Authority
(EDA), and Navistar International Transportation Corp. (Navistar Transportation) filed proofs of claim with respect to unreimbursed environmental response costs at the location of the former SMD operations. The parties have agreed in principle, subject to the negotiation of a definitive settlement agreement, Bankruptcy Court approval and public comment pursuant to regulations applicable to EDA and USEPA, to settle the claims against Envirodyne through the payment of $5,000 to the USEPA and the issuance of 64,460 shares of common stock to Navistar Transportation. In the event that the settlement is not completed, Envirodyne believes that it has valid defenses to the claims and will continue its objections to the claims. To the extent that USEPA, EDA or Navistar Transportation were able to establish liability and damages as to their respective proofs of claim, such parties would receive Common Stock under the Plan of Reorganization in satisfaction of their claims.

Certain of Envirodyne's stockholders prior to the acquisition of Envirodyne by Emerald failed to exchange their certificates representing old Envirodyne common stock for the $40 per share cash merger consideration specified by the applicable acquisition agreement. In the Envirodyne bankruptcy case, Envirodyne is seeking to equitably subordinate the interests of the holders of untendered shares, in which event such holders would receive no distribution pursuant to the Plan of Reorganization. The Bankruptcy Court granted Envirodyne's motion for summary judgment to equitably subordinate the holders of untendered shares. Certain holders have appealed the summary judgment to the United States District Court for the Northern District of Illinois. If such holders were ultimately successful, Envirodyne believes that the maximum number of shares of common stock that it would be required to issue to such claimants is approximately 106,000.

In August 1993, Clear Shield National, Inc. received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the disposable plastic cutlery industry. Clear Shield National, Inc. has cooperated fully with the investigation.

The Company and its subsidiaries are involved in various legal proceedings arising out of Its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.


12.  CAPITAL STOCK, PAID IN CAPITAL, AND WARRANTS

Authorized shares of preferred stock ($.01 par value per share) and common stock ($.01 par value per share) for the reorganized Envirodyne are 25,000,000 shares and 50,000,000 shares, respectively. 13,515,000 shares of common stock were issued and outstanding as of December 29, 1994. In accordance with the Plan of Reorganization, an additional 15,000 shares of common stock were issued to the general unsecured creditors of Envirodyne during 1994. (Refer to Note 1.)

Prior to the December 31, 1993 reorganization, the authorized shares of preferred stock and common stock were 1,000 shares and 320 shares, respectively.

Envirodyne issued 1,500,000 warrants pursuant to the Plan of Reorganization. Each warrant is exercisable at any time until December 31, 1998 for one share of common stock at an exercise price of $17.25 per share. The exercise price and the number of shares of common stock for which a warrant is exercisable are subject to adjustment upon the occurrence of certain events.

The Plan of Reorganization provides for the issuance of common stock to general unsecured creditors of Envirodyne. As of the date hereof, certain parties have made claims as general unsecured creditors of Envirodyne the allowance of which Envirodyne has denied. To the extent that such parties are successful in establishing the allowance of their claims, they would be entitled to receive common stock in satisfaction of such claims, which would result in dilution to the existing holders of the common stock. (Refer to Note 11.)


13.  INCOME TAXES

The provision (benefit) for income taxes consisted of:


                      January 1,     January  1,    December 27,
                          to              to           1991 to
                     December 29,     December 31,   December 31,
                         1994            1993           1992
                     -----------      -----------    -----------
                                    (in thousands)
Current:
  Federal                $  200
  Foreign                 4,652         $2,453            $994
  State and local
                         ------        -------        --------
                          4,852          2,453             994
                         ------        -------        --------
Deferred:
  Federal                  (194)        17,188         (13,206)
  Foreign                   128         (1,434)            174
  State and local            14          2,093          (1,962)
                         ------        -------        --------
                            (52)        17,847         (14,994)
                         ------        -------        --------
                         $4,800        $20,300        $(14,000)
                         ======        =======        ========

The income tax expense for the 1993 period was allocated between loss before extraordinary gain for $12,000,000 and to the extraordinary gain for $8,300,000.

A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:


                           January 1,     January  1,  December 27,
                              to             to         1991 to
                           December 29,  December 31,  December 31,
                               1994          1993          1992
                           -----------   -----------   -----------
                                        (in thousands)

Statutory federal tax rate     35.0%         35.0%       (34.0)%
Increase (decrease) in tax
  rate due to:
State and local taxes
     net of related federal
     tax benefit                 .8           1.3         (2.5)
   Net effect of taxes
     relating to foreign
     operations               140.3           1.5          1.6
   Intangibles amortization   214.1           2.3          5.8
   U.S. alternative
     minimum tax
   Non-taxable debt
     discharge income,
     fresh start accounting
     and other bankruptcy
     related expenses                       (22.9)
   Tax rate changes                           1.7
   Other                       13.8            .3           1.7
                              -----         -----          ----
Consolidated effective
   tax rate                   404.0%         19.2%        (27.4)%
                              =====          ====         =====

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1994 are as follows:

                                         Temporary Difference                     Tax Effected
                                     -------------------------------   -----------------------------------
                                     Deferred Tax      Deferred Tax    Deferred Tax         Deferred  Tax
                                        Assets         Liabilities         Assets            Liabilities
                                     ------------    ---------------   -------------       ---------------

Depreciation basis differences                            $319,256                             $120,418
Inventory basis differences                                 31,456                               12,268
Intangible basis differences                                40,226                               15,688
Lease transaction                       $152,644                            $59,531
Pension and healthcare                    53,589                             20,936
Reserves                                  23,579                              9,196
Foreign exchange and other                 8,806            71,255            3,128              27,750
                                        --------          --------         --------            --------
                                        $238,618          $462,193         $ 92,791            $176,124
                                        ========          ========         ========            ========

At December 29, 1994, the Company had $11,066,000 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

At December 29, 1994, the Company had federal income tax net operating loss carryforwards of approximately $36 million. Such losses will expire in the year 2008, if not previously utilized.
In addition the Company has alternative minimum tax credit carryforwards of $3.5 million. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules and thus these carryforwards have not been realized for financial statement purposes due to these limitations.

Domestic earnings or (losses) after extraordinary gain or loss and before income taxes were approximately $(7,705,000), $107,622,000 and $(50,300,000) in 1994, 1993 and 1992, respectively. Foreign earnings or (losses) before income taxes were approximately $8,893,000, $(1,733,000) and $(700,000) in 1994, 1993 and 1992,
respectively.

The Company joins in filing a U.S. consolidated federal income tax return including all of its domestic subsidiaries.


14.         RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred and totaled $16,852,000, $15,216,000 and $12,323,000, for 1994, 1993, and 1992,
respectively.


15.  RELATED PARTY TRANSACTIONS

During each of 1994, 1993 and 1992, the Company paid DPK $770,000 for management services. In fiscal 1994, 1993 and 1992, the Company made payments of approximately $560,000, $354,000 and $681,000, respectively, to an affiliate of DPK for the use of a jet aircraft on an as-needed basis.

During fiscal 1994, 1993, and 1992, the Company purchased product and services from affiliates of DPK in the amounts of approximately $1,367,000, $941,000 and $285,000, respectively. During fiscal
1994, 1993, and 1992, the Company sublet office space from DPK for which it paid approximately $151,000, $150,000 and $150,000, respectively, in rent.

During fiscal 1994, the Company advanced funds to and made payments on behalf of DPK and Donald P. Kelly in the amount of $118,000 for legal fees related to the litigation involving ARTRA GROUP
Incorporated (refer to Note 11).

16.  BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC AREA INFORMATION

Envirodyne primarily manufactures and sells polymeric food casings and plastic packaging films and containers (food packaging products) and disposable foodservice supplies. The Company's operations are primarily in North America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Other income for 1994, 1993, and 1992 includes net foreign exchange transaction gains (losses) of approximately $2,707,000, $(4,631,000), and
$(7,568,000), respectively.


Business Segment Information
- ----------------------------

                              January 1    January 1,  December 27,
                                 to            to       1991  to
                             December 29, December 31, December 31,
                                  1994        1993         1992
                             -----------  -----------  ------------
                                         (in thousands)
Net sales:
  Food packaging products       $530,179     $522,363     $513,777
  Disposable foodservice
    supplies                      68,996       66,383       62,918
  Other and eliminations            (146)      (1,361)        (990)
                                --------     --------     --------
                                $599,029     $587,385     $575,705
                                ========     ========     ========

Earnings before income taxes:
Operating income:
  Food packaging products       $ 48,145     $ 53,432     $ 66,949
  Disposable foodservice
    supplies                       6,514        5,223        5,913
  Unallocated expenses,
     net - primarily corporate    (5,982)      (5,023)      (5,656)
                                --------     --------     --------
                                  48,677       53,632       67,206

Interest expense, net             49,207       30,259      105,558
Other expense (income), net       (1,668)       5,540        8,699
Fees and expenses associated
  with renegotiation of debt                                 3,945
Minority interest in
  loss of subsidiary                  50          717
                                --------     --------     --------

                                 $ 1,188      $18,550     $(50,996)
                                ========     ========     ========

Identifiable assets:
  Food packaging products       $814,731     $790,125     $911,834
  Disposable foodservice
    supplies                      71,530       64,879       89,753
  Corporate and other,
    primarily cash equivalents    10,375       12,676       25,375
                                --------     --------     --------
                                $896,636     $867,680   $1,026,962
                                ========     ========   ==========

Depreciation and amortization
   under capital lease and
   amortization of
   intangibles expense:
  Food packaging products        $47,207      $46,715     $ 43,857
  Disposable foodservice
    supplies                       4,125        5,624        5,402
  Corporate and other                 55           59           51
                                --------     --------     --------
                                 $51,387      $52,398     $ 49,310
                                ========     ========   ==========

Capital expenditures:
  Food packaging products        $28,534      $37,673     $ 26,618
  Disposable foodservice
    supplies                       4,012        3,100        2,387
  Corporate and other                 20          114           13
                                 -------      -------     --------
                                 $32,566      $40,887     $ 29,018
                                 =======      =======     ========

Geographic Area Information
- ---------------------------

                             January 1,  January 1,  December 27,
                                to           to        1991  to
                            December 29, December 31, December 31,
                                1994         1993         1992
                            -----------  -----------  -----------
                                        (in thousands)

Net sales:
  North/South American
    operations                  $423,049     $426,644     $409,831
  European operations            184,395      164,717      171,844
  Other and eliminations          (8,415)      (3,976)      (5,970)
                                --------     --------     --------
                                $599,029     $587,385     $575,705
                                ========     ========     ========

Operating profit:
  North/South American
    operations                   $28,124      $37,495      $48,263
  European operations             20,553       16,137       18,943
                                --------     --------     --------
                                 $48,677      $53,632      $67,206
                                ========     ========     ========
Identifiable assets:
  North/South American
    operations                  $667,358     $669,240   $  804,203
  European operations            229,278      198,440      222,759
                                --------     --------   ----------
                                $896,636     $867,680   $1,026,962
                                ========     ========   ==========


The total assets and net assets of foreign businesses were approximately $275,067 and $106,662 at December 29, 1994.


17.   QUARTERLY DATA (Unaudited)

Quarterly financial information for 1994 is as follows (in thousands, except for per share amounts):


                   First    Second    Third    Fourth
Fiscal 1994       Quarter   Quarter  Quarter   Quarter    Annual
- -----------      --------  --------  --------  --------  --------

Net Sales        $142,593  $150,788  $151,883  $153,765  $599,029

Operating
  Income            9,710    18,739     9,755    10,473    48,677

Net income
  (loss)           (2,507)    3,448    (3,261)   (1,292)   (3,612)

Net income
  per share         (0.19)     0.26     (0.24)    (0.10)    (0.27)


The second quarter operating income benefitted from a $9.5 million settlement of a patent infringement suit.

Net income per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter.


18.   STOCK OPTIONS

At December 29, 1994, the Company had outstanding options under the 1993 Stock Option Plan. Options were issued to certain employees to purchase shares at not less than the fair market value of the shares on the grant date. The plan options generally vest in three equal annual amounts beginning one year from the grant date and expire ten years from the grant date.

Stock option activity for the year ended December 29, 1994, was:

                                   Number of
                                    Option      Option Price
                                    Shares       Per  Share
                                  -----------   ------------

  Outstanding, December 31, 1993           0           -
      Granted                        402,020       $5.06
      Exercised                            -           -
      Terminated                     (13,100)       5.06
                                     -------
  Outstanding, December 29, 1994     388,920        5.06
                                     =======

At December 29, 1994, none of the option grants were exercisable because the grants are conditioned upon the approval of the 1993
Stock Option Plan by the Company's stockholders at the 1995 annual meeting.


19.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value as of December 29, 1994 of the Company's financial instruments. (Refer to Notes 2 and 8.)

                                        Carrying     Estimated
                                          Value      Fair Value
                                        --------     ----------
                                            (in thousands)
Assets:
  Cash and equivalents                  $  7,289     $  7,289
  Foreign currency contracts               4,614        4,649
  Interest rate agreements                 1,174        1,432

Liabilities:
  Long-term debt
    (excluding capital lease)            362,512      298,926


          ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES         SCHEDULE II
               VALUATION AND QUALIFYING ACCOUNTS

                        (in thousands)
                          Balance at      Provision                                                   Balance
                           Beginning     Charged to                                                    at End
     Description          of  Period       Expense       Write-offs     Recoveries      Other(1)     of Period
     -----------          ----------     -----------     ----------     ----------     ---------
1994 for the year ended
     December 29
     Allowance for
     doubtful accounts       $2,872        $  939         $(1,824)        $ 21          $ 128         $2,136

1993 for the year ended
     December 31
     Allowance for
     doubtful accounts        2,175         1,166            (334)          70           (205)         2,872

1992 for the year ended
     December 31
     Allowance for
     doubtful accounts        1,999           817            (473)          15           (183)         2,175


1994 for the year ended
     December 29
     Reserve for obsolete
     and slow moving
     inventory                5,425         2,936          (3,123)                        115          5,353

1993 for the year ended
     December 31
     Reserve for obsolete
     and slow moving
     inventory                3,178         4,973          (2,660)                        (66)         5,425

1992 for the year ended
     December 31
     Reserve for obsolete
     and slow moving
     inventory                3,116         2,607          (2,426)         (12)          (107)         3,178



(1)     Foreign currency translation.


SCHEDULE V
                 ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES     SCHEDULE V
                       PROPERTY, PLANT AND EQUIPMENT

             for the period January 1, 1994 to December 29, 1994
                              (in thousands)

                             Balance  at                                                            Balance  at
                              Beginning       Additions                                                End
Description                   of Period        at Cost           Retirements          Other(1)       of Period
- -----------                  -----------      ---------          -----------        -----------     -----------

Land and improvements          $ 15,288        $    18           $   (57)              $    681      $ 15,930

Buildings and improvements       60,867          2,591                                   12,744        76,202

Machinery and equipment         213,099         37,323              (570)                 6,769       256,621

Construction in progress         29,132         (7,366)                                  (1,588)       20,178

Equipment under capital lease   137,168                                                               137,168
                               --------        -------           -------               --------      --------
                               $455,554        $32,566           $  (627)              $ 18,606      $506,099
                               ========        =======           =======               ========      ========

(1)    Includes the final fresh start adjustments to reflect the Company's property, plant and equipment including those under capital lease at the estimated fair value at December 31, 1993 (refer to Part IV, Item 14, Note 1 of the Notes to Consolidated Financial Statements) and $7,782,000 due to foreign currency translation.



SCHEDULE V
            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES          SCHEDULE V
                    PROPERTY, PLANT AND EQUIPMENT

                    for the period January 1, 1993 to December 31, 1993
                                      (in thousands)

                             Balance  at                                                            Balance  at
                              Beginning       Additions                                                End
Description                   of Period        at Cost           Retirements          Other(1)       of Period
- -----------                  -----------      ---------          -----------        -----------     -----------

Land and improvements          $ 16,249        $   314           $   (71)           $    (1,204)     $ 15,288

Buildings and improvements       68,094          4,499              (418)               (11,308)       60,867

Machinery and equipment         264,428         25,619            (3,226)               (73,722)      213,099

Construction in progress         23,308         10,455                                   (4,631)       29,132

Equipment under capital lease   171,461                                                 (34,293)      137,168
                               --------        -------           -------               --------      --------
                               $543,540        $40,887           $(3,715)             $(125,158)     $455,554
                               ========        =======           =======              =========      ========

(1)          Includes fresh start adjustments to reflect the Company's property, plant and equipment including those under capital lease at the estimated fair value at December 31, 1993 (refer to Part IV, Item 14, Note 1 of the Notes to Consolidated
             Financial Statements) and $(6,700,000) due to foreign currency translation.






         ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES                SCHEDULE V
              PROPERTY, PLANT AND EQUIPMENT

       for the period December 26, 1991 to December 31, 1992
                            (in thousands)


                             Balance  at                                                   Balance  at
                              Beginning     Additions                                          End
     Description             of Period       at Cost      Retirements         Other(1)      of Period
     -----------            ------------    ---------     -----------       ----------     -----------

Land and improvements          $ 17,727     $    97        $  (102)          $ (1,473)     $ 16,249

Buildings and improvements       71,584       2,295            (12)            (5,773)       68,094

Machinery and equipment         237,446      41,665         (4,328)           (10,355)      264,428

Construction in progress         38,013     (15,039)                              334        23,308

Equipment under capital lease   171,461                                                     171,461
                               --------     -------        -------           --------      --------
                               $536,231     $29,018        $(4,442)          $(17,267)     $543,540
                               ========     =======        =======           ========      ========

(1)          Includes $(15,524,000) due to foreign currency translation.



              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES           SCHEDULE VI
                ACCUMULATED DEPRECIATION, DEPLETION AND
             AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

             for the period January 1, 1994 to December 29, 1994
                             (in thousands)


                                             Additions
                                Balance  at  Charged to                              Balance at
                                Beginning     Costs and                                  End
     Description                of Period    Expenses    Retirements    Other (1)    of Period
     -----------               -----------  -----------  -----------   ----------   -----------

Land and improvements             $     0     $   176                        $ 64      $   240

Buildings and improvements              0       2,389        $  (2)           752        3,139

Machinery and equipment                 0      21,779         (178)          (650)      20,951

Equipment under capital lease           0      11,431                                   11,431
                                  -------     -------        -----           ----      -------
                                  $     0     $35,775        $(180)          $166      $35,761
                                  =======     =======        =====            ===      =======

(1)          Includes the final fresh start adjustments at December 31, 1993 (refer to Part IV,
     Item 14, Note 1 of Notes to Consolidated Financial Statements) and includes $101,000 due to foreign currency translation.




              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES           SCHEDULE VI
                ACCUMULATED DEPRECIATION, DEPLETION AND
             AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

             for the period January 1, 1993 to December 31, 1993
                             (in thousands)

                                             Additions
                                Balance at   Charged to                              Balance at
                                Beginning     Costs and                                  End
     Description                of Period   Expenses (2)  Retirements    Other (1)    of Period
     -----------               -----------  ------------  -----------   ----------   -----------

Land and improvements             $   820     $   184      $   (18)     $    (986)       $   0

Buildings and improvements          8,144       2,226          (99)       (10,271)           0

Machinery and equipment            59,313      25,841       (2,809)       (82,345)           0

Equipment under capital lease      22,862      11,431                     (34,293)           0
                                  -------     -------      -------      ---------        -----
                                  $91,139     $39,682      $(2,926)     $(127,895)       $   0
                                  =======     =======      =======      =========        =====

(1)          Includes fresh start adjustments to reflect the elimination of accumulated depreciation and amortization at December
             31, 1993 (refer to Part IV, Item 14, Note 1 of Notes to Consolidated Financial Statements) and includes $(1,988,000)
             due to foreign currency translation.

(2)          Excludes approximately $(3,000,000) amortization of the deferred gain on capital lease.





            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES        SCHEDULE VI
              ACCUMULATED DEPRECIATION, DEPLETION AND
            AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

         for the period December 26, 1991 to December 31, 1992
                              (in thousands)

                                          Additions
                            Balance  at   Charged  to                            Balance at
                             Beginning     Costs and                                End
     Description             of Period   Expenses (2)  Retirements   Other (1)   of Period
     -----------            -----------  ------------  -----------  ----------  -----------

Land and improvements          $   642     $   206     $   (22)      $    (6)     $   820

Buildings and improvements       6,312       2,086          (3)         (251)       8,144

Machinery and equipment         41,242      23,034      (2,224)       (2,739)      59,313

Equipment under capital lease   11,431      11,431                                 22,862
                               -------     -------      -------      -------      -------
                               $59,627     $36,757      $(2,249)     $(2,996)     $91,139
                               =======     =======      =======      =======      =======

(1)          Includes $(2,235,000) due to foreign currency translation.

(2)          Excludes approximately $(3,000,000) amortization of the deferred gain on capital lease.



        ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES      SCHEDULE IX
                   SHORT-TERM BORROWINGS

for the fiscal years ended December 29, 1994, December 31, 1993 and December 31, 1992
                            (dollars in thousands)

                                                   Year End       Maximum           Average           Weighted
             Category of                           Weighted        Amount            Amount           Average
             Aggregate            Balance at        Average      Outstanding       Outstanding      Interest Rate
             Short-Term             End of          Interest       During  the     During  the       During the
           Borrowings (1),(5)       Period            Rate           Period         Period (2)       Period  (3)
         --------------------     -----------      ----------     ------------     ------------     -------------
1994     European facilities (4)     $4,901           7.14%          $5,703           $2,612             9.53%

1993     European facilities (4)       $242           9.50%          $5,641           $4,121            10.29%

1992     European facilities (4)     $4,194          10.15%          $7,854           $5,854            10.47%

     (1)  Reference is made to Note 8 of Notes to Consolidated Financial Statements for a discussion of general terms of short-term borrowings.

     (2)  Average amount outstanding during the period is based on month end balances.

     (3)  Weighted average interest rate during the period is based on interest expense applicable to average amounts outstanding during the period.

     (4)  Consists of seven working capital facilities of the Company's European subsidiaries, which individually and in the aggregate are immaterial.

     (5)  The above schedule does not include long-term debt reclassified to current.

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES        SCHEDULE X
              SUPPLEMENTARY INCOME STATEMENT INFORMATION

                           (in thousands)

                                                        Amortization
     Description                                          Expense
     -----------                                        ------------

1994     for the year ended December 29
         Intangibles and excess
         reorganization value                             $15,612

         Deferred financing costs                           1,569

1993     for the year ended December 31
         Intangibles and excess investment
         over net assets acquired                          15,711

         Deferred financing costs                           1,948

1992     for the year ended December 31
         Intangibles and excess investment
         over net assets acquired                          15,547

         Deferred financing costs                           3,795