Form 10-Q
period 1995-03-30
ENVIRODYNE INDUSTRIES INC
filed 1995-05-12
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                              FORM 10-Q


      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ------    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the quarterly period ended   March 30, 1995
                                            -----------------
                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES  EXCHANGE ACT OF 1934

            For the transition period from         to
                                           --------  ------------


                      Commission file number   0-5485
                                             ----------

                          ENVIRODYNE INDUSTRIES, INC.
             ---------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                  95-2677354
- -------------------------------                     -------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois             60521
- -----------------------------------------------          ---------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (708) 571-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No
                           -----        -----

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes   X       No
                                        -----        ------

      As of May 12, 1995, there were 13,515,000 shares outstanding of the registrant's Common Stock, $.01 par value.


                PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        ---------------------

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 1994 (1994 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1994 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.



            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                          March 30,    December 29,
                                            1995           1994
                                          --------     -----------
                                         (unaudited)
                                              (in thousands)

ASSETS
  Current assets:
     Cash and equivalents                $  7,209       $  7,289
     Receivables, net                      89,007         86,868
     Inventories                          124,470        110,483
     Other current assets                  30,311         19,466
                                         --------       --------
         Total current assets             250,997        224,106

  Property, plant and equipment,
     including those under capital
       lease                              518,958        506,099
     Less accumulated depreciation
       and amortization                    46,166         35,761
                                         --------       --------
     Property, plant and equipment, net   472,792        470,338

  Deferred financing costs                  9,130          9,143
  Other assets                             45,842         47,181
  Excess reorganization value             143,252        145,868
                                         --------       --------
                                         $922,013       $896,636
                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Short-term debt including current
       portion of long-term debt and
       obligation under capital lease    $ 28,221       $ 25,798
     Accounts payable                      34,680         34,335
     Accrued liabilities                   73,805         72,246
                                         --------       --------
         Total current liabilities        136,706        132,379

  Long-term debt including obligation
     under capital lease                  510,944        489,358

  Accrued employee benefits                56,927         56,217
  Deferred and noncurrent income taxes     83,426         83,333

  Commitments and contingencies

  Stockholders' equity:
     Preferred stock, $.01 par value;
       none outstanding
     Common stock, $.01 par value;
       13,515,000 shares issued and
       outstanding                            135            135
     Paid in capital                      134,865        134,865
     Accumulated (deficit)                 (7,507)        (3,612)
     Cumulative foreign currency
       translation adjustments              6,517          3,961
                                         --------       --------
         Total stockholders' equity       134,010        135,349
                                         --------       --------
                                         $922,013       $896,636
                                         ========       ========

The accompanying notes are an integral part of the consolidated financial statements.


          ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (unaudited)

                                          Three   Months   Ended
                                     ----------------------------------
                                     March 30,                March 31,
                                       1995                     1994
                                     ---------               ----------
                                    (in thousands, except for number of
                                     shares and per share amounts)

NET SALES                             $155,824                $142,593

COSTS AND EXPENSES
  Cost of sales                        113,689                 102,119
  Selling, general
    and administrative                  29,536                  26,918
  Amortization of intangibles
    and excess reorganization value      3,910                   3,846
                                       -------                 -------
OPERATING INCOME                         8,689                   9,710


  Interest income                           64                      61
  Interest expense                      13,434                  12,059
  Other income, net                        591                     281
  Minority interest in loss
    of subsidiary                                                   50
                                       -------                 -------

(LOSS) BEFORE INCOME TAXES              (4,090)                 (1,957)

  Income tax provision (benefit)          (195)                    550
                                       -------                 -------
NET (LOSS)                            $ (3,895)               $ (2,507)
                                      ========                ========
WEIGHTED AVERAGE
  COMMON SHARES                     13,515,000              13,500,000

PER SHARE AMOUNTS:

NET (LOSS)                               $(.29)                  $(.19)
                                         =====                   =====



The accompanying notes are an integral part of the consolidated financial statements.



                   ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                           Three   Months   Ended
                                        ----------------------------
                                          March 30,        March 31,
                                            1995             1994
                                          ---------        --------
                                               (in thousands)

Cash flows from operating activities:
  Net (loss)                               $(3,895)         $(2,507)
  Adjustments to reconcile net (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization
        under capital lease                  9,986            9,000
      Amortization of intangibles
        and excess reorganization value      3,910            3,846
      Amortization of deferred financing
        fees and discount                      549              362
      Decrease in deferred and
        noncurrent income taxes               (907)            (936)
      Foreign currency transaction gain     (1,586)            (837)

      Changes in operating assets
        and liabilities:
        Increase in accounts receivable       (438)          (7,798)
        Increase in inventories            (12,192)          (7,719)
        Increase in other current assets   (10,615)          (9,529)
        Increase in accounts payable and
          accrued liabilities                  254            1,954
        Other                                  398              949
                                          --------         --------
      Total adjustments                    (10,641)         (10,708)
                                          --------         --------
        Net cash used in
          operating activities             (14,536)         (13,215)

Cash flows from investing activities:
  Capital expenditures                      (7,631)          (7,354)
  Proceeds from sale of property,
    plant and equipment                                          20
  Purchase of minority interest
    in subsidiary                                            (4,200)
                                          --------         --------
        Net cash (used in)
          investing activities              (7,631)         (11,534)

Cash flows from financing activities:
  Proceeds from revolving loan
    and long-term borrowings                42,249           25,836
  Deferred financing costs                    (464)             (10)
  Repayment of revolving loan,
    long-term borrowings
    and capital lease obligations          (19,973)          (5,058)
                                          --------         --------
        Net cash provided by
          financing activities              21,812           20,768

Effect of currency exchange
  rate changes on cash                         275              175
                                          --------         --------
Net decrease in cash and equivalents           (80)          (3,806)
Cash and equivalents at
  beginning of period                        7,289            7,743
                                           -------         --------
Cash, restricted cash and equivalents
  at end of period                         $ 7,209         $  3,937
                                           =======         ========

- --------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                            $16,330           $16,420
  Income taxes paid                         $1,045           $   479



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

The Plan of Reorganization provided for the initial issuance of approximately 13,500,000 shares of Envirodyne common stock, warrants to purchase an additional 1,500,000 shares (subject to adjustment) and $219,262,000 principal amount of 10-1/4% Senior Notes Due 2001 (10-1/4% Notes).

Holders of allowed general unsecured claims of Envirodyne (as opposed to subsidiaries of Envirodyne) became entitled to receive 32.28 shares of common stock for each $500 amount of their prepetition claims, or a total of 8,070 shares of common stock, representing .06% of the common stock initially issued pursuant to the Plan of Reorganization. These claims totaled approximately $125,000. If the allowed amount of general unsecured claims of Envirodyne exceeds $125,000, for example upon the resolution of disputed claims, additional shares of common stock will have to be issued to the holders of allowed general unsecured claims of Envirodyne in order to provide equitable allocation of value among Envirodyne's unsecured creditors under the Plan of Reorganization. Such additional shares of common stock would be distributed with respect to allowed general unsecured claims of Envirodyne as follows: (i) approximately 2.58 additional shares per $500 in claims in the event allowed general unsecured claims of Envirodyne are between $125,000 and $25,000,000; (ii) approximately 5.61 additional shares per $500 in claims in the event allowed general unsecured claims of Envirodyne are between $25,000,000 and $50,000,000; (iii) approximately 9.22 additional shares per $500 in claims in the event allowed general unsecured claims of Envirodyne are between $50,000,000 and $75,000,000; and (iv) approximately 13.58 additional shares per $500 in claims in the event allowed general unsecured claims of Envirodyne are between $75,000,000 and $100,000,000. Refer to Note 5 for a discussion of disputed claims which, if determined adversely to Envirodyne, would result in the issuance of common stock.

The Company accounted for the reorganization using the principles of fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all assets and liabilities were restated to reflect their reorganization value. A reorganization value of the Company's equity of $135,000,000 was based on the consideration of many factors and various valuation methods, including discounted cash flows, comparable multiples of earnings and other applicable measurements and valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry. The excess of the reorganization value over the fair value of net assets and liabilities has been reported as excess reorganization value and is being amortized over a fifteen-year period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Principles of Consolidation
     ---------------------------

The consolidated financial statements include the accounts of Envirodyne and its subsidiaries.


3. INVENTORIES

Inventories consisted of:
                                       March 30,     December 29,
                                         1995           1994
                                       ---------     -----------
                                             (in thousands)

Raw materials                          $ 24,077        $ 20,358
Work in process                          41,732          37,613
Finished products                        58,661          52,512
                                       --------        --------

                                       $124,470        $110,483
                                       ========        ========

Approximately 54% of the inventories at March 30, 1995 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $4.4 million at March 30, 1995.


4. DEBT OBLIGATIONS

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

In connection with the consummation of the Plan of Reorganization, Envirodyne and certain of its subsidiaries (Borrowers) entered into a Credit Agreement dated December 31, 1993 (Credit Agreement) with the lenders party thereto (Lenders) and with Bank of America Illinois (formerly Continental Bank N.A.), Citibank International PLC and Citicorp North America, Inc., as agents for the Lenders. The Credit Agreement provides for a $195,000,000 facility, consisting of a $100,000,000 domestic term loan facility, a $65,000,000 domestic revolving credit facility (which includes a $27,000,000 domestic letter of credit facility) and a $30,000,000 amortizing multicurrency revolving credit facility (which includes a $3,000,000 multicurrency letter of credit facility). The commitment under the amortizing multicurrency revolver was $27,300,000 at March 30, 1995. The initial borrowings under the Credit Agreement were used (i) to pay indebtedness under the Postpetition Credit Agreement dated as of February 5, 1993 among the Debtors, the lenders party thereto (DIP Lenders) and Continental Bank N.A., as agent for the DIP Lenders, (ii) to pay indebtedness under certain foreign credit facilities, (iii) to pay the claims of subsidiary trade creditors under the Plan of Reorganization and (iv) to pay certain fees and expenses relating to the Plan of Reorganization and the Credit Agreement. Obligations under the Credit Agreement are collateralized by substantially all of the assets of Envirodyne and its domestic subsidiaries and by the pledge of the capital stock of substantially all of Envirodyne's subsidiaries. Availability of funds under the Credit Agreement is subject to a borrowing base measured by certain assets of Envirodyne and its subsidiaries.

The available borrowing capacity under the Credit Agreement was approximately $11 million at March 30, 1995.

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

Envirodyne's obligations under the Credit Agreement bear interest at rates that are expected to fluctuate over time. Envirodyne is required under the Credit Agreement to enter into interest rate protection agreements with respect to a significant portion of the amounts outstanding from time to time thereunder. Envirodyne has entered into $50 million of interest rate protection agreements that cap the Company's LIBOR interest component (excludes spread) at an average rate of 6.50% until January 1997. The fair value of interest rate cap agreements is estimated by obtaining quotes from banks. At March 30, 1995, the carrying amount and estimated fair value of interest rate cap agreements were $1,021,000 and $353,000, respectively.

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

Unless cured within any applicable grace period, events of default include failure to pay principal, interest or other amounts due to the Lenders, a material breach of a representation or warranty, certain events related to employee benefit plans, certain events of bankruptcy or insolvency, defaults on other indebtedness having a principal amount in the aggregate in excess of $5,000,000, failure to discharge judgments in an amount in excess of $5,000,000, a change of control (as defined) and failure to comply with covenants, including the financial covenants described above.

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


Outstanding short-term and long-term debt consisted of:

                                                March       December
                                              30, 1995      29, 1994
                                              ---------    ----------
                                                  (in thousands)
Short-term debt, current maturity of
  long-term debt, and capital
  lease obligation:

  Current maturity of Bank Term Loan (9.3%) $11,100 $11,100 Current maturity of Viskase
    Capital Lease Obligation                     6,012        5,450
  Current maturity of
    Viskase Limited Term Loan (5.9%)             2,062        1,882
  Other                                          9,047        7,366
                                               -------      -------
          Total short-term debt                $28,221      $25,798
                                               =======      =======

Long-term debt:

  Bank Credit Agreement:
    Term Loan due 1999 (9.3%)                  $77,800     $ 80,575
    Revolving Loan due 1999 (8.9%)              62,112       32,524
  10.25% Senior Notes due 2001                 219,262      219,262
  Viskase Capital Lease Obligation             141,182      147,194
  Viskase Limited Term Loan (5.9%)               9,279        8,466
  Other                                          1,309        1,337
                                               -------      -------
             Total long-term debt             $510,944     $489,358
                                              ========     ========

The fair value of the Company's debt obligation (excluding capital lease obligation) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At March 30, 1995, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligation) were $391,971 and $352,504, respectively.

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

Annual rental payments under the Lease will be approximately $19.2 million through 1997, $21.4 million in 1998 and $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4,000,000 currently if the Company achieves and maintains certain financial ratios. As of March 30, 1995, the Company had met the required financial ratios and the letter of credit has been reduced by $4,000,000. The letter can be further reduced in 1997 or eliminated after 1998 if the Company achieves and maintains certain financial ratios. Envirodyne and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

The following is a schedule of minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of March 30, 1995:


            Year ending December                   (000's)
                                               --------------
                  1996                            $ 19,227
                  1997                              19,227
                  1998                              21,363
                  1999                              23,499
                  2000                              23,499
                  Thereafter                       117,495
                                                  --------
                  Net minimum lease payments       224,310

                  Less:
                  Amount representing interest     (77,116)
                                                  --------
                                                  $147,194
                                                  ========

The 1995 rental payment of $19,227,000 was paid on February 28, 1995. Principal payments under the capital lease obligation for the years ended 1995 through 1999 range from approximately $5 million to $13 million.


5. CONTINGENCIES

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

Litigation has been initiated with respect to events arising out of the bankruptcy cases and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne. In ARTRA
                                                                 -----
Group Incorporated v. Salomon Brothers Holding Company Inc, Salomon
- --------------------------------------------------------------------
Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly, Charles K.
- ------------------------------------------------------------------------
Bobrinskoy, James L. Massey, William Rifkind and Michael Zimmerman, Case
- ------------------------------------------------------------------
No. 93 A 1616, United States Bankruptcy Court for the Northern District
of Illinois, Eastern Division (Bankruptcy Court), ARTRA Group
Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the
Plan of Reorganization. In ARTRA Group Incorporated v. Salomon Brothers
                           --------------------------------------------
Holding Company Inc, Salomon Brothers Inc, D.P. Kelly & Associates,
- -------------------------------------------------------------------
L.P., Donald P. Kelly, Charles K. Bobrinskoy and Michael Zimmerman,
- ------------------------------------------------------------------
Case No. 93 L 2198, Circuit Court of the Eighteenth Judicial Circuit, County of DuPage, State of Illinois, ARTRA alleges negligence, breach of fiduciary duty, fraudulent misrepresentation and deceptive business practices in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136,200,000 plus interest and punitive damages of $408,600,000. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the case is in a preliminary stage and the Company is not a party thereto, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the bankruptcy cases which, if adjudicated in a manner similar to that in the bankruptcy cases, would render it difficult for the plaintiff to establish liability.
Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were ultimately successful in establishing their right to indemnification.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                        Three    Months    Ended
                                      ------------------------------
                                       March 30,           March 31,
                                         1995                1994
                                      ----------           ---------
                                              (in thousands)
                                               (unaudited)

Net sales:
   Food packaging products            $138,596            $126,864
   Disposable foodservice supplies      17,228              15,875
   Other and eliminations                                     (146)
                                      --------            --------
                                      $155,824            $142,593
                                      ========            ========

Operating income:
   Food packaging products             $ 8,990             $10,153
   Disposable foodservice supplies       1,264               1,148
   Other and eliminations               (1,565)             (1,591)
                                       -------             -------
                                       $ 8,689             $ 9,710
                                       =======             =======

   under capital lease and amorti-
   zation of intangible expense:
   Food packaging products             $12,768             $11,499
   Disposable foodservice supplies       1,110               1,333
   Other                                    18                  14
                                       -------             -------
                                       $13,896             $12,846
                                       =======             =======

Capital expenditures:
   Food packaging products              $6,053             $ 6,638
   Disposable foodservice supplies       1,578                 709
   Other                                                         7
                                        ------             -------
                                        $7,631             $ 7,354
                                        ======             =======


Results of Operations
- ---------------------

The Company's sales for the first three months of 1995 were $155.8 million, which represented an increase of 9.3% from the first three months of 1994. Net sales at Viskase increased due to the expansion of Latin American sales, selected sales price increases, strong worldwide film sales, combined with the favorable effects of foreign currency translation. Net sales at Clear Shield increased 8.5% from the prior year primarily due to selling price increases. Sandusky sales declined 21.2% due to the loss of the baby wipe business combined with some reduced dairy and deli container sales.

Operating income for the first three months of 1995 was $8.7 million, which represented a decline of $1 million from the first quarter of 1994. The decline in operating income in 1995 is due to the continued increase in resin prices, price competition in some foreign markets coupled with additional selling, general and administrative expenses resulting from strategic expansions in foreign markets, including Europe, Latin America and Australia and the decline in Sandusky's sales.

First quarter 1995 net interest expense totaled $13.4 million, which represented an increase of $1.4 million from the first quarter of 1994. The increase is primarily the result of both increased borrowings and higher interest rates on the term and revolving loan facilities, combined with additional amortization of deferred financing fees.

The tax benefit in the 1995 first quarter resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $.2 million was provided on a loss before income taxes of $4.1 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability, and does not result in a refund of income taxes.


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

The Company expects to have sufficient funds available from cash flow from operations and borrowings to meet its liquidity needs. The availability of funds under the domestic and multicurrency revolving credit facilities are subject to a borrowing base limitation measured by certain assets of the Company. The available borrowing capacity under the Credit Agreement was approximately $11 million at March 30, 1995.

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

Capital expenditures for the first quarter of 1995 and 1994 totaled $7.6 million and $7.4 million, respectively. In 1995 and future years, capital expenditures are expected to be approximately $30 million annually.

The Company has spent approximately $12 million to $17 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years, and the 1995 research and development and product introduction expenses are expected to be approximately $16 million. Among the projects included in the current research and development efforts is the application of certain patents and technology recently licensed by Viskase to manufacture cellulosic casings. The commercialization of these applications and the related fixed asset expenditures associated with such commercialization may require substantial financial commitments in future periods.

The Company is contemplating the private placement of up to $160 million of series A and $50 million of series B senior secured notes. Up to $50 million of the proceeds of the private placement are expected to be used to finance the purchase, in the open market or in private transactions, of 10-1/4% Senior Notes, subject to price and market conditions, while the rest of the proceeds would be used to repay the Company's domestic term loan facility, reduce the amount of the Company's revolving credit obligations and pay the fees and expenses of the private placement. The Company may reduce the amount of the private placement by up to $50 million if the Company is unable to purchase the 10-1/4% Senior Notes at prices acceptable to the Company. No assurance can be given that the Company will consummate the contemplated private placement, what the terms and conditions of the private placement would be, or whether the proceeds of the private placement would be used as the Company currently expects.


                         PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see
Part 1, Note 5, Contingencies.


Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended March 30, 1995.


Item 3 - Defaults Upon Senior Securities
         -------------------------------
None.


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its Annual Meeting of Stockholders (the "Meeting") on May 10, 1995. The business conducted at the Meeting included (i) the election of directors, (ii) the ratification of the Company's 1993 Stock Option Plan and (iii) the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ended December 28, 1995. The results were as follows:

Election of Directors           For           Against        Abstaining
- ---------------------       -----------      ---------       ----------

Robert N. Dangremond        12,093,097         80,437          299,146
Avram A. Glazer             12,108,450         65,084          299,146
Malcolm I. Glazer           12,108,950         64,584          299,146
F. Edward Gustafson         12,136,930         36,604          299,146
Michael E. Heisley          12,113,889         59,645          299,146
Donald P. Kelly             12,094,297         79,237          299,146
Gregory R. Page             12,138,732         34,802          299,146
Mark D. Senkpiel            10,980,980      1,465,222           26,478

Ratification of 1993
Stock Option Plan               For           Against         Abstaining
- --------------------         -----------     ----------       ----------
                             12,273,561       175,944           23,175

Ratification of Appointment
of Coopers & Lybrand            For           Against         Abstaining
- ---------------------------  -----------     ----------       ----------
                             12,442,506        25,122            5,052

There were no broker non-votes on any of the matters presented.


Item 5 - Other Information
         -----------------
None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits

         None.

(b)   Reports on Form 8-K

      On February 17, 1995 the Company filed a Form 8-K to file a copy of its Amended and Restated By-Laws.



                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENVIRODYNE INDUSTRIES, INC.
                                   ---------------------------
                                   Registrant




                                   By: /s/
                                       ----------------------------
                                       John S. Corcoran
                                       Executive Vice President and
                                         Chief Financial Officer
                                         (Duly authorized officer
                                          and principal financial
                                          officer of the registrant)



Date:  May 12, 1995