Form 10-Q
period 1995-06-29
ENVIRODYNE INDUSTRIES INC
filed 1995-08-14
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                       FORM 10-Q

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ------ SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   June 29, 1995
                                          -------------------
                                     OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 --------  THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    ---------


                  Commission file number   0-5485
                                         ----------

                    ENVIRODYNE INDUSTRIES, INC.
         ---------------------------------------------
      (Exact name of registrant as specified in its charter)


           Delaware                           95-2677354
-------------------------------            -----------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois       60521
-----------------------------------------------    ----------
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (708) 571-8800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No
                           -----        -----

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes   X       No
                                        -----        ------
     As of August 11, 1995, there were 13,515,000 shares outstanding of the registrant's Common Stock, $.01 par value.

               PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        --------------------

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

         ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                       June 29,       December 29,
                                         1995             1994
                                   ---------------   ------------
                                    (unaudited)
                                             (in thousands)
ASSETS
   Current assets:
     Cash and equivalents           $    6,291        $   7,289
     Receivables, net                   95,460           86,868
     Inventories                       125,754          110,483
     Other current assets               27,173           19,466
                                     ---------        ---------
          Total current assets         254,678          224,106

   Property, plant and
     equipment, including those
     under capital lease               527,129          506,099
     Less accumulated depreciation
       and amortization                 56,537           35,761
                                     ---------        ---------
     Property, plant
       and equipment, net              470,592          470,338

   Deferred financing costs              9,081            9,143
   Other assets                         44,446           47,181
   Excess reorganization value         140,634          145,868
                                     ---------        ---------
                                      $919,431         $896,636
                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Short-term debt including
       current portion oflong-term
       debt and obligation
       under capital lease            $ 14,798       $   25,798
     Accounts payable                   42,455           34,335
     Accrued liabilities                62,623           72,246
                                     ---------        ---------
          Total current liabilities    119,876          132,379

   Long-term debt including
     obligation
     under capital lease               534,298          489,358

   Accrued employee benefits            56,851           56,217
   Deferred and noncurrent
     income taxes                       80,671           83,333

   Commitments and contingencies

   Stockholders' equity:
     Preferred stock, $.01 par value;
       none outstanding
     Common stock, $.01 par value;
       13,515,000 shares issued and
       outstanding                         135              135
     Paid in capital                   134,865          134,865
     Accumulated (deficit)             (15,020)          (3,612)
     Cumulative foreign currency
       translation adjustments           7,755            3,961
                                     ---------        ---------
         Total stockholders' equity    127,735          135,349
                                     ---------        ---------
                                      $919,431         $896,636
                                      ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)
                                          Three Months              Three Months      Six   Months          Six   Months
                                           Ended June                Ended June        Ended June            Ended June
                                            29, 1995                  30, 1994          29, 1995               30, 1994
                                          -------------            --------------     -------------        ---------------
                                               (in thousands, except for number of shares and per share amounts)

NET SALES                                   $165,184                  $150,788          $ 321,008             $293,381

COSTS AND EXPENSES
   Cost of sales                             122,083                   108,083            235,772              210,202
   Selling, general and administrative        29,107                    29,582             58,643               56,500
   Patent infringement settlement income                                 9,457                                   9,457
   Amortization of intangibles
     and excess reorganization value           3,905                     3,841              7,815                7,687
                                            --------                  --------           --------             --------
OPERATING INCOME                              10,089                    18,739             18,778               28,449

   Interest income                                19                        71                 83                  132
   Interest expense                           13,796                    12,315             27,230               24,374
   Other income, net                             548                     1,403              1,139                1,684
   Minority interest in
     loss of subsidiary                                                                                             50
                                            --------                  --------           --------             --------

INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                   (3,140)                    7,898             (7,230)               5,941

   Income tax provision (benefit)                177                     4,450                (18)               5,000
                                            --------                  --------           --------             --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       (3,317)                    3,448             (7,212)                 941

   Extraordinary loss, net of tax              4,196                                        4,196
                                            --------                  --------           --------             --------

NET INCOME (LOSS)                           $ (7,513)                 $  3,448           $(11,408)               $ 941
                                            ========                  ========           ========                =====
WEIGHTED AVERAGE
   COMMON SHARES                          13,515,000                13,500,000         13,515,000           13,500,000

PER SHARE AMOUNTS:

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                          $(.25)                     $.26              $(.53)                $.07
                                               =====                      ====              =====                 ====

NET INCOME (LOSS)                              $(.56)                     $.26              $(.84)                $.07
                                               =====                      ====              =====                 ====

The accompanying notes are an integral part of the consolidated financial statements.

                   ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                                                 Six     Months   Ended
                                                                           -----------------------------------
                                                                             June  29,               June  30,
                                                                               1995                    1994
                                                                           ------------            ------------
                                                                                         (in thousands)
Cash flows from operating activities:
   Income (loss) before extraordinary item                                   $ (7,212)                $   941
   Extraordinary (loss) on debt extinguishment                                 (4,196)
                                                                             --------                 -------
   Net income (loss)                                                          (11,408)                    941
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
        Depreciation and amortization under capital lease                      20,132                  17,996
        Amortization of intangibles and excess
          reorganization value                                                  7,815                   7,687
        Amortization of deferred financing fees and discount                    1,031                     729
        Increase (decrease) in deferred and
          noncurrent income taxes                                              (3,705)                    995
        Loss on debt extinguishment                                             6,778
        Foreign currency transaction (gain)                                    (2,079)                 (2,659)
        (Gain) on sales of property, plant and equipment                          (11)                     (2)

        Changes in operating assets and liabilities:
            Accounts receivable                                                (6,130)                 (9,608)
            Inventories                                                       (12,851)                (11,585)
            Other current assets                                               (7,360)                 (5,777)
            Accounts payable and accrued liabilities                           (3,834)                  7,841
            Other                                                                 (25)                     15
                                                                             --------                 -------
        Total adjustments                                                        (239)                  5,632
                                                                             --------                 -------
            Net cash provided by (used in) operating
              activities                                                      (11,647)                  6,573

Cash flows from investing activities:
   Capital expenditures                                                       (13,597)                (15,967)
   Proceeds from sale of property, plant and equipment                             29                      76
   Purchase of minority interest in subsidiary                                                         (4,200)

                                                                             --------                 -------
            Net cash (used in) investing activities                           (13,568)                (20,091)

Cash flows from financing activities:
   Proceeds from revolving loan and long-term borrowings                      206,053                  23,188
   Deferred financing costs                                                    (7,667)                   (227)
   Repayment of revolving loan, long-term borrowings
     and capital lease obligations                                           (173,494)                 (8,003)
                                                                             --------                 -------
            Net cash provided by financing activities                          24,892                  14,958

Effect of currency exchange rate changes on cash                                 (675)                   (526)
                                                                             --------                 -------
Net increase (decrease) in cash and equivalents                                  (998)                    914
Cash and equivalents at beginning of period                                     7,289                   7,743
                                                                             --------                 -------
Cash, restricted cash and equivalents at end of period                        $ 6,291                $  8,657
                                                                              =======                ========
---------------------------------------------------


Supplemental cash flow information:
   Interest paid                                                              $33,373                 $28,459
   Income taxes paid                                                          $ 3,996                 $ 2,715


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


2. INVENTORIES

Inventories consisted of:

                              June 29,            December 29,
                                1995                 1994
                             -----------         -------------
                                    (in thousands)

Raw materials                $ 23,378             $ 20,358
Work in process                41,250               37,613
Finished products              61,126               52,512
                             --------             --------
                             $125,754             $110,483
                             ========             ========

Approximately 52% of the inventories at June 29, 1995 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $3.7 million at June 29, 1995.


3. DEBT OBLIGATIONS

On June 20, 1995, Envirodyne completed the sale of $160,000,000 aggregate principal amount of senior secured notes to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500,000 of 12% Senior Secured Notes due 2000 and (ii) $8,500,000 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes).
Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86,125,000 domestic term loan, (ii) repay the $68,316,000 of obligations under the Company's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20,000,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral
Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase S.A. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an
                               ---- -----
intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The $151,500,000 tranche of Senior Secured Notes bears interest at a rate of 12% per annum and the $8,500,000 tranche bears interest at a rate equal to the six month London Interbank Offered Rate (LIBOR) plus 575 basis points. The initial interest rate on the floating rate tranche was approximately 11.7%. The interest rate on the floating rate tranche is reset semi-annually on June 15 and December 15. Interest on the Senior Secured Notes is payable each June 15 and December 15, commencing December 15, 1995.

On June 15, 1999, $80,000,000 of the aggregate principal amount of the Senior Secured Notes is subject to a mandatory redemption. The remaining principal amount outstanding will mature on June 15, 2000.

In the event the Company has Excess Cash Flow (as defined) in excess of $5,000,000 in any fiscal year, beginning with fiscal 1995, Envirodyne will be required to make an offer to purchase Senior Secured Notes together with any borrowed money obligations outstanding under the Revolving Credit Facility, on a pro rata basis, in an amount equal to the Excess Cash Flow at a purchase price of 100% plus any accrued interest to the date of purchase.

The Senior Secured Notes are redeemable, in whole or from time to time in part, at Envirodyne's option, at the greater of (i) the outstanding principal amount or (ii) the present value of the expected future cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points.

The Indenture contains covenants with respect to Envirodyne and its subsidiaries limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends or redeem or repurchase common stock, (ii) the incurrence of indebtedness, (iii) the creation of liens, (iv) certain affiliate transactions and (v) the ability to consolidate with or merge into another entity and to dispose of assets.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the three month London Interbank Offered Rate (LIBOR) on the first day of each calendar quarter plus 300 basis points. The Revolving Credit Facility expires on June 20, 1998.

Envirodyne has entered into $50 million of interest rate protection agreements that cap the Company's LIBOR interest component (excludes spread) at an average rate of 6.50% until January 1997.
 The fair value of interest rate cap agreements is estimated by obtaining quotes from banks. At June 29, 1995, the carrying amount and estimated fair value of interest rate cap agreements were $868,000 and $163,000, respectively.

The Letter of Credit Facility expires on June 20, 1998. Fees on the outstanding amount of letters of credit are 2.0% per annum, with an issuance fee of 0.5% on the face amount of the letter of credit. There is a commitment fee of 0.5% per annum on the unused portion of the Letter of Credit Facility plus an issuance fee.

Had the refinancing taken place at the beginning of 1995, the pro forma Envirodyne consolidated statement of operations would have been:

 (in thousands, except for number of shares and per share amounts)

                                       Pro forma Six Months
                                       Ended  June 29, 1995
                                       --------------------


Net sales                                      $321,008
  Cost of sales                                 235,772
  Selling, general and administrative            58,643
  Amortization of intangibles and
    excess reorganization cost                    7,815
                                              ---------
Operating income                                 18,778
  Interest income                                    83
  Interest expense                               29,726
  Other expense (income), net                     1,139
                                              ---------
(Loss) before income taxes                       (9,726)
  Income tax (benefit)                             (991)
                                              ---------
Net (loss)                                     $ (8,735)
                                               ========
Weighted average common shares               13,515,000
Net (loss) per share                              $(.65)
                                                  =====

The pro forma information reflects the change in interest expense and related tax effect due to the issuance of $160 million principal amount of Senior Secured Notes and refinancing of the Company's bank debt.

The $219,262,000 principal amount of 10-1/4% Notes were issued pursuant to an Indenture dated as of December 31, 1993 (10-1/4%
Note Indenture) between Envirodyne and Bankers Trust Company, as Trustee. The 10-1/4% Notes are the unsecured senior obligations of Envirodyne, bear interest at the rate of 10-1/4% per annum, payable on each June 1 and December 1, and mature on December 1, 2001. The 10-1/4% Notes are redeemable, in whole or from time to time in part, at the option of Envirodyne, at the percentages of principal amount specified below plus accrued and unpaid interest to the redemption date, if the 10-1/4% Notes are redeemed during the twelve-month period commencing on January 1 of the following years:

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

Outstanding short-term and long-term debt consisted of:

                                             June        December
                                           29, 1995      29, 1994
                                          ----------    ----------
                                              (in thousands)
Short-term debt,
  current maturity of long-term
  debt, and capital lease
  obligation:

  Current maturity of Bank Term Loan                     $11,100
  Current maturity of
    Viskase Capital Lease Obligation       $ 6,012         5,450
  Current maturity of
    Viskase Limited Term Loan (5.2%)         2,056         1,882
  Other                                      6,730         7,366
                                           -------       -------

            Total short-term debt          $14,798       $25,798
                                           =======       =======

Long-term debt:

  Bank Credit Agreement:
    Term Loan due 1999                                  $ 80,575
    Revolving Loan due 1999                               32,524
  Revolving loans (9.3%)                  $  4,000
  12% Senior Secured Notes due 2000        160,000
  10.25% Senior Notes due 2001             219,262       219,262
  Viskase Capital Lease Obligation         141,182       147,194
  Viskase Limited Term Loan (5.2%)           8,367         8,466
  Other                                      1,487         1,337
                                          --------      --------

            Total long-term debt          $534,298      $489,358
                                          ========      ========


The fair value of the Company's debt obligation (excluding capital lease obligation) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At June 29, 1995, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligation) were $401,690 and $348,741, respectively.

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

The principal terms of the sale and leaseback transaction include:
(a) a 15 year basic lease term (plus selected renewals at Viskase's option), (b) annual rent payments in advance beginning in February 1991, and (c) a fixed price purchase option at the end of the basic 15 year term and fair market purchase options at the end of the basic term and each renewal term. Further, the Lease Documents contain covenants requiring maintenance by the Company of certain financial ratios and restricting the Company's ability to pay dividends, make payments to affiliates, make investments and incur indebtedness.
Annual rental payments under the Lease will be approximately $19.2 million through 1997, $21.4 million in 1998 and $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4,000,000 currently if the Company achieves and maintains certain financial ratios. As of June 29, 1995, the Company had met the required financial ratios and the letter of credit has been reduced by $4,000,000. The letter can be further reduced in 1997 or eliminated after 1998 if the Company achieves and maintains certain financial ratios. Envirodyne and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

The following is a schedule of minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of June 29, 1995:

           Year ending December                  (000's)
                                             ---------------

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


Aggregate maturities of remaining long-term debt, after reflecting the June 20, 1995 refinancing, for each of the next five fiscal years are (in thousands):

                                                   Total
                                               -------------

                1995 (last six months only)        $ 3,181
                1996                                 8,258
                1997                                 8,880
                1998                                11,920
                1999                                95,082



4.  SUBSIDIARY GUARANTORS

Envirodyne's payment obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, Subsidiary Guarantees) by Viskase Corporation, Viskase Holding Corporation, Viskase Sales Corporation, Clear Shield National, Inc., Sandusky Plastics, Inc. and Sandusky Plastics of Delaware, Inc., each a direct or indirect wholly-owned subsidiary of Envirodyne and each a "Guarantor." These subsidiaries represent substantially all of the operations of Envirodyne conducted in the United States. The remaining subsidiaries of Envirodyne generally are foreign subsidiaries or otherwise relate to foreign operations.

The obligations of each Guarantor under its Subsidiary Guarantee are the senior obligation of such Guarantor, and are collateralized, subject to certain permitted liens, by substantially all of the domestic assets of the Guarantor and, in the case of Viskase Holding Corporation, by a pledge of 65% of the capital stock of Viskase S.A. The Subsidiary Guarantees and security are shared with the lenders under the Revolving Credit Agreement on a pari passu basis and are subject to the priority interest of the holders of obligations under the Letter of Credit Facility, each pursuant to an intercreditor agreement.

In accordance with previous positions taken by the Securities and Exchange Commission, the following consolidating condensed finan-cial data illustrate the composition of the combined Guarantors. Separate complete financial statements of the respective Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.
No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above.

Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATING BALANCE SHEETS
                   FOR SIX MONTHS ENDED JUNE 29, 1995

                                                       Guarantor     Nonguarantor                     Consolidated
                                             Parent   Subsidiaries   Subsidiaries   Eliminations (1)      Total
                                           --------   ------------   ------------   ------------      -------------
                                                                   (in thousands)

ASSETS
  Current assets:
    Cash and equivalents                    $ 3,062     $  (549)        $  3,778                        $  6,291
    Receivables, net                                     73,992           55,411      $(33,943)           95,460
    Inventories                                          73,441           54,386        (2,073)          125,754
    Other current assets                        663      18,948            7,562                          27,173
                                            -------     -------         --------      --------          --------

      Total current assets                    3,725     165,832          121,137       (36,016)          254,678

Property, plant and equipment including
  those under capital lease                     260     377,376          149,493                         527,129
  Less accumulated depreciation
    and amortization                            113      41,002           15,422                          56,537
                                            -------     -------         --------      --------          --------
Property, plant and equipment, net              147     336,374          134,071                         470,592

Deferred financing costs                      9,044                           37                           9,081
Other assets                                             42,991            1,455                          44,446
Investment in subsidiaries                   80,010      92,020                       (172,030)
Excess reorganization value                              98,096           42,538                         140,634
                                            -------     -------         --------      --------          --------

                                           $ 92,926    $735,313         $299,238     $(208,046)         $919,431
                                           ========    ========         ========     =========          ========

LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                     $8,236           $6,562                         $14,798
    Accounts payable                         $  113      26,051           50,234     $ (33,943)           42,455
    Accrued liabilities                       9,669      29,052           23,902                          62,623
                                            -------     -------         --------      --------          --------

      Total current liabilities               9,782      63,339           80,698       (33,943)          119,876

Long-term debt including obligations
  under capital lease                       383,262     141,804            9,232                         534,298

Accrued employee benefits                                52,684            4,167                          56,851
Deferred and noncurrent income taxes         22,726      33,785           24,160                          80,671
Other long-term liabilities  (2)           (450,579)    399,710           50,832            37

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    13,515,000 shares issued and
    outstanding                                 135           3           32,738       (32,741)              135
  Paid in capital                           134,865      46,785           50,560       (97,345)          134,865
  Accumulated earnings (deficit)            (15,020)     (2,797)          43,544       (40,747)          (15,020)
  Cumulative foreign currency
    translation adjustments                   7,755                        3,307        (3,307)            7,755
                                            -------     -------         --------      --------          --------
    Total stockholders' equity              127,735      43,991          130,149      (174,140)          127,735
                                            -------     -------         --------      --------          --------

                                           $ 92,926    $735,313         $299,238     $(208,046)         $919,431
                                           ========    ========         ========     =========          ========

(1)  Elimination of intercompany receivables, payables and investment accounts.
(2)  Includes intercompany loans.

/TABLE

                ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR SIX MONTHS ENDED JUNE 29, 1995


                                                     Guarantor    Nonguarantor    Consolidated
                                          Parent    Subsidiaries  Subsidiaries    Eliminations      Total
                                         -------    ------------  ------------    ------------   ----------
                                                                 (in thousands)

NET SALES                                              $211,180     $129,214         $(19,386)      $321,008

COSTS AND EXPENSES
  Cost of sales                                         154,687      100,359          (19,274)       235,772
  Selling, general and administrative     $ 3,125        33,391       22,127                          58,643
  Amortization of intangibles and
    excess reorganization value                           6,133        1,682                           7,815
                                          -------       -------      -------          -------       --------

OPERATING INCOME (LOSS)                    (3,125)       16,969        5,046             (112)        18,778

  Interest income                               4            38           41                              83
  Interest expense                         18,232         7,033        1,965                          27,230
  Intercompany interest expense (income)  (18,441)       17,000        1,441
  Management fees (income)                 (3,700)        3,219          481
  Other expense (income), net              (2,714)            9          580              986         (1,139)
  Equity Loss (income) in subsidiary       10,072                                     (10,072)
                                          -------       -------      -------          -------       --------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                 (6,570)       (10,254)         620            8,974         (7,230)
  Income tax provision (benefit)           1,332         (2,663)       1,313                             (18)
                                          -------       -------      -------          -------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                   (7,902)        (7,591)        (693)           8,974         (7,212)
  Extraordinary loss, net of tax           3,506                         690                           4,196
                                          -------       -------      -------          -------       --------

NET INCOME (LOSS)                       $(11,408)      $ (7,591)    $ (1,383)        $  8,974       $(11,408)
                                        ========       ========     ========         ========       ========


                              CONSOLIDATING CASH FLOWS
                         FOR SIX MONTHS ENDED JUNE 29, 1995

                                                     Guarantor    Nonguarantor    Consolidated
                                          Parent    Subsidiaries  Subsidiaries    Eliminations      Total
                                        ---------   ------------  ------------    ------------   ----------

                                                                 (in thousands)

Net cash provided by (used in)
  operating activities                   $(34,518)     $ 13,465     $ 9,406                         $(11,647)

Cash flows from investing activities:
  Capital expenditures                        (33)     $(10,289)     (3,275)                         (13,597)
  Proceeds from sale of property,
    plant and equipment                                                  29                               29
                                          -------      --------     -------          -------        --------
      Net cash (used in)
        investing activities                  (33)      (10,289)     (3,246)                         (13,568)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                  164,000                    42,053                          206,053
  Deferred financing costs                 (7,667)                                                    (7,667)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations            (119,275)       (5,578)    (48,641)                        (173,494)
                                          -------      --------     -------          -------        --------
      Net cash provided by (used in)
        financing activities               37,058        (5,578)     (6,588)                          24,892
Effect of currency exchange
  rate changes on cash                                                 (675)                            (675)
                                          -------      --------     -------          -------        --------
Net increase (decrease) in cash
  and cash equivalents                      2,507        (2,402)     (1,103)                            (998)
Cash and cash equivalents at
  beginning of period                         555         1,853       4,881                            7,289
                                          -------      --------     -------          -------        --------
Cash and cash equivalents at
  end of period                           $ 3,062        $ (549)     $3,778                           $6,291
                                          =======        ======      ======          =======          ======
/TABLE

      ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
         CONSOLIDATING STATEMENTS OF OPERATIONS
            FOR SIX MONTHS ENDED JUNE 30, 1994



                                                       Guarantor     Nonguarantor                     Consolidated
                                             Parent   Subsidiaries   Subsidiaries   Eliminations          Total
                                           ---------  ------------   ------------   ------------      ------------
                                                                   (in thousands)

NET SALES                                               $206,154       $101,885      $ (14,658)         $293,381

COSTS AND EXPENSES
  Cost of sales                                          147,087         77,430        (14,315)          210,202
  Selling, general and administrative      $ 3,182        38,455         14,863                           56,500
  Patent infringement settlement income                    9,457                                           9,457
  Amortization of intangibles and
    excess reorganization value                            7,388            299                            7,687
                                           -------      --------        -------        -------          --------

OPERATING INCOME (LOSS)                     (3,182)       22,681          9,293           (343)           28,449

  Interest income                                3            20            109                              132
  Interest expense                          15,628         7,012          1,734                           24,374
  Intercompany interest expense (income)   (16,168)       14,168          2,000
  Management fees (income)                  (3,700)        3,225            475
  Other expense (income), net               (2,640)          126            830                           (1,684)
  Equity loss (income) in subsidiary         1,315                                      (1,315)
  Minority interest in subsidiary                                                           50                50
                                           -------      --------        -------        -------          --------

INCOME (LOSS) BEFORE INCOME TAXES            2,386        (1,830)         4,363          1,022             5,941
  Income tax provision (benefit)             1,445           556          2,999                            5,000
                                           -------      --------        -------        -------          --------

NET INCOME (LOSS)                            $ 941      $ (2,386)       $ 1,364       $  1,022           $   941
                                             =====      ========        =======       ========           =======



                         CONSOLIDATING CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 1994

                                                       Guarantor     Nonguarantor                     Consolidated
                                             Parent   Subsidiaries   Subsidiaries   Eliminations          Total
                                           ---------  ------------   ------------   ------------      ------------
                                                                   (in thousands)

Net cash provided by (used in)
  operating activities                     $(15,917)    $21,752        $   738                           $  6,573

Cash flows from investing activities:
  Capital expenditures                          (15)    (10,205)        (5,747)                           (15,967)
  Proceeds from sales of property,
    plant and equipment                                      76                                                76
  Purchase of minority interest
    in subsidiary                                        (4,200)                                           (4,200)
                                            -------    --------        -------         -------           --------
      Net cash (used in)
        investing activities                    (15)    (14,329)        (5,747)                           (20,091)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                     15,050                      8,138                             23,188
  Deferred financing costs                     (174)                       (53)                              (227)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                            (5,058)        (2,945)                            (8,003)
                                            -------    --------        -------         -------           --------
      Net cash provided by (used in)
        financing activities                 14,876      (5,058)         5,140                             14,958
Effect of currency exchange
  rate changes on cash                                                    (526)                              (526)
                                            -------    --------        -------         -------           --------
Net increase (decrease) in cash
  and cash equivalents                       (1,056)      2,365           (395)                               914
Cash and cash equivalents
  at beginning of period                        930       1,922          4,891                              7,743
                                            -------    --------        -------         -------           --------
Cash and cash equivalents
  at end of period                            $(126)     $4,287         $4,496                             $8,657
                                              =====      ======         ======         =======             ======


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

Litigation has been initiated with respect to events arising out of the bankruptcy cases and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne. In ARTRA Group Incorporated v. Salomon Brothers Holding
               ----------------------------------------------------
Company Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P.,
----------------------------------------------------------------
Donald P. Kelly, Charles K. Bobrinskoy, James L. Massey, William
----------------------------------------------------------------
Rifkind and Michael Zimmerman, Case No. 93 A 1616, United States
-----------------------------
Bankruptcy Court for the Northern District of Illinois, Eastern Division (Bankruptcy Court), ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization. In ARTRA Group Incorporated v. Salomon Brothers
                   --------------------------------------------
Holding Company Inc, Salomon Brothers Inc, D.P. Kelly & Associates,
------------------------------------------------------------------
L.P., Donald P. Kelly, Charles K. Bobrinskoy and Michael Zimmerman,
------------------------------------------------------------------
Case No. 93 L 2198, Circuit Court of the Eighteenth Judicial Circuit, County of DuPage, State of Illinois, ARTRA alleges negligence, breach of fiduciary duty and duty of loyalty, fraudulent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136,200,000 plus interest and punitive damages of $408,600,000. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the case is in a preliminary stage and the Company is not a party thereto, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy cases which, if resolved in a manner similar to that in the Envirodyne bankruptcy cases, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.

In the Envirodyne bankruptcy case the United States Environmental Protection Agency (USEPA), the Economic Development Authority
(EDA), and Navistar International Transportation Corp. (Navistar Transportation) filed proofs of claim with respect to unreimbursed environmental response costs at the location of the former SMD operations. Envirodyne and Navistar Transportation have negotiated a definitive settlement agreement, subject to final approval by the FDA and USEPA, Bankruptcy Court approval and public comment pursuant to regulations applicable to EDA and USEPA, to settle the claims against Envirodyne through the payment of $5,000 to the USEPA and the issuance of 64,460 shares of common stock to Navistar Transportation. In the event that the settlement is not completed, Envirodyne believes that it has valid defenses to the claims and will continue its objections to the claims. To the extent that USEPA, EDA or Navistar Transportation were able to establish liability and damages as to their respective proofs of claim, such parties would receive Common Stock under the Plan of Reorganization in satisfaction of their claims.

Certain of Envirodyne's stockholders prior to the acquisition of Envirodyne by Emerald failed to exchange their certificates representing old Envirodyne common stock for the $40 per share cash merger consideration specified by the applicable acquisition agreement. In the Envirodyne bankruptcy case, Envirodyne is seeking to equitably subordinate the interests of the holders of untendered shares, in which event such holders would receive no distribution pursuant to the Plan of Reorganization. The Bankruptcy Court granted Envirodyne's motion for summary judgment to equitably subordinate the holders of untendered shares. The United States District Court for the Northern District of Illinois has affirmed the Bankruptcy Court's summary judgment. If such holders were nonetheless ultimately successful in a further appeal of this matter, Envirodyne believes that the maximum number of shares of common stock that it would be required to issue to such claimants is approximately 106,000.

Clear Shield National, Inc. and some of its employees have received subpoenas from the Antitrust Division of the United States
Department of Justice relating to a grand jury investigation of the disposable plastic cutlery industry. Clear Shield National, Inc.
is cooperating fully with the investigation.

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------
The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:


                                       Three    Months    Ended
                                      ---------------------------
                                       June  29,       June  30,
                                          1995           1994
                                      -----------    -----------
                                           (in thousands)
                                             (unaudited)

Net sales:
  Food packaging products                $144,261       $133,013
  Disposable foodservice supplies          20,923         17,775
  Other and eliminations
                                         --------       --------
                                         $165,184       $150,788
                                         ========       ========

Operating income:
  Food packaging products                 $ 9,958        $18,922
  Disposable foodservice supplies           1,683          1,374
  Other and eliminations                   (1,552)        (1,557)
                                         --------       --------
                                          $10,089        $18,739
                                         ========       ========

Depreciation and amortization
  under capital lease and amortization
  of intangible expense:
  Food packaging products                 $12,897        $11,495
  Disposable foodservice supplies           1,133          1,327
  Other                                        21             15
                                         --------       --------
                                          $14,051        $12,837
                                         ========       ========

Capital expenditures:
  Food packaging products                  $5,278         $7,563
  Disposable foodservice supplies             655          1,042
  Other                                        33              8
                                         --------       --------
                                           $5,966         $8,613
                                         ========       ========

Results of Operations
---------------------

The Company's net sales for the first six months and second quarter of 1995 were $321.0 million and $165.2 million, respectively, which represented an increase of 9.4% and 9.5% over the comparable periods of 1994, respectively. Second quarter net sales at Viskase increased by 11.1% over the prior year due to the expansion of European and Latin American sales, selected price increases, strong worldwide film sales, combined with the favorable effects of foreign currency translation. Second quarter net sales at Sandusky declined 19.0% due to the loss of Scott Paper Company's premoistened baby wipe container business, combined with an 11.8% reduction in dairy and deli container sales. The loss in container sales is primarily attributed to a shift in demand from thermoformed to injection molded containers. The Company has purchased injection molding equipment that will increase capacity.
 This effort is expected to substantially contribute to improving the Company's competitiveness in this market. Second quarter net sales at Clear Shield increased 17.7% from the prior year primarily due to selling price increases.

Operating income for the first six months and second quarter of 1995 was $18.8 million and $10.1 million, respectively, representing decreases of $9.7 million and $8.7 million, respectively, from the comparable periods of 1994. The operating income decline for the first six months and second quarter from the prior year is the result of 1994 benefitting from a net $8.7 million settlement of a patent infringement suit. In addition, for the first six months of 1995 the Company continued to experience resin price increases, price competition in domestic and foreign markets, coupled with additional selling, general and administrative expenses resulting from strategic expansions in foreign markets, including Europe, Latin America and Australia and the decline in Sandusky's sales, partially offset by the consolidation of manufacturing operations at its Sandusky, Ohio facility.

External factors affecting casing sales in both the domestic and foreign markets include a general softness in hot dog sales in the U.S. and a weakening of processed meat sales in Europe. In addition, Viscofan, S.A., a Spanish small diameter casing producer entered the U.S. market in November 1994. Although the Company has yet to experience any significant volume loss to Viscofan, management believes that Viskase will experience further pricing pressures as a result of Viscofan's entrance into the domestic market.

Net interest expense for the six months period totaled $27.2 million representing an increase of $2.9 million from the first six months of 1994. The increase is primarily the result of both increased borrowing and higher interest rates on the term and revolving loan facilities.

Other income of $1.1 million and $1.7 million in the first six months of 1995 and 1994, respectively, consists principally of foreign currency transaction gains and losses.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995 and established financial accounting and reporting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. The Company is not required to adopt this statement until the first quarter of fiscal year 1996, although earlier adoption is permitted. The adoption of this statement is not expected to have a significant impact on the Company's income from continuing operations nor cash flows.

The tax benefit for the first six months resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $18 thousand was provided on a loss before income taxes and extraordinary items of $7.2 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

The extraordinary loss represents the write-off of unamortized financing fees related to the Company's senior secured bank facility that was refinanced by the private placement. The extraordinary loss of $4.2 million is net of a tax benefit of $2.6 million. (Refer to Part I, Item I, Note 3 of Notes to Consolidated Financial Statements.)


Liquidity and Capital Resources
-------------------------------

On June 20, 1995, Envirodyne completed the sale of $160,000,000 aggregate principal amount of senior secured notes to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500,000 of 12% Senior Secured Notes due 2000 and (ii) $8,500,000 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes).
Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86,125,000 domestic term loan, (ii) repay the $68,316,000 of obligations under the Company's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20,000,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral
Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase S.A. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an
                               ---- -----
intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves which may be established in the discretion of the lenders. The available borrowing capacity under the Revolving Credit Facility was approximately $16 million at June 29, 1995.

The Company anticipates that its operating cash flow will be sufficient to meet its operating expenses and to service its interest payments on the Senior Secured Notes and its other outstanding indebtedness. The Company will be required to satisfy its $80 million mandatory redemption obligation with respect to the Senior Secured Notes in 1999 and to pay the remaining principal amount of the Senior Secured Notes in 2000. Additionally, the Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company expects that in order to make these payments it will be required to pursue one or more alternative strategies, such as refinancing its indebtedness, selling additional equity capital, reducing or delaying capital expenditures, or selling assets. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

Capital expenditures for the first six months of 1995 and 1994 totaled $13.6 million and $16 million, respectively. Capital expenditures for 1995 and future years are expected to be approximately $30 million. Capital expenditures totaled $32.6 million during 1994. This represents an $8.3 million decrease from 1993 capital expenditure levels. The decreased level of capital expenditures in 1994 was principally related to the completion of both the second phase of the European expansion program and initial productive capacity investment program in Brazil during the prior year.

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

No reportable events occurred during the quarter ended June 29, 1995.


Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its Annual Meeting of Stockholders (the Meeting) on May 10, 1995. The business conducted at the Meeting was previously reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1995.


Item 5 - Other Information
         -----------------
None.
Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
(a)         Exhibits

Exhibit No.            Description of Exhibits
----------   -----------------------------------------------


   4.3 Indenture dated as of June 20, 1995 (the Indenture) between Envirodyne Industries, Inc. and Shawmut Bank
             Connecticut, National Association, as Trustee. *

   4.4 Forms of the Senior Secured Notes issued pursuant to the Indenture (included in Exhibit 4.3). *

   4.5 Exchange and Registration Rights Agreement dated as of June 20, 1995 between Envirodyne Industries, Inc. and the purchasers of the Senior Secured Notes. *

   4.6 Guaranty Agreement, dated as of June 20, 1995, made by Clear Shield National, Inc., Sandusky Plastics, Inc., Sandusky Plastics of Delaware, Inc., Viskase
             Corporation, Viskase Holding Corporation and Viskase
             Sales Corporation, in favor of BT Commercial
             Corporation, as Collateral Agent. *

 10.10       Note Agreement, dated as of June 20, 1995, between
             Envirodyne Industries, Inc. and each of the purchaers identified therein. *

 10.11       Letter Agreement, dated as of June 20, 1995, between
             Envirodyne Industries, Inc. and certain purchasers of the Senior Secured Notes. *

 10.12 Revolving Credit Agreement, dated as of June 20, 1995, between Envirodyne Industries, Inc. and The Prudential Insurance Company of America. *

 10.13       Credit Agreement, dated as of June 20, 1995, among
             Envirodyne Industries, Inc., the lenders identified therein and BT Commercial Corporation, as Agent. *

 10.14 Intercreditor and Collateral Agency Agreement, dated as of June 20, 1995, among BT Commercial Corporation, The Prudential Insurance Company of America, Shawmut Bank Connecticut, National Association, and certain other parties identified therein. *

 10.15       GECC Intercreditor Agreement, dated as of June 20,
             1995, among BT Commercial Corporation, General
             Electric Capital Corporation, Shawmut Bank
             Connecticut, National Association, Envirodyne
             Industries, Inc. and Viskase Corporation. *


* Incorporated herein by reference to Exhibits with the same number to the Company's Registration Statement on Form S-4
    (Registration No. 33-61161), filed with the Securities and Exchange Commission on July 20, 1995.


(b)   Reports on Form 8-K

      None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ENVIRODYNE INDUSTRIES, INC.
                                     ---------------------------
                                     Registrant




                                 By: /s/
                                     -----------------------
                                     John S. Corcoran
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Duly authorized officer
                                     and principal financial
                                     officer of the registrant)





Date:  August 14, 1995