Form 10-K/A
period 1994-12-29
ENVIRODYNE INDUSTRIES INC
filed 1995-10-26
CIK 33073

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended          December 29, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from _______________ to ________________

                       Commission file number   0-5485

                            ENVIRODYNE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            95-2677354
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois                        60521
-----------------------------------------------                     ----------
   (Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (708) 571-8800

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                       Warrants to Purchase Common Stock

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               ------       ------
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

  As of March 20, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $50,867,497.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes   X       No
                                                   ------       ------
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

ITEM 1. BUSINESS


(a)       General development of business:

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


VISKASE

General

Viskase developed the basic process for producing cellulosic casings and began commercial production in 1925. Since that time, management believes that Viskase has been the leading worldwide producer of cellulosic casings. In 1964 Viskase entered the specialty films business. Since then, it has continued to introduce new specialty films products to customers in the fresh and processed meat, poultry and cheese industries. Viskase also manufactures and sells PVC plastic film for wrapping fresh meats, poultry and other products.


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

The production of regenerated cellulose casings generally involves three principal steps: production of a viscose slurry from wood pulp, extrusion of a continuous tube during the regeneration process, and "shirring" of the final product. Shirring is a highly technical process of folding or compressing the casing in tubular form for subsequent use in high-speed stuffing machines. The production of regenerated cellulose involves a complex and continuous series of chemical and manufacturing processes, and Viskase believes that its facilities and expertise in the manufacturing of extruded cellulose are important factors in maintaining its product quality and operating efficiencies.

Viskase's product line includes both NOJAX(R) cellulosic casings for small sausage products such as hot dogs and paper-reinforced cellulosic casings for large sausages, salami, hams and other processed meat products. Reinforced cellulosic casings are known in the meat industry as fibrous casings.


Specialty Film Products

Since developing a technology for the extrusion of bioriented plastic films in 1964, Viskase has continued to expand its product line of heat shrinkable bags made from its specialty films. These shrinkable bags are sold under the brand name PERFLEX(R). Viskase's shrinkable plastic bags are used by major poultry, fresh and processed meat and cheese producers to package and preserve their products during wholesale and retail distribution.

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


PVC and Other Film Products

Viskase manufactures PVC stretch and single layer shrink films under the Filmco(R) brand name, used for wrapping grocery products and for packaging foods. In Europe, Viskase also converts oriented polypropylene films for use in packaging bakery goods and manufactures rigid food packaging materials made from oriented polystyrene.


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




SANDUSKY

Sandusky is a leading producer of thermoformed and injection molded plastic containers, used in the packaging of cultured dairy and delicatessen products, and of horticultural trays and inserts. Sandusky sells a majority of its products to dairy product manufacturers for packaging items such as yogurt and cottage cheese and to supermarkets for in-store packaging of take-home foods. The containers are normally custom printed in various colors with product identification, company names, logos, nutritional information and universal product codes in accordance with the customers' requirements. Sandusky and its predecessors had been the principal supplier to Scott Paper Company (Scott) of containers for its premoistened baby wipes. During 1993, Scott notified Sandusky of its intention to purchase containers from other suppliers, and the change was completed in September 1994. Sandusky closed its Clayton, Delaware facility, which was primarily dedicated to the production of baby wipe containers, in December 1994, and is consolidating its manufacturing operations at its Sandusky, Ohio facility.

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


CLEAR SHIELD

Clear Shield, headquartered in Wheeling, Illinois, is a major domestic producer of disposable plastic cutlery, drinking straws, custom dining kits and related foodservice products. Clear Shield is one of the largest producers of plastic cutlery and drinking straws in the United States. These products are sold primarily to institutional users, comprising principally major fast-food restaurant chains, schools, and hospitals, and also to consumers through retail outlets. Sales are made under registered trade names including CLEAR SHIELD(R) and CARNIVAL(R). Institutional customers include such leading fast-food chains as McDonald's Corporation, Burger King Corporation, Taco Bell,

Hardee's, KFC Restaurants and Pizza Hut.

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

Sales are made predominantly in the United States, primarily east of the Rocky Mountains, using Clear Shield's own sales force augmented by a network of non-exclusive, independent sales representatives. The majority of Clear Shield's sales, consisting of bulk and individually packaged products for institutional users, generally is not seasonal. Sales of retail packaged products are seasonal, however, with the highest sales and operating profits historically being achieved in the second and third quarters.

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

Employees

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


Trademarks and Patents

Viskase holds patents on many of its major technologies, including those used in its manufacturing processes and the technology embodied in products sold to its customers. Because it believes its ongoing market leadership depends heavily upon its technology, Viskase vigorously protects and defends its patents against infringement by competitors on an international basis. Viskase, as part of its research and development program, has developed and expects to continue to develop new proprietary technology and has licensed proprietary technology from third parties. Management believes these activities will enable Viskase to maintain its competitive position. Viskase also owns numerous trademarks and registered tradenames that are used actively in marketing its products. Viskase periodically licenses its process and product patents to competitors to generate royalty income.

The other Company operations also own trademarks and tradenames that are used actively in marketing products. Sandusky has patents on new product developments, but, with the exception of Viskase, patent protection is not currently material to any of the operations as now conducted.


Research and Development

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

In addition, the USEPA proposed rules for controlling VOM emissions in the Chicago area on December 27, 1989. Viskase submitted extensive comments in response to the regulatory proposal. Among those comments was that the rules do not constitute RACT with respect to Viskase's Chicago facility. On June 29, 1990, the USEPA promulgated the rules in substantially the same form as had been proposed. For most sources, the "effective date" of the rule was July 30, 1990, and the compliance date was one year thereafter. On May 31, 1991, USEPA extended the effective date of the rules for Viskase indefinitely to provide the USEPA with enough time to fully consider the rules as applied to Viskase.

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

(d) Financial information about foreign and domestic operations and export sales


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

Name, Age and Office                 Business Experience
--------------------                 ---------------------------------------------------------------------------
Donald P. Kelly, 73,                 Mr. Kelly  has been  Chairman of the Board, President,  and  Chief
Chairman of the Board,               Executive  Officer  of  the  Company  since  May  1989.  Mr. Kelly
  President and Chief                has  also  served  as  President  and  Chief  Executive  Officer  of
  Executive Officer                  D.P. Kelly &  Associates, L.P. ("DPK"), a management services and private investment firm,  since November 1988.


F. Edward Gustafson, 53,             Mr. Gustafson has been Executive Vice President and Chief Operating
Executive Vice President             Officer of the Company since May 1989. Mr. Gustafson was President
  and Chief Operating                of Viskase from February 1990 to August  1994.  Mr. Gustafson  has
  Officer                            also served as Executive Vice President and Chief Operating Officer
                                     of DPK since November 1988.


J.S. Corcoran, 52,                   Mr. Corcoran has been Executive Vice President and Chief
Executive Vice President             Financial
  and Chief Financial                Officer  of  the  Company  since  May  1989.  Mr. Corcoran  has  also
  Officer                            served as  Executive  Vice  President and Chief Financial Officer of
                                     DPK  since November 1988.


Stephen M. Schuster, 38,             Mr. Schuster has been Vice President, Secretary and General Counsel
Vice President, Secretary            of the Company since May 1989.  Mr. Schuster has also  served  as
  and General Counsel                Vice President and General Counsel of DPK since January 1989.






ITEM 2. PROPERTIES


VISKASE FACILITIES

   LOCATION                                 SQUARE FEET                PRIMARY USE
--------------                              -----------                -----------
Manufacturing Facilities

      Aurora, Ohio                              73,000           PVC film production
      Barceloneta, Puerto Rico                 156,000           Idle plant facilities held for sale
      Beauvais, France (a)                     235,000           Casings production and finishing
      Centerville, Iowa                        223,000           Specialty films production
                                                                    and finishing
      Chicago, Illinois                        991,000           Casings production, administra-
                                                                    tion and research
      Guarulhos, Brazil                         81,000           Specialty films production and
                                                                    casings finishing
      Huntsville, Alabama                       27,000           Idle plant facilities held for sale
      Kentland, Indiana                        125,000           Casings finishing
      Lindsay, Ontario, Canada                 269,000           Casings finishing and specialty
                                                                    films finishing
      Loudon, Tennessee                        250,000           Casings production
      Nuevo Laredo, Mexico (a)                  22,000           Casings finishing
      Osceola, Arkansas                        223,000           Casings production and finishing
      Pauls Valley, Oklahoma                   110,000           Casings finishing, specialty films
                                                                    production and finishing
      Sedgefield, England                      132,000           PVC and rigid OPS production
                                                                    and OPP conversion
      Swansea, Wales (Great Britain)            77,000           Specialty films production and
                                                                    finishing
      Swansea, Wales (a)                        28,000           Administrative facilities
      Thaon, France                            239,000           Casings production and finishing


Service Centers

      Atlanta, Georgia (a)
      Bensalem, Pennsylvania
      Brisbane, Australia (a)
      Chicago, Illinois
      Milan, Italy
      Pauls Valley, Oklahoma
      Pulheim, Germany (a)
      Santa Fe Springs, California


Headquarters

      Worldwide: Chicago, Illinois
      Europe: Paris, France (a)


-----------------------

(a) Leased. All other properties are owned by the respective company or its subsidiaries.

CLEAR SHIELD FACILITIES

   LOCATION                                    SQUARE FEET          PRIMARY USE
--------------                               ---------------     ----------------
      Leominster, Massachusetts                135,000           Cutlery, straws and combina-
                                                                    tion kits
      Shreveport, Louisiana                    148,000           Cutlery, straws and combina-
                                                                    tion kits
      Wheeling, Illinois (two plants)          260,000           Cutlery, straws and combina-
                                                                    tion kits; Headquarters

SANDUSKY FACILITIES

   LOCATION                                    SQUARE FEET          PRIMARY USE
--------------                               ---------------     ----------------
      Sandusky, Ohio                            195,000          Manufacturing; Headquarters
      Sandusky, Ohio                             31,000          Warehouse
      Sandusky, Ohio (a)                         97,000          Warehouse
      Sandusky, Ohio (a)                         90,000          Manufacturing
      Clayton, Delaware (a)                      81,000          Vacant

________________________

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

Lumpkin Litigation

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

The Lumpkin litigation was stayed by the commencement of the Envirodyne bankruptcy case in January 1993. Envirodyne and the plaintiffs are currently participating in a District Court mediation process to attempt to resolve the case. Because the claims relating to the Lumpkin litigation arose prior to the commencement of the Envirodyne bankruptcy case, such claims are subject to the Plan of Reorganization. Accordingly, to the extent that the plaintiffs in the Lumpkin litigation were able to establish liability and damages, the plaintiffs would under the Plan of Reorganization receive Common Stock in satisfaction of such damages. For a description of the amount of Common Stock to which Envirodyne general unsecured creditors were generally entitled, refer to Part IV, Item 14, Note 1 of Notes to Consolidated Financial Statements. The Company denies liability in the Lumpkin litigation and believes it has sufficient defenses to all of plaintiffs' claims. In the absence of successful mediation or other settlement negotiations, the Company will continue to vigorously defend the case. While Envirodyne cannot predict with certainty the outcome of these claims, when ultimately concluded or adjudicated, those claims will not, in the opinion of management, have a material effect on the results of operations or the financial condition of the Company. However, inasmuch as the Plan of Reorganization provides for the issuance of common stock with respect to prepetition Envirodyne general unsecured claims, an adverse finding of liability and damages could result in substantial dilution to the holders of the common stock. If additional shares of common stock have to be issued to the former SMD employees, as holders of allowed Envirodyne general unsecured claims under the Plan of Reorganization, such additional shares of common stock would be distributed as follows: (i) approximately 2.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between

$125 and $25,000; (ii) approximately 5.61 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $25,000 and $50,000; (iii) approximately 9.22 additional shares per five hundred dollars in the event allowed general unsecured claims of Envirodyne are between $50,000 and $75,000; and (iv) approximately 13.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $75,000 and $100,000 (refer to Note 1).


Indemnification Claims

Litigation has been initiated with respect to events arising out of the Envirodyne bankruptcy case and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne.

In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy, James L. Massey, William Rifkind and Michael Zimmerman, Case No. 93 A 1616, United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization. In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy and Michael Zimmerman, Case No. 93 L 2198, Circuit Court of the Eighteenth Judicial Circuit, DuPage County, Illinois, ARTRA alleges negligence, breach of fiduciary duty, fraudulent misrepresentation and deceptive business practices in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136.2 million plus interest and punitive damages of $408.6 million. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the case is in a preliminary stage and the Company is not a party thereto, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if resolved in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.


Treatment of Untendered Shares Under Plan of Reorganization

Certain of Envirodyne's stockholders prior to the acquisition of Envirodyne by Emerald failed to exchange their certificates representing old Envirodyne common stock for the forty dollar per share cash merger consideration specified by the applicable acquisition agreement. In the Envirodyne bankruptcy case, Envirodyne sought to equitably subordinate the interests of the holders of untendered shares, in which event such holders would receive no distribution pursuant to the Plan of Reorganization. The Bankruptcy Court granted Envirodyne's motion for summary judgment to equitably subordinate the holders of untendered shares. Certain holders have appealed the summary judgment to the United States District Court for the Northern District of Illinois. If such holders were ultimately successful, Envirodyne believes that the maximum number of shares of Common Stock that it would be required to issue to such claimants is approximately 106,000.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Envirodyne's Common Stock is traded in the over-the-counter market on the Nasdaq SmallCap Market. Trading on the Nasdaq SmallCap Market began after the December 31, 1993 consummation of the Plan of Reorganization. The high and low closing bid prices of the Common Stock during 1994 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.


                QUARTER ENDED                           HIGH           LOW
             -------------------                      --------       -------
             March 31, 1994                           $10.88         $7.00
             June 30, 1994                              8.63          3.50
             September 29, 1994                         5.50          4.13
             December 29, 1994                          5.63          3.38


(b) Holders. As of March 20, 1995, there were approximately 126 holders of record of Envirodyne's Common Stock.

(c) Dividends. Envirodyne has never paid a cash dividend on shares of its Common Stock. The payment of dividends is restricted by the terms of various financing agreements to which the Company is a party. The Company has no present intention of paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                 POST-
                                              CONSUMMATION                         PRE-CONSUMMATION
                                              ------------    -------------------------------------------------------
                                              JANUARY 1       JANUARY  1        DECEMBER      DECEMBER      JANUARY 1
                                                  TO              TO           27, 1991 TO   28, 1990 TO       TO
                                              DECEMBER         DECEMBER         DECEMBER      DECEMBER      DECEMBER
                                              29, 1994 (1)     31, 1993 (1)     31, 1992      26, 1991       27, 1990
                                              ------------     ------------    ----------    -----------    ---------
                                                           (IN THOUSANDS, EXCEPT FOR PER  SHARE AMOUNTS)
Net sales                                       $599,029        $587,385       $  575,705    $  543,969     $  544,138
(Loss) before extra-
  ordinary gain (loss) (2)(3)                     (3,612)        (98,195)         (36,996)      (29,253)       (15,174)

Income (loss) including extra-
  ordinary gain (loss) (4)(5)                     (3,612)         85,589          (36,996)      (31,755)       (15,174)

Per share (loss)
  before extraordinary
  gains (loss) (2)(3)                               (.27)       (306,859)        (115,613)      (91,416)       (47,419)
Per share income (loss)
  including extraordinary
  gain (loss) (4)(5)                                (.27)        267,466         (115,613)      (99,234)       (47,419)
Cash and equivalents
  and time deposits                                7,289           7,743           14,062        16,075         29,133
Working capital (6)                               91,727          82,440         (736,643)     (708,064)        87,683
Total assets                                     896,636         867,680        1,026,962     1,086,457      1,062,508

Debt obligations:
  Short-term debt (7)                             25,798          15,610           40,365        34,937         42,670
  Long-term debt reclassified
    as current                                                                    758,300       792,557
  Long-term debt                                 489,358         482,379           12,524        18,833        761,606
Stockholders' equity (deficit)                   135,349         135,000          (83,545)      (40,303)        (8,275)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                                         JANUARY 1           JANUARY 1,       DECEMBER 27,
                                                             TO                 TO              1991  TO
                                                          DECEMBER 29,      DECEMBER 31,      DECEMBER 31,
                                                            1994                1993              1992
                                                        ------------        -----------       ------------
                                                                          (IN THOUSANDS)
Net sales:
  Food packaging products                                $530,179           $522,363            $513,777
  Disposable foodservice supplies                          68,996             66,383              62,918
  Other and eliminations                                     (146)            (1,361)               (990)
                                                         --------          ---------            --------
                                                         $599,029           $587,385            $575,705
                                                         ========           ========            ========

Operating income:
  Food packaging products                                $ 48,145           $ 53,432            $ 66,949
  Disposable foodservice supplies                           6,514              5,223               5,913
  Other and eliminations                                   (5,982)            (5,023)             (5,656)
                                                         --------           --------            --------
                                                         $ 48,677           $ 53,632            $ 67,206
                                                         ========           ========            ========

Depreciation and amortization under
  capital lease and amortization of
  intangibles expense:
  Food packaging products                                 $47,207           $ 46,715            $ 43,857
  Disposable foodservice supplies                           4,125              5,624               5,402
  Corporate and other                                          55                 59                  51
                                                         --------           --------            --------
                                                         $ 51,387           $ 52,398            $ 49,310
                                                         ========           ========            ========

Capital expenditures:
  Food packaging products                                $ 28,534           $ 37,673            $ 26,618
  Disposable foodservice supplies                           4,012              3,100               2,387
  Corporate and other                                          20                114                  13
                                                          -------           --------            --------
                                                          $32,566           $ 40,887            $ 29,018
                                                          =======           ========            ========


Results of Operations

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

Operating income for 1994 was $48.7 million, which represented a decline of $5.0 million from the prior year. Pro forma operating income for 1993, giving effect to fresh start reporting and the implementation of the Plan of Reorganization with the related financing as if such events had taken place on January 1, 1993, was $54.6 million. The decline in gross margin in 1994 is due to the impact of price competition in dairy and deli containers and in foreign markets, reduced baby wipe container sales and increased resin prices. Operating income in 1994 benefitted from a $9.5 million settlement of a patent infringement suit. Selling, general and administrative expenses in 1994 include $1.6 million of additional patent legal expenses (approximately $.8 million of which were legal expenses related to the $9.5 million patent infringement litigation settlement), expansion in Central and South America, additional corporate costs relating to increased insurance and other costs associated with Envirodyne's status as a public company following its emergence from bankruptcy, as well as increased expenditures on research and development.

In November 1994, Viscofan, S.A., a Spanish small diameter casing producer, entered the U.S. market. Although the Company has yet to experience any significant volume loss to Viscofan, management believes that Viskase will experience further pricing pressures as a result of Viscofan's entrance into the domestic market.

During 1993, Scott notified Sandusky of its intention to purchase containers from other suppliers, and the change was completed in September 1994. Sandusky closed its Clayton, Delaware facility, which was primarily dedicated to the production of baby wipe containers, in December 1994, and is consolidating its manufacturing operations at its Sandusky, Ohio facility.

Net interest expense for 1994 totaled $49.2 million, which represented an increase of $18.9 million from 1993. The 1994 net interest expense includes $22.5 million of interest expense on the new 10-1/4% Senior Notes due 2001 (10-1/4% Senior Notes) versus $1.3 million of interest expense for the first six days of 1993 on the 14-1/2% Senior Discount Notes (amortization of discount), 14% Senior Subordinated Debentures, 13- 1/2% Subordinated Notes and the 11-1/4% Pay-in-Kind Notes. As of January 7, 1993, interest expense on those debt issues was no longer recorded due to the Envirodyne bankruptcy case. The 1994 net interest expense benefitted from a lower effective interest rate on the domestic term loan and revolving credit facility.

Other income (expense) of $1.7 million and $(5.5) million in 1994 and 1993, respectively, includes net foreign currency translation gains (losses) of $2.7 million and $(4.6) million, respectively.

The Company has entered into forward foreign exchange contracts to hedge certain foreign currency transactions on a continuing basis for periods consistent with its committed foreign exchange exposures. The effect of this practice is to minimize the effect of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to additional exchange risk because gains and losses on these contracts offset losses and gains on the transactions being hedged. The cash flows from forward contracts are classified consistent with the cash flows from the transactions or events being hedged.

The 1994 and 1993 tax provisions consisted of the provisions on income from the U.S. and foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible reorganization expenses and amortization and foreign losses for which no tax benefit is provided, a provision of $4.8 million and $12.0 million, respectively, was provided on income (loss) before income taxes and extraordinary items of $1.2 million and $(86.2) million, respectively, for 1994 and 1993. The 1992 period effective tax benefit rate of 27% for income taxes resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Domestic cash income taxes paid in 1994, 1993 and 1992 were $1.5 million, $91 thousand and $2 million, respectively. Foreign cash income taxes paid in 1994, 1993 and 1992 were $3.5 million, $1.1 million and $3.1 million, respectively.

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


Liquidity and Capital Resources

Cash and equivalents decreased by $.5 million during the fiscal year ended December 29, 1994. Cash flows used in investing activities of $36.4 million exceeded cash flows provided by operating activities of $23.2 million and cash flows provided by financing activities of $13.4 million. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment and the purchase of the minority interest in Viskase's Brazilian subsidiary. Cash flows provided by operating activities were principally attributable to the effect of depreciation and amortization offset by the Company's loss from operations and an increase in operating assets and liabilities. Cash flows provided by financing activities were principally attributable to borrowings under the Company's senior secured bank credit facility net of scheduled payments under the Company's senior secured bank credit facility, Viskase's capital lease obligation and Viskase Limited's term loan.

Envirodyne and certain of its subsidiaries are parties to a $195 million Credit Agreement (Credit Agreement) with a group of banks and financial institutions (Lenders). The Credit Agreement provides for a $100 million term loan facility, a $65 million domestic revolving credit facility and a $30 million amortizing multicurrency revolving credit facility. Borrowings are subject to borrowing base availability.

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

The Company has entered into interest rate agreements that cap $50 million of interest rate exposure at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under the terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $.3 million of amortization of interest rate cap premium during the six-month period ended June 29, 1995. The Company has not received any payments under the interest rate protection agreements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosure required to be disclosed under this Item.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial statements:                                                                                       PAGE
        --------------------                                                                                        ----

        Report of independent accountants                                                                            27

        Consolidated balance sheets, December 29, 1994 and
             December 31, 1993                                                                                       28

        Consolidated statements of operations, for January 1 to
             December 29, 1994 (Post-consummation);
             January 1 to December 31, 1993 (Pre-consummation);
             and December 27, 1991 to December 31, 1992 (Pre-consummation);                                           29

        Consolidated statements of stockholders' equity (deficit), for January 1 to December 29, 1994 (Post-consummation);
             January 1 to December 31, 1993 (Pre-consummation);
             and December 27, 1991 to December 31, 1992 (Pre-consummation);                                           30

        Consolidated statements of cash flows, for January 1 to
             December 29, 1994 (Post-consummation);
             January 1 to December 31, 1993 (Pre-consummation);
             and December 27, 1991 to December 31, 1992 (Pre-consummation);                                           31

        Notes to consolidated financial statements                                                                    32


(a) 2. Financial statement schedules for the periods January 1 to December 29, 1994; January 1 to December 31, 1993; and
        December 27, 1991 to December 31, 1992:

        II  Valuation and qualifying accounts                                                                         66

         V  Property, plant and equipment                                                                             67

        VI  Accumulated depreciation, depletion and
            amortization of property, plant and equipment                                                             70

        IX  Short-term borrowings                                                                                     73

         X  Supplementary income statement information                                                                74


Schedules other than those listed are omitted because they are not required, are not applicable, or because equivalent information has been included in the financial statements and notes thereto or elsewhere herein.

(b) Exhibits:

Exhibit No                                  Description of Exhibits                                                   Page
----------------------------------------------------------------------------------------------------------------------------
    2.1   Debtors First Amended Joint Plan of Reorganization as Twice Modified dated December 15, 1993 of
          Envirodyne Industries, Inc. and certain of its subsidiaries (incorporated herein by reference to
          Exhibit 2 to Form 8-K filed January 19, 1994 of Envirodyne Industries, Inc.)                                   *

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


*  Previously filed, incorporated by reference.

Exhibit No                                  Description of Exhibits                                                   Page
----------------------------------------------------------------------------------------------------------------------------
 10.4    Lease Agreement dated as of December 18, 1990 between The Connecticut National Bank,
         Owner Trustee, as Lessor and Viskase Corporation, as Lessee (incorporated herein by
         reference to Exhibit 10.25 to Form 8-K, filed January 22, 1991, of Envirodyne Industries, Inc.).                *

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

Exhibit No                                      Description of Exhibits                                          Page
-----------------------------------------------------------------------------------------------------------------------
   10.13  Envirodyne Industries, Inc. Parallel Envirodyne Non-Qualified Thrift Plan
          (incorporated herein by reference to Exhibit 10.35 to Form 10-Q for the fiscal quarter ended June 27, 1991, filed August 12, 1991, of Envirodyne
          Industries, Inc.). +                                                                                     *

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

                             ENVIRODYNE INDUSTRIES, INC.
                             --------------------------
                             (Registrant)


                             By:    /s/
                                    ---------------------------------------
                                    Donald P. Kelly
                                    Chairman, Chief Executive
                                    Officer and President


                             By:    /s/
                                    ---------------------------------------
                                    J.S. Corcoran
                                    Executive Vice President and
                                    Chief Financial Officer



                             By:    /s/
                                    ---------------------------------------
                                    Sandra L. Musachia
                                    Controller


Date:   October 26, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of March 1995.



/s/                                           /s/
-------------------------------------         --------------------------------
Robert N. Dangremond (Director)               Gregory R. Page (Director)



/s/                                           /s/
-------------------------------------         --------------------------------
F. Edward Gustafson (Director)                Mark D. Senkpiel (Director)



/s/
-------------------------------------
Michael E. Heisley (Director)

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirodyne Industries, Inc. and Subsidiaries as of December 29, 1994 and December 31, 1993, and the consolidated results of their operations and their cash flows for the period January 1 to December 29, 1994 (Post-consummation) and January 1 to December 31, 1993 and December 27, 1991 to December 31, 1992 (Pre-consummation), in conformity with generally accepted accounting principles. In addition, in our opinion the schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.

Chicago, Illinois
March 15, 1995,
(except with respect to the matters
discussed in Note 21, as to which the
date is July 19, 1995)

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 29,    DECEMBER 31,
                                                                                                       1994            1993
                                                                                                       ----            ----
                                                                                                         (IN THOUSANDS)
ASSETS
  Current assets:
    Cash and equivalents                                                                              $  7,289        $  7,743
    Receivables, net                                                                                    86,868          72,516
    Inventories                                                                                        110,483          98,824
    Other current assets                                                                                19,466          17,538
                                                                                                      --------        --------
         Total current assets                                                                          224,106         196,621
Property, plant and equipment, including those under capital lease                                     506,099         455,554
  Less accumulated depreciation and amortization                                                        35,761
                                                                                                      --------        --------
  Property, plant and equipment, net                                                                   470,338         455,554
Deferred financing costs                                                                                 9,143           8,989
Other assets                                                                                            47,181          50,765
Excess reorganization value                                                                            145,868         155,751
                                                                                                      --------        --------
                                                                                                      $896,636        $867,680
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

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   52 WEEKS        52 WEEKS         53 WEEKS
                                                                                  JANUARY 1,      JANUARY 1,      DECEMBER 27,
                                                                                      TO              TO            1991 TO
                                                                                 DECEMBER 29,    DECEMBER 31,     DECEMBER 31,
                                                                                     1994            1993             1992
                                                                                     ----            ----             ----
                                                                                  (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES
                                                                                            AND PER SHARE AMOUNTS)
NET SALES                                                                            $599,029        $ 587,385       $ 575,705
  Patent infringement settlement income                                                 9,457
COSTS AND EXPENSES
  Cost of sales                                                                       432,746          416,410         398,876
  Selling, general and administrative                                                 111,451          101,632          94,076
  Amortization of intangibles and excess reorganization value                          15,612           15,711          15,547
                                                                                     --------        ---------       ---------
OPERATING INCOME                                                                       48,677           53,632          67,206
  Interest income                                                                         307              931             964
  Interest expense                                                                     49,514           31,190         106,522
  Other expense (income), net                                                          (1,668)           5,540           8,699
  Fees and expenses associated with renegotiation of debt                                                                3,945
  Minority interest in loss of subsidiary                                                  50              717
                                                                                     --------        ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES, REORGANIZATION ITEMS
  AND EXTRAORDINARY ITEMS                                                               1,188           18,550         (50,996)
  Reorganization items, net                                                                            104,745
                                                                                     --------        ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS                               1,188          (86,195)        (50,996)
  Income tax provision (benefit)                                                        4,800           12,000         (14,000)
                                                                                     --------        ---------       ---------
(LOSS) BEFORE EXTRAORDINARY ITEMS                                                      (3,612)         (98,195)        (36,996)
  Extraordinary gain, net of tax                                                                       183,784
                                                                                     --------        ---------       ---------
NET INCOME (LOSS)                                                                    $ (3,612)       $  85,589       $ (36,996)
                                                                                     ========        =========       =========
WEIGHTED AVERAGE COMMON SHARES                                                     13,500,703              320             320
                                                                                   ==========        =========       =========
PER SHARE AMOUNTS:
(LOSS) BEFORE EXTRAORDINARY ITEMS                                                  $     (.27)       $(306,859)      $(115,613)
                                                                                   ==========        =========       =========
NET INCOME (LOSS)                                                                  $     (.27)       $ 267,466       $(115,613)
                                                                                   ==========        =========       =========

   Due to the implementation of the Plan of Reorganization and Fresh Start Reporting, the consolidated statement of operations for the fiscal year ended December 29, 1994 is not comparable to the prior years. (Refer to Note 1 of Notes to Consolidated Financial Statements.)

   The accompanying notes are an integral part of the consolidated financial statements.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                     CUMULATIVE
                                                                                                      FOREIGN          TOTAL
                                                                                    RETAINED          CURRENCY     STOCKHOLDERS'
                                                      COMMON      PAID IN           EARNINGS        TRANSLATION       EQUITY
                                                      STOCK       CAPITAL          (DEFICIT)        ADJUSTMENTS      (DEFICIT)
                                                      -----       -------          ---------        -----------      ---------
                                                                                 (IN THOUSANDS)
Balance December 26, 1991                              $  1        $ 12,900          $(61,780)         $ 8,576        $(40,303)
Net (loss)                                                                            (36,996)                         (36,996)
Translation adjustments                                                                                 (6,246)         (6,246)
                                                       ----        --------          --------          -------        --------
Balance December 31, 1992                                 1          12,900           (98,776)           2,330         (83,545)
Net income                                                                             85,589                           85,589
Translation adjustments                                                                                 (2,044)         (2,044)
Cancellation of preconsummation
  Common Stock                                           (1)        (12,900)                                           (12,901)
Elimination of accumulated deficit
  and cumulative foreign currency
  translation adjustments                                                              13,187             (286)         12,901
                                                       ----        --------          --------          -------        --------
                                                       $  0        $      0          $      0          $     0        $      0

===================================================================================================================================


Issuance of new Common Stock                           $135        $134,865                                           $135,000
                                                       ----        --------                                           --------
Balance December 31, 1993                               135         134,865                                            135,000
Net (loss)                                                                           $ (3,612)                          (3,612)
Translation adjustments                                                                                $ 3,961           3,961
                                                       ----        --------          --------          -------        --------
Balance December 29, 1994                              $135        $134,865          $ (3,612)         $ 3,961        $135,349
                                                       ====        ========          ========          =======        ========


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

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  JANUARY 1,      JANUARY 1,      DECEMBER 27,
                                                                                      TO              TO            1991 TO
                                                                                 DECEMBER 29,    DECEMBER 31,     DECEMBER 31,
                                                                                     1994            1993             1992
                                                                                     ----            ----             ----
                                                                                                (IN THOUSANDS)
Cash flows from operating activities:
  (Loss) before extraordinary gain                                                   $ (3,612)       $ (98,195)       $(36,996)
  Extraordinary gain                                                                                   183,784
                                                                                     --------        ---------        --------
  Net income (loss)                                                                    (3,612)          85,589         (36,996)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization under capital lease                                  35,775           36,687          33,763
    Amortization of intangibles and excess reorganization value                        15,612           15,711          15,547
    Amortization of deferred financing fees and discount                                1,569            2,418          30,820
    Increase (decrease) in deferred and noncurrent income taxes                           (52)           9,547         (14,994)
    Foreign currency transaction loss (gain)                                           (3,465)           3,380           5,089
    Loss (gain) on sales of property, plant and equipment                                  (9)             650           2,089
    Reorganization items and fresh start reporting                                                     (79,039)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                      (11,257)          (1,319)          1,747
      Decrease (increase) in inventories                                              (10,548)           4,163           6,527
      Decrease (increase) in other current assets                                      (1,607)          (2,152)          1,137
      Increase in accounts payable and accrued liabilities                              3,774           15,894          41,130
      Other                                                                            (2,894)             672           2,564
                                                                                     --------        ---------        --------
    Total adjustments                                                                  26,898            6,612         125,419
                                                                                     --------        ---------        --------
      Net cash provided by operating activities before
        reorganization expense                                                         23,286           92,201          88,423
      Net cash used for reorganization items                                                           (14,929)
                                                                                     --------        ---------        --------
      Total net cash provided by operating activities                                  23,286           77,272          88,423
Cash flows from investing activities:
  Capital expenditures                                                                (32,566)         (40,887)        (29,018)
  Proceeds from sale of property, plant and equipment                                     359              124             173
  Investments and advances to affiliated companies                                                                      (4,990)
  Purchase of minority interest in subsidiary                                          (4,200)
  Proceeds from sale of time deposits in Puerto Rico                                                                     6,600
                                                                                     --------        ---------        --------
      Net cash (used in) investing activities                                         (36,407)         (40,763)        (27,235)
Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings                                37,668          106,003               3
  Deferred financing costs                                                             (1,608)          (9,779)            (12)
  Repayment of revolving loan, long-term borrowings and
    capital lease obligations                                                         (22,617)        (138,736)        (57,439)
                                                                                     --------        ---------        --------
      Net cash provided by (used in) financing activities                              13,443          (42,512)        (57,448)
Effect of currency exchange rate changes on cash                                         (776)            (316)            847
                                                                                     --------        ---------        --------
Net increase (decrease) in cash and equivalents                                          (454)          (6,319)          4,587
Cash and equivalents at beginning of period                                             7,743           14,062           9,475
                                                                                     --------        ---------        --------
Cash and equivalents at end of period                                                $  7,289        $   7,743        $ 14,062
                                                                                     ========        =========        ========

-----------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Interest paid                                                                      $ 43,484        $  28,001        $ 31,461
  Income taxes paid                                                                  $  5,058        $   1,154        $  5,158

   Due to the implementation of the Plan of Reorganization and Fresh Start Reporting, the consolidated statement of cash flows for the fiscal year ended December 29, 1994 is not comparable to the prior years. (Refer to Note 1 of Notes to Consolidated Financial Statements.)

The accompanying notes are an integral part of the consolidated financial statements.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       CHAPTER 11 REORGANIZATION PROCEEDINGS, (DOLLARS IN THOUSANDS)

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

         Pursuant to the Plan of Reorganization, Envirodyne's shares of common stock that were outstanding prior to the effective date were canceled. Emerald Acquisition Corporation, the sole stockholder of Envirodyne prior to the consummation of the bankruptcy, received no distribution pursuant to the Plan of Reorganization. The Plan of Reorganization provided for the initial issuance of approximately 13,500,000 new shares of Envirodyne common stock (subject to adjustment), warrants to purchase an additional 1,500,000 shares and distributions to major creditors as follows:

         -- Holders of the Envirodyne's former Senior Discount Notes Due 1997 (14.5%) (Old Discount Notes) with an accreted value as of January 6, 1993 of $200,838 became entitled to receive a pro rata portion of $219,262 principal amount of 10 1/4% Senior Notes Due 2001 (10 1/4% Notes).

         -- Holders of Envirodyne's former $200,000 principal amount of 14% Senior Subordinated Debentures Due 2001 (Old 14% Debentures), with accrued but unpaid interest through January 6, 1993 of $42,812 became entitled to receive a pro rata portion of 12,142,737 shares of the Envirodyne common stock, par value $.01 per share, representing in the aggregate approximately 89.95% of the common stock initially issued pursuant to the Plan of Reorganization.

         -- Holders of the Envirodyne's former $91,350 principal amount of 13 1/2% Subordinated Notes Due 1996 (Old 13 1/2% Notes), with accrued but unpaid interest through January 6, 1993 of $13,604 became entitled to receive a pro rata portion of (i) 903,625 shares of Envirodyne common stock, representing in the aggregate approximately 6.69% of the common stock initially issued pursuant to the Plan of Reorganization, and (ii) warrants (Warrants) to purchase 1,500,000 shares of common stock. The Warrants were issued pursuant to a Warrant Agreement dated as of December 31, 1993 between Envirodyne and Bankers Trust Company, as Warrant Agent. The Warrants are exercisable at any time until December 31, 1998 at an exercise price of $17.25 per share. The number of shares of common stock for which a Warrant is exercisable, and the exercise price of the Warrants, are subject to adjustment upon the occurrence of certain events. In addition, holders of Old 13 1/2% Notes, other than Salomon Brothers Inc (Salomon Brothers) and certain of its affiliates, who elected to grant a limited release to Salomon Brothers and its affiliates pursuant to the Plan of Reorganization, of all claims arising out of the 1989 leveraged buyout acquisition of Envirodyne, the Old 13 1/2% Notes or Envirodyne, were entitled to share ratably in 445,928 shares of common stock, representing in the aggregate approximately 3.30% of the common stock initially issued pursuant to the Plan of

                 Reorganization.

         -- Holders of allowed general unsecured claims of Envirodyne (as opposed to subsidiaries of Envirodyne) became entitled to receive 32.28 shares of common stock for each five hundred dollars amount of their prepetition claims, or a total of 8,070 shares of common stock, representing .06% of the common stock initially issued pursuant to the Plan of Reorganization. These claims totaled approximately $125. If the allowed amount of general unsecured claims of Envirodyne exceeds $125, for example upon the resolution of disputed claims, additional shares of common stock will have to be issued to the holders of allowed general unsecured claims of Envirodyne in order to provide equitable allocation of value among Envirodyne's unsecured creditors under the Plan of Reorganization. Such additional shares of common stock would be distributed with respect to allowed general unsecured claims of Envirodyne as follows: (i) approximately 2.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $125 and $25,000;
                 (ii) approximately 5.61 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $25,000 and $50,000; (iii) approximately 9.22 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $50,000 and $75,000; and (iv) approximately 13.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $75,000 and $100,000. Refer to Note 11 for a discussion of disputed claims which, if determined adversely to Envirodyne, would result in the issuance of common stock.

         -- Holders of Envirodyne subsidiary allowed trade claims were paid in full.

         -- Salomon Brothers Holding Company Inc 11.25% Pay-in-Kind Notes issued by Envirodyne with an accreted value as of January 6, 1993 of $5,658 were canceled.

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

         The reorganization value of the Company's equity of $135,000 was based on the consideration of many factors and various valuation methods, including discounted cash flows and comparable multiples of earnings valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry. Factors considered by the Company included the following:

         * Forecasted operating and cash flow results which gave effect to the estimated impact of debt restructuring and other operational reorganization.

         * Discounted residual value at the end of the forecasted period based on the capitalized cash flows for the last year of that period.

         *       Competition and general economic considerations.

         *       Projected sales growth.

         -       Potential profitability.

         -       Seasonality and working capital requirements.

The excess of the reorganization value over the fair value of net assets and liabilities is reported as excess reorganization value and is being amortized over a fifteen-year period. The Company continues to evaluate the recoverability of excess reorganization value based on the operating performance and expected future undiscounted cash flows of the operating business units.

         The reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Statement of Operations for the period January 1 to December 31, 1993:


                                                                                                      INCOME
                                                                                                    (EXPENSE)
                                                                                                    ---------
Reorganization Items
--------------------
Legal, financial advisory and other fees associated with the
  Chapter 11 proceedings                                                                             $ (14,929)
Write-off of deferred financing fees associated with the Bank
  Credit Agreement                                                                                      (4,071)
Write-off of existing excess investment over net assets acquired, net of excess reorganization value recorded, and fair market value
  adjustments to assets and liabilities                                                                (85,745)
                                                                                                     ---------
                                                                                                     $(104,745)
                                                                                                     =========
Extraordinary Gain
------------------
Accreted value of the Old Discount Notes less unamortized deferred
  financing                                                                                          $ 197,379
Principal amount of Old 14% Debentures plus accrued interest less
  unamortized deferred financing                                                                       237,125
Principal amount of Old 13 1/2% Notes plus accrued interest less
  unamortized deferred financing                                                                       103,918
Accreted value of 11 1/4% Pay-in-Kind Notes due to Related Party                                         5,658
Envirodyne untendered shares                                                                             2,176
Envirodyne general unsecured creditors allowed claims                                                       90
Principal amount of 10 1/4% Notes exchanged for Old Discount Notes                                    (219,262)
Fair value of equity exchanged for Old 14% Debentures, Old
  13 1/2% Notes and Envirodyne unsecured claims                                                       (135,000)
                                                                                                     ---------
Extraordinary gain before tax provision                                                                192,084
Tax provision on extraordinary gain                                                                      8,300
                                                                                                     ---------
Extraordinary gain net of taxes                                                                      $ 183,784
                                                                                                     =========

         The following balance sheet details adjustments made as of the effective date, December 31, 1993, to record the Reorganization adjustments, including the refinancing of the indebtedness under the Post-petition Credit Agreement and certain foreign credit facilities on December 31, 1993 (refer to Note 8) and to implement Fresh Start Reporting.

         The effect of the Plan of Reorganization on the Company's balance sheet was as follows:

                                                                   DECEMBER 31,                                    DECEMBER 31,
                                                                   1993 BEFORE                                      1993 AFTER
                                                                  REORGANIZATION                                  REORGANIZATION
                                                                       AND       REORGANIZATION   FRESH START           AND
                                                                   FRESH START     ADJUSTMENTS    ADJUSTMENTS       FRESH START
                                                                   -----------     -----------    -----------       -----------
                                                                                         (IN THOUSANDS)
                                                              ASSETS
Current assets:
  Cash and equivalents                                              $   19,839     $ (12,096) (5)                      $  7,743
  Restricted cash                                                        5,127        (5,127) (5)
  Receivables, net                                                      72,516                                           72,516
  Inventories                                                           98,824                                           98,824
  Other current assets                                                  17,538                                           17,538
                                                                    ----------     ---------        ---------          --------
      Total current assets                                             213,844       (17,223)                           196,621

Property, plant and equipment, including those
  under capital lease                                                  581,633                      $(126,079) (8)      455,554
  Less accumulated depreciation and amortization                       126,079                       (126,079) (8)
                                                                    ----------     ---------        ---------          --------
  Property, plant and equipment, net                                   455,554                                          455,554

Deferred financing costs                                                12,001        (3,012)(4)                          8,989
Other assets                                                            32,151                         18,614  (9)       50,765
Excess investment over net assets acquired, net                        304,811                       (304,811) (10)
Excess reorganization value                                                                           155,751  (10)     155,751
                                                                    ----------     ---------        ---------          --------
                                                                    $1,018,361     $ (20,235)       $(130,446)         $867,680
                                                                    ==========     =========        =========          ========


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities not subject to compromise:
  Short-term debt including current portion of long-term
    debt and obligation under capital lease                          $  35,029     $ (19,419) (3)                      $ 15,610
  Accounts payable                                                      35,515         2,009  (1)                        37,524
  Accrued liabilities                                                   59,040         3,013  (1)   $  (1,006) (11)      61,047
  Long-term debt reclassified as current, including
    amounts due to related party                                        13,589       (13,589) (2)
                                                                     ---------     ---------        ---------          --------
      Total current liabilities not subject to compromise              143,173       (27,986)          (1,006)          114,181

Liabilities subject to compromise including amounts
  due to related party                                                 728,586      (728,586) (1)

Long-term debt not subject to compromise                                73,126       409,253  (2)                       482,379

Accrued employee benefits                                               43,524                         10,098  (12)      53,622
Deferred and noncurrent income taxes                                    91,139         8,300  (6)     (20,874) (13)      78,565
Deferred gain on capital lease                                          32,919                        (32,919) (14)
Minority interest in consolidated subsidiary                             3,933                                            3,933
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, no par value; none outstanding
  Common stock, $.01 par value; 320 shares issued and
    outstanding                                                              1                             (1) (15)
  Preferred stock, $.01 par value; none outstanding
  Common stock, $.01 par value; 13,500,000 shares
    issued and outstanding                                                               135  (7)                           135
  Paid in capital                                                       12,900       134,865  (7)     (12,900) (15)     134,865
  Accumulated (deficit)                                               (111,226)      183,784  (6)     (72,558) (15)
  Cumulative foreign currency translation adjustments                      286                           (286) (15)
                                                                    ----------     ---------        ---------          --------
      Total stockholders' equity (deficit)                             (98,039)      318,784          (85,745)          135,000
                                                                    ----------     ---------        ---------          --------
                                                                    $1,018,361     $ (20,235)       $(130,446)         $867,680
                                                                    ==========     =========        =========          ========

REORGANIZATION ADJUSTMENTS:

(1) Liabilities subject to compromise including amount due to related party consisted of:


      Viskase Capital Lease Obligation                                                              $157,584(a)
      11 1/4% Pay-in-Kind Notes due to Related Party                                                   5,658(b)
      Old Discount Notes                                                                             200,838(c)
      Old 14% Debentures plus accrued interest thereon                                               242,812(d)
      Old 13 1/2% Notes plus accrued interest thereon                                                104,954(d)
      Accounts payable and other                                                                      16,740(e)
                                                                                                    --------
                                                                                                    $728,586
                                                                                                    ========

      (a)  Reclassified to short-term debt                                                          $  4,940
           Reclassified to long-term debt                                                            152,644
                                                                                                    --------
                                                                                                    $157,584
                                                                                                    ========


      (b) Pursuant to the Plan of Reorganization, the liability for the Pay-in-Kind Notes due to the Related Party were canceled.
      (c) Pursuant to the Plan of Reorganization, the Old Discount Notes were exchanged for the New 10 1/4% Notes.
      (d) Pursuant to the Plan of Reorganization, these liabilities were exchanged for common stock.
      (e)  Pursuant to the Plan of Reorganization.

           Envirodyne subsidiary prepetition account payable paid
             on December 31, 1993                                                                   $  9,699
           Envirodyne subsidiary prepetition accounts payable reclassified to
             accounts payable                                                                          2,009
           Envirodyne subsidiary prepetition accrued liabilities reclassified to
             accrued liabilities                                                                       2,766(i)
           Envirodyne corporate untendered shares (refer to Note 11)                                   2,176
           Envirodyne corporate prepetition accounts payable exchanged for common
             stock                                                                                        90
                                                                                                    --------
                                                                                                    $ 16,740
                                                                                                    ========


      (i) The balance of the adjustment activity in accrued liabilities are accruals for deferred financing professional fees partially offset by payments of accrued interest on December 31, 1993.

(2)   The adjustment of long-term debt consisted of the following:


      Issuance of the New 10 1/4% Notes                                                             $219,262
      Viskase capital lease obligation reclassified from liabilities subject
        to compromise                                                                                152,644
      Repayment of loans outstanding under the Postpetition Credit Agreement                         (63,856)
      Repayment of certain foreign credit facilities net of draw under new
        Credit Agreement--multicurrency facility                                                      (4,061)
      Draw under new Credit Agreement--domestic facility                                              91,675
      Long-term debt previously reclassified as current                                               13,589
                                                                                                    --------
                                                                                                    $409,253
                                                                                                    ========

(3) The adjustment to short-term debt including current portion of long-term debt and obligation under capital lease consisted of the following:

      Viskase capital lease obligation reclassified from liabilities subject
        to compromise                                                                               $  4,940
      Repayment of Postpetition Credit Agreement                                                     (22,000)
      Repayment of certain foreign credit facilities net of draw under new
        Credit Agreement--multicurrency facility                                                     (10,684)
      Draw under new Credit Agreement--domestic facility                                               8,325
                                                                                                    --------
                                                                                                    $(19,419)
                                                                                                    ========

(4)   The adjustment to deferred financing consisted of the following:

      Write-off deferred financing on Old Discount Notes, Old 14% Debentures
        and Old 13 1/2% Notes                                                                       $(10,182)
      Deferred financing--new Credit Agreement                                                         6,170
      Deferred financing--New 10 1/4% Notes                                                            1,000
                                                                                                    --------
                                                                                                    $ (3,012)
                                                                                                    ========

(5) Adjustments to cash and equivalents and restricted cash consist of the following:

      Restricted cash reclassified to cash on December 31, 1993                                     $  5,127
      Use of cash and equivalents for repayment of certain foreign credit
        facilities net of draw under new Credit Agreement--multicurrency facility                    (12,494)
      Payment of prepetition accounts payable on December 31, 1993                                    (9,699)
      Source of cash and equivalents from draw under new Credit Agreement--
        domestic facility net of payment of deferred financing fees and
        repayment of loans under Postpetition Credit Agreement                                         4,970
                                                                                                    --------
                                                                                                    $(12,096)
                                                                                                    ========


(6) Represents extraordinary gain previously discussed and recording of related deferred tax.

(7)   Represents issuance of the new common stock.

FRESH START ADJUSTMENTS:

(8)   Eliminate accumulated depreciation at December 31.

(9)   Adjustments to other assets consist of the following:


      Writeup patents and trademarks to fair value                                                  $ 20,160
      Adjust other assets, primarily pension intangibles, to fair value                               (1,546)
                                                                                                    --------
                                                                                                    $ 18,614
                                                                                                    ========

(10) Eliminate existing excess investment over net assets acquired and record reorganization value in excess of amounts allocable to identifiable assets and liabilities.

(11)  Adjustments to accrued liabilities consist of the following:

      Write-off current portion of deferred gain on capital lease                                   $ (3,006)
      Adoption of current portion of liability under SFAS No. 112. Employers
        Accounting for Postemployment Benefits                                                         2,000
                                                                                                    --------
                                                                                                    $ (1,006)
                                                                                                    ========


(12) Adjust pension assets and liabilities and the liability for postretirement benefits to fair value. Also includes adjustment for the long-term liability under SFAS No. 112.

(13) Represents the net adjustment to deferred tax due to impacts of Fresh Start Reporting.

(14) Write-off the deferred gain on capital lease to reflect the fair value of equipment under capital lease.

(15) Eliminate old common stock, paid-in capital, retained earnings and cumulative foreign currency translation adjustments.

      Had the Fresh Start reporting and the Plan of Reorganization been implemented with the related financing at the beginning of 1993, the pro forma Envirodyne consolidated statement of operations would have been as follows:

       (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES AND PER SHARE AMOUNTS)

                                                                                             PRO FORMA
                                                                                            JANUARY 1 TO
                                                                                         DECEMBER 31, 1993
                                                                                         -----------------
                                                                                            (UNAUDITED)
Net sales                                                                                     $587,385
  Cost of sales                                                                                415,498
  Selling, general and administrative                                                          101,632
  Amortization of intangibles and excess reorganization cost                                    15,612
                                                                                              --------
Operating income                                                                                54,643
  Interest income                                                                                  931
  Interest expense                                                                              51,198
  Other expense (income), net                                                                    5,540
  Minority interest in loss of subsidiary                                                          717
                                                                                              --------
Income before income taxes                                                                        (447)
  Income tax provision                                                                           6,140
                                                                                              --------
Net (loss)                                                                                    $ (6,587)
                                                                                              ========
Weighted average common shares                                                              13,500,703
Net (loss) per share                                                                             $(.49)
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

(C)  CASH EQUIVALENTS, (DOLLARS IN THOUSANDS)

         For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $821 and $1,757 of short-term investments at December 29, 1994 and December 31, 1993, respectively.

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

(F)  DEFERRED FINANCING COSTS

         Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

(G)  PATENTS

         Patents are amortized on the straight-line method over an estimated average useful life of ten years.

         The carrying value of patents is periodically reviewed by the Company and impairments are recognized when the expected undiscounted future operating cash flows derived from such patents is less than the carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the asset's fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least on a quarterly basis.

(H) EXCESS REORGANIZATION VALUE AND EXCESS INVESTMENT OVER NET ASSETS ACQUIRED, NET

         Excess reorganization value is amortized on the straight-line method over 15 years.

         Cost in excess of net assets acquired, net was amortized on a straight-line method over 40 years in fiscal years 1993 and 1992.

         The Company continues to evaluate the recoverability of excess reorganization value based on operating performance and undiscounted cash flows of the operating business units. Impairment will be recognized when the expected undiscounted future operating cash flows derived from such intangible is less than its carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the intangible's fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least on a quarterly basis.

(I)  PENSIONS

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

(O)  FOREIGN CURRENCY CONTRACTS

         The Company maintains a hedging program to partially hedge its forecasted foreign currency revenue cash flows. The hedging program principally addresses revenue cash flows within its European operations. The foreign exchange contracts are denominated predominantly in the major European currencies and have varying maturities up to eighteen months. The effect of this practice is to minimize the effect of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to additional exchange rate risk because gains and losses on these contracts offset losses and gains on the transactions being hedged. The cash flows from forward contracts accounted for as hedges of identifiable transactions or events are classified consistent with the cash flows from the transactions or events being hedged.


3.       RECEIVABLES, (DOLLARS IN THOUSANDS)

         Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $2,136 and $2,872 at December 29, 1994, and at December 31, 1993, respectively.


4.       INVENTORIES, (DOLLARS IN THOUSANDS)

         Inventories consisted of:

                                                                               DECEMBER 29,    DECEMBER 31,
                                                                                   1994            1993
                                                                                   ----            ----
Raw materials                                                                     $ 20,358      $17,477
Work in process                                                                     37,613       34,158
Finished products                                                                   52,512       47,189
                                                                                  --------      -------
                                                                                  $110,483      $98,824
                                                                                  ========      =======

         Approximately 55% and 60% of the Company's inventories at December 29, 1994, and December 31, 1993, respectively, were valued at LIFO. These LIFO values exceeded current manufacturing cost by approximately $7,000 and $11,000 at December 29, 1994, and December 31, 1993, respectively. Inventories were net of reserves for obsolete and slow moving inventory of $5,353 and $5,425 at December 29, 1994 and December 31, 1993, respectively.

5.       PROPERTY, PLANT AND EQUIPMENT, (DOLLARS IN THOUSANDS)

                                                                            DECEMBER 29,     DECEMBER 31,
                                                                                1994             1993
                                                                                ----             ----
Property, plant and equipment:
  Land and improvements                                                        $ 15,930      $ 15,288
  Buildings and improvements                                                     76,202        60,867
  Machinery and equipment                                                       256,621       213,099
  Construction in progress                                                       20,178        29,132
Capital lease:
  Machinery and equipment                                                       137,168       137,168
                                                                               --------      --------
                                                                               $506,099      $455,554
                                                                               ========      ========

         Maintenance and repairs charged to costs and expenses for 1994, 1993, and 1992 aggregated $33,045, $32,636 and $31,747, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years.


6.       OTHER ASSETS, (DOLLARS IN THOUSANDS)

         Other assets were comprised of:

                                                                            DECEMBER 29,     DECEMBER 31,
                                                                                1994             1993
                                                                                ----             ----
Patents                                                                       $50,000         $50,000
  Less accumulated amortization                                                 5,000
                                                                              -------         -------
    Patents, net                                                               45,000          50,000
Other                                                                           2,181             765
                                                                              -------         -------
                                                                              $47,181         $50,765
                                                                              =======         =======

         Patents are amortized on the straight-line method over an estimated average useful life of ten years.


7.       ACCRUED LIABILITIES, (DOLLARS IN THOUSANDS)

         Accrued liabilities were comprised of:

                                                                            DECEMBER 29,     DECEMBER 31,
                                                                                1994             1993
                                                                                ----             ----
Compensation and employee benefits                                            $33,521         $30,712
Taxes, other than on income                                                     6,454           4,956
Accrued interest                                                                3,630             235
Accrued volume and sales discounts                                             11,958           9,309
Accrued reorganization fees and expenses                                        3,167           7,011
Other                                                                          13,516           8,824
                                                                              -------         -------
                                                                              $72,246         $61,047
                                                                              =======         =======

8.       DEBT OBLIGATIONS, (DOLLARS IN THOUSANDS)

         As described in Note 1, Chapter 11 Reorganization Proceedings, Envirodyne and certain of its domestic Subsidiaries emerged from Chapter 11 on December 31, 1993.

         The $219,262 principal amount of 10 1/4% Notes were issued pursuant to an Indenture dated as of December 31, 1993 (10 1/4% Note Indenture) between Envirodyne and Bankers Trust Company, as Trustee. The 10 1/4% Notes are the unsecured senior obligations of Envirodyne, bear interest at the rate of 10 1/4% per annum, payable on each June 1 and December 1, and mature on December 1, 2001. The 10 1/4% Notes are redeemable, in whole or from time to time in part, at the option of Envirodyne, at the percentages of principal amount specified below plus accrued and unpaid interest to the redemption date, if the 10 1/4% Notes are redeemed during the 12-month period commencing on January 1 of the following years:

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

         The 10 1/4% Note Indenture contains covenants with respect to Envirodyne and its subsidiaries limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends on or redeem or repurchase capital stock, (ii) the incurrence of indebtedness, (iii) certain affiliate transactions and (iv) the ability of the Company to consolidate with or merge with or into another entity or to dispose of substantially all its assets.

         In connection with the consummation of the Plan of Reorganization, Envirodyne and certain of its subsidiaries (Borrowers) entered into a Credit Agreement dated December 31, 1993 (Credit Agreement) with the lenders party thereto (Lenders) and with Bank of America Illinois (formerly Continental Bank N.A.), Citibank International PLC and Citicorp North America, Inc., as agents for the Lenders. The Credit Agreement provides for a $195,000 facility, consisting of a $100,000 domestic term loan facility, a $65,000 domestic revolving credit facility (which includes a $27,000 domestic letter of credit facility) and a $30,000 amortizing multicurrency revolving credit facility (which includes a $3,000 multicurrency letter of credit facility). The commitment under the amortizing multicurrency revolver was $27,800 at December 29, 1994. The initial borrowings under the Credit Agreement were used (i) to pay indebtedness under the Postpetition Credit Agreement dated as of February 5, 1993 among the Debtors, the lenders party thereto (DIP Lenders) and Continental Bank N.A., as agent for the DIP Lenders, (ii) to pay indebtedness under certain foreign credit facilities, (iii) to pay the claims of subsidiary trade creditors under the Plan of Reorganization and (iv) to pay certain fees and expenses relating to the Plan of Reorganization and the Credit Agreement. Obligations under the Credit Agreement are collateralized by substantially all of the assets of Envirodyne and its domestic subsidiaries and by the pledge of the capital stock of substantially all of Envirodyne's subsidiaries. Availability of funds under the Credit Agreement is subject to a borrowing base measured by certain assets of Envirodyne and its subsidiaries.

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

                                                                         QUARTERLY         TOTAL REPAYMENT
         CALENDAR YEAR                                               REPAYMENT AMOUNT     FOR CALENDAR YEAR
         -------------                                               ----------------     -----------------
         1995                                                             $2,775               $11,100
         1996                                                              4,075                16,300
         1997                                                              4,450                17,800
         1998                                                              4,625                18,500
         1999                                                              6,300                25,200

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

                                                                         QUARTERLY         TOTAL REPAYMENT
         CALENDAR YEAR                                               REPAYMENT AMOUNT     FOR CALENDAR YEAR
         -------------                                               ----------------     -----------------
         1995                                                             $  500                $2,000
         1996                                                                950                 3,800
         1997                                                              1,075                 4,300
         1998                                                              1,150                 4,600
         1999                                                                775                 3,100

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

         Envirodyne's obligations under the Credit Agreement bear interest at rates that are expected to fluctuate over time. Envirodyne is required under the Credit Agreement to enter into interest rate agreements in an amount equal to at least 50% of both the term loan outstanding and the multicurrency loans in excess of $10 million outstanding. Envirodyne has entered into $50 million of interest rate agreements that cap the Company's LIBOR interest component (excludes spread) at an average rate of 6.50% until January 1997. Interest expense includes $51 of amortization of the interest rate cap premium during the fiscal period ended December 29, 1994. The Company has not received any payments under the interest rate protection agreements. The fair value of interest rate cap agreements is estimated by obtaining quotes from banks. At December 29, 1994, the carrying amount and estimated fair value of interest rate cap agreements were $1,174 and $1,432, respectively.

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

         Unless cured within any applicable grace period, events of default include failure to pay principal, interest or other amounts due to the Lenders, a material breach of a representation or warranty, certain events related to employee benefit plans, certain events of bankruptcy or insolvency, defaults on other indebtedness having a principal amount in the aggregate in excess of $5,000, failure to discharge judgments in an amount in excess of $5,000, a change of control (as defined) and failure to comply with covenants, including the financial covenants described above.

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

         Outstanding short-term and long-term debt consisted of:

                                                                           DECEMBER 29,     DECEMBER 31,
                                                                               1994             1993
                                                                               ----             ----
Short-term debt, current maturity of long-term debt, and
  capital lease obligation:
  Current maturity of Bank Term Loan (8.0%)                                   $ 11,100        $  8,325
  Current maturity of Viskase Capital Lease Obligation                           5,450           4,940
  Current maturity of Viskase Limited Term Loan (5.9%)                           1,882           1,679
  Other                                                                          7,366             666
                                                                              --------        --------
  Total short-term debt                                                       $ 25,798        $ 15,610
                                                                              ========        ========
Long-term debt:
  Bank Credit Agreement:
    Term Loan due 1999 (8.0%)                                                 $ 80,575        $ 91,675
    Revolving Loan due 1999 (8.9%)                                              32,524           5,999
  10.25% Senior Notes due 2001                                                 219,262         219,262
  Viskase Capital Lease Obligation                                             147,194         152,644
  Viskase Limited Term Loan (5.9%)                                               8,466           9,233
  Other                                                                          1,337           3,566
                                                                              --------        --------
  Total long-term debt                                                        $489,358        $482,379
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

         On December 28, 1990, Viskase and GECC entered into a sale and leaseback transaction. The sale and leaseback of assets included the production and finishing equipment at Viskase's four domestic casing production and finishing facilities. The facilities are located in Chicago, Illinois; Loudon, Tennessee; Osceola, Arkansas and Kentland, Indiana. Viskase, as the Lessee under the relevant agreements, will continue to operate all of the facilities. Sales proceeds on the sale-leaseback transaction were $171.5 million; proceeds were used to repay approximately $154 million of bank debt and a $15 million convertible note outstanding at the time. The lease has been accounted for as a capital lease.

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

         Annual rental payments under the Lease will be approximately $19.2 million through 1997, $21.4 million in 1998 and $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4 million currently if the Company achieves and maintains certain financial ratios. As of December 29, 1994, the Company had met the required financial ratios and the letter of credit has been reduced by $4 million. The letter can be further reduced in 1997 or eliminated after 1998 if the Company achieves and maintains certain financial ratios. Envirodyne and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

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

         Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                                                                               TOTAL
                                                                                               -----
         1995                                                                                $20,897
         1996                                                                                 23,258
         1997                                                                                 26,305
         1998                                                                                 34,870
         1999                                                                                 33,982


9.       OPERATING LEASES, (DOLLARS IN THOUSANDS)

         The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

         Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 29, 1994, are:

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
                                                                                              ======

         Total rent expense during 1994, 1993 and 1992 amounted to $5,982, $5,401 and $5,673, respectively.


10.      RETIREMENT PLANS

         The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

         At December 29, 1994, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service. The Company's policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).

         As of the Viskase acquisition date, the former owner assumed the liability for the accumulated benefit obligation under its plans. The effect of expected future compensation increases on benefits accrued is recorded as a liability on the Company's consolidated balance sheet.


PENSIONS -- NORTH AMERICA, (DOLLARS IN THOUSANDS):

         Net pension cost for the Viskase North American plans consisted of:

                                                            JANUARY 1,       JANUARY 1,       DECEMBER 27,
                                                                TO               TO             1991 TO
                                                           DECEMBER 29,     DECEMBER 31,      DECEMBER 31,
                                                               1994             1993              1992
                                                               ----             ----              ----
Service cost -- benefits earned during the year              $ 3,662          $ 3,186         $ 3,031
Interest cost on projected benefit obligation                  4,249            4,000           3,578
Actual (gain) loss on plan assets                                874           (2,306)         (1,168)
Net amortization and deferral                                 (3,696)             (74)         (1,026)
                                                             -------          -------         -------
Net pension cost                                             $ 5,089          $ 4,806         $ 4,415
                                                             =======          =======         =======





         The amounts included in the consolidated balance sheet for the North American plans of Viskase were:

                                                                        DECEMBER 29,       DECEMBER 31,
                                                                            1994               1993
                                                                            ----               ----
Actuarial present value of benefit obligation:
  Vested benefits                                                         $39,165           $34,233
  Nonvested benefits                                                        4,316             3,369
                                                                          -------           -------
Accumulated benefit obligation                                             43,481            37,602
Effect of projected future compensation increases                          16,651            23,896
                                                                          -------           -------
Projected benefit obligation                                               60,132            61,498
Plan assets at fair value, primarily listed stocks and investment
  grade corporate bonds                                                    33,678            31,736
                                                                          -------           -------
Amount underfunded                                                         26,454            29,762
Unrecognized gain (loss)                                                    3,778
Unrecognized prior service costs                                               71
                                                                          -------           -------
Accrued liability included in consolidated balance sheet                  $30,303           $29,762
                                                                          =======           =======
Assumed discount rate                                                        8.0%              7.0%
Assumed long-term compensation factor                                        5.0%              4.5%
Assumed long-term return on plan assets                                      8.5%              8.0%


SAVINGS PLANS, (DOLLARS IN THOUSANDS):

         The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time U.S. employees not covered by collective bargaining agreements. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $2,109, $2,026 and $2,001 in 1994, 1993, and 1992, respectively.

INTERNATIONAL PLANS, (DOLLARS IN THOUSANDS):

         The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1994, 1993 and 1992 was $1,043, $864 and $515, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $1,902; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $1,708.

OTHER POSTRETIREMENT BENEFITS, (DOLLARS IN THOUSANDS):

         The Company provides postretirement health care and life insurance benefits to Viskase's North American employees. The Company does not fund postretirement health care and life benefits in advance, and has the right to modify these plans in the future.

         Effective January 1, 1993, the company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the expected cost of these benefits must be charged to expense during the years that the employee renders service. In connection with the 1989 acquisition of the Company, an accrual of $15,000 had been recorded for the estimated postretirement benefits liability at the acquisition date. On January 1, 1993, an additional liability and transition obligation was recorded on a prospective basis for $6,500. The transaction obligation was to be amortized over 20 years. Subsequently, Fresh Start Reporting resulted in the write-off of the transition obligation and statement of the liability for postretirement health care and life insurance benefits at fair value. Net periodic postretirement benefit cost for 1994 and 1993 includes the following components:

                                                           MEDICAL              LIFE              TOTAL
                                                           -------              ----              -----
                                                         1994    1993      1994      1993     1994    1993
                                                         ----    ----      ----      ----     ----    ----
Components of net periodic postretirement
  benefit cost:
  Service cost -- benefits earned during
    the current year                                 $   511   $   417     $  176    $  176  $   687  $   593
  Interest cost -- on accumulated post-
    retirement benefit obligation                      1,208     1,150        442       437    1,650    1,587
  Amortization of unrecognized transition
    obligation                                                     142                   53               195
                                                     -------   -------     ------    ------  -------  -------
  Net periodic benefit cost                          $ 1,719   $ 1,709     $  618    $  666  $ 2,337  $ 2,375
                                                     =======   =======     ======    ======  =======  =======
Actuarial present value of benefit obligations:
  Retirees                                           $ 6,836   $ 6,488     $2,184    $2,170  $ 9,020  $ 8,658
  Fully eligible active participants                   2,238     2,358      2,435     2,586    4,673    4,944
  Other active participants                            7,660     8,075      1,612     1,767    9,272    9,842
                                                     -------   -------     ------    ------  -------  -------
         Total                                        16,734    16,921      6,231     6,523   22,965   23,444
  Unrecognized gains                                     979                  581              1,560
                                                     -------   -------     ------    ------  -------  -------
Accumulated postretirement benefit obligation        $17,713   $16,921     $6,812    $6,523  $24,525  $23,444
                                                     =======   =======     ======    ======  =======  =======

Assumed discount rate                                           8.00%
Assumed medical trend rate                                      11.00% in 1995 decreasing to 6.50% in 2004
Assumed long-term compensation factor                           5.00%

         The postretirement benefit obligation was determined by application of the terms of the various plans, together with relevant actuarial assumptions. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 29, 1994 and December 31, 1993 by $198 and $215, respectively, and the service and interest cost components for 1994 and 1993 by a total of $22 and $13, respectively.

11.      CONTINGENCIES, (DOLLARS IN THOUSANDS)

         A class action lawsuit by former employees of subsidiary corporations comprising most of the

Company's former steel and mining division (SMD) was pending as of the commencement of the bankruptcy case in which the plaintiffs are seeking substantial damages. The Company and the plaintiffs are currently participating in a mediation process to attempt to resolve the case. Envirodyne denies liability and believes it has sufficient defenses to all of plaintiffs' claims. In the absence of successful mediation or other settlement negotiations, the Company will continue to vigorously defend these claims. While Envirodyne cannot predict with certainty the outcome of these claims, when ultimately concluded or adjudicated, these claims will not, in the opinion of management, have a material effect on the results of operations or the financial condition of the Company. However, inasmuch as the Plan of Reorganization provides for the issuance of common stock with respect to prepetition Envirodyne general unsecured claims, an adverse finding of liability and damages could result in substantial dilution to the holders of the common stock. If additional shares of common stock have to be issued to the former SMD employees, as holders of allowed Envirodyne general unsecured claims under the Plan of Reorganization, such additional shares of common stock would be distributed as follows: (i) approximately 2.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $125 and $25,000; (ii) approximately 5.61 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $25,000 and $50,000; (iii) approximately 9.22 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $50,000 and $75,000; and (iv) approximately 13.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $75,000 and $100,000 (refer to Note 1).


         Litigation has been initiated with respect to events arising out of the bankruptcy cases and the 1989 acquisition of Envirodyne by Emerald with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne. In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy, James L. Massey, William Rifkind and Michael Zimmerman, Case No. 93 A 1616, United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (Bankruptcy Court), ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization. In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy and Michael Zimmerman, Case No. 93 L 2198, Circuit Court of the Eighteenth Judicial Circuit, County of DuPage, State of Illinois, ARTRA alleges negligence, breach of fiduciary duty, fraudulent misrepresentation and deceptive business practices in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136,200 plus interest and punitive damages of $408,600. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the case is in a preliminary stage and the Company is not a party thereto, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the bankruptcy cases which, if adjudicated in a manner similar to that in the bankruptcy cases, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were ultimately successful in establishing their right to indemnification.

         In the Envirodyne bankruptcy case the United States Environmental Protection Agency (USEPA), the Economic Development Authority (EDA), and Navistar International Transportation Corp.

(Navistar Transportation) filed proofs of claim with respect to unreimbursed environmental response costs at the location of the former SMD operations. The parties have agreed in principle, subject to the negotiation of a definitive settlement agreement, Bankruptcy Court approval and public comment pursuant to regulations applicable to EDA and USEPA, to settle the claims against Envirodyne through the payment of five thousand dollars to the USEPA and the issuance of 64,460 shares of common stock to Navistar Transportation. In the event that the settlement is not completed, Envirodyne believes that it has valid defenses to the claims and will continue its objections to the claims. To the extent that USEPA, EDA or Navistar Transportation were able to establish liability and damages as to their respective proofs of claim, such parties would receive Common Stock under the Plan of Reorganization in satisfaction of their claims.

         Certain of Envirodyne's stockholders prior to the acquisition of Envirodyne by Emerald failed to exchange their certificates representing old Envirodyne common stock for the forty dollar per share cash merger consideration specified by the applicable acquisition agreement. In the Envirodyne bankruptcy case, Envirodyne is seeking to equitably subordinate the interests of the holders of untendered shares, in which event such holders would receive no distribution pursuant to the Plan of Reorganization. The Bankruptcy Court granted Envirodyne's motion for summary judgment to equitably subordinate the holders of untendered shares. Certain holders have appealed the summary judgment to the United States District Court for the Northern District of Illinois. If such holders were ultimately successful, Envirodyne believes that the maximum number of shares of common stock that it would be required to issue to such claimants is approximately 106,000.

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

13.      INCOME TAXES, (DOLLARS IN THOUSANDS)

         The provision (benefit) for income taxes consisted of:


                                                              JANUARY 1,      JANUARY 1,     DECEMBER 27,
                                                                  TO              TO            1991 TO
                                                             DECEMBER 29,    DECEMBER 31,    DECEMBER 31,
                                                                 1994            1993            1992
                                                                 ----            ----            ----
Current:
  Federal                                                      $  200
  Foreign                                                       4,652         $ 2,453         $    994
  State and local
                                                               ------         -------         --------
                                                                4,852           2,453              994
                                                               ------         -------         --------
Deferred:
  Federal                                                        (194)         17,188          (13,206)
  Foreign                                                         128          (1,434)             174
  State and local                                                  14           2,093           (1,962)
                                                               ------         -------         --------
                                                                  (52)         17,847          (14,994)
                                                               ------         -------         --------
                                                               $4,800         $20,300         $(14,000)
                                                               ======         =======         ========

         The income tax expense for the 1993 period was allocated between loss before extraordinary gain for $12,000 and to the extraordinary gain for $8,300.

         A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:


                                                              JANUARY 1,      JANUARY 1,     DECEMBER 27,
                                                                  TO              TO            1991 TO
                                                             DECEMBER 29,    DECEMBER 31,    DECEMBER 31,
                                                                 1994            1993            1992
                                                                 ----            ----            ----
Statutory federal tax rate                                       35.0%           35.0%           (34.0)%
Increase (decrease) in tax rate due to:
  State and local taxes net of related federal tax benefit         .8             1.3             (2.5)
  Net effect of taxes relating to foreign operations            140.3             1.5              1.6
  Intangibles amortization                                      214.1             2.3              5.8
  U.S. alternative minimum tax
  Non-taxable debt discharge income, fresh start accounting
    and other bankruptcy related expenses                                       (22.9)
  Tax rate changes                                                                1.7
  Other                                                          13.8              .3              1.7
                                                                -----           -----            -----
Consolidated effective tax rate                                 404.0%           19.2%           (27.4)%
                                                                =====           =====            =====


         Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1994 are as follows:

                                                    TEMPORARY DIFFERENCE                TAX EFFECTED
                                                    --------------------                ------------
                                               DEFERRED TAX     DEFERRED TAX     DEFERRED TAX    DEFERRED TAX
                                                  ASSETS         LIABILITIES        ASSETS       LIABILITIES
                                                  ------         -----------        ------       -----------
Depreciation basis differences                                    $319,256                        $120,418
Inventory basis differences                                         31,456                          12,268
Intangible basis differences                                        40,226                          15,688
Lease transaction                                $152,644                         $59,531
Pension and healthcare                             53,589                          20,936
Employee benefits accruals                         12,897                           5,030
Valuation allowances                                3,825                           1,492
Other accruals and reserves                         6,857                           2,674
Foreign exchange and other                          8,806           71,255          3,128           27,750
                                                 --------         --------        -------         --------
                                                 $238,618         $462,193        $92,791         $176,124
                                                 ========         ========        =======         ========

         At December 29, 1994, the Company had $11,066 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

         At December 29, 1994, the Company had federal income tax net operating loss carryforwards of approximately $36 million. Such losses will expire in the year 2008, if not previously utilized. In addition the Company has alternative minimum tax credit carryforwards of $3.5 million. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules and thus these carryforwards have not been recognized for financial statement purposes due to these limitations.

         Domestic earnings or (losses) after extraordinary gain or loss and before income taxes were approximately $(7,705), $107,622 and $(50,300) in 1994, 1993 and 1992, respectively. Foreign earnings or (losses) before income taxes were approximately $8,893, $(1,733) and $(700) in 1994, 1993 and 1992,
respectively.

         The Company joins in filing a U.S. consolidated federal income tax return including all of its domestic subsidiaries.


14.      RESEARCH AND DEVELOPMENT COSTS, (DOLLARS IN THOUSANDS)

         Research and development costs are expensed as incurred and totaled $16,852, $15,216 and $12,323, for 1994, 1993, and 1992, respectively.


15.      RELATED PARTY TRANSACTIONS, (DOLLARS IN THOUSANDS)

         During each of 1994, 1993 and 1992, the Company paid DPK $770 for management services. In fiscal 1994, 1993 and 1992, the Company made payments of approximately $560, $354 and $681, respectively, to an affiliate of DPK for the use of a jet aircraft on an as-needed basis.

         During fiscal 1994, 1993, and 1992, the Company purchased product and services from affiliates of DPK in the amounts of approximately $1,367, $941 and $285, respectively. During fiscal 1994, 1993, and 1992, the Company sublet office space from DPK for which it paid approximately $151, $150 and $150, respectively, in rent.

         During fiscal 1994, the Company advanced funds to and made payments on behalf of DPK and Donald P. Kelly in the amount of $118 for legal fees related to the litigation involving ARTRA GROUP Incorporated (refer to Note 11).

16.      BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC
         AREA INFORMATION, (DOLLARS IN THOUSANDS)

         Envirodyne primarily manufactures and sells polymeric food casings and plastic packaging films and containers (food packaging products) and disposable foodservice supplies. The Company's operations are primarily in North America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Other income for 1994, 1993, and 1992 includes net foreign exchange transaction gains (losses) of approximately $2,707, $(4,631), and $(7,568), respectively.

BUSINESS SEGMENT INFORMATION

                                                               JANUARY 1,      JANUARY 1,     DECEMBER 27,
                                                                   TO              TO           1991 TO
                                                              DECEMBER 29,    DECEMBER 31,    DECEMBER 31,
                                                                  1994            1993            1992
                                                                  ----            ----            ----
Net sales:
  Food packaging products                                     $530,179         $522,363      $  513,777
  Disposable foodservice supplies                               68,996           66,383          62,918
  Other and eliminations                                          (146)          (1,361)           (990)
                                                              --------         --------      ----------
                                                              $599,029         $587,385      $  575,705
                                                              ========         ========      ==========
Earnings before income taxes:
Operating income:
  Food packaging products                                     $ 48,145         $ 53,432      $   66,949
  Disposable foodservice supplies                                6,514            5,223           5,913
  Unallocated expenses, net -- primarily corporate              (5,982)          (5,023)         (5,656)
                                                              --------         --------      ----------
                                                                48,677           53,632          67,206
Interest expense, net                                           49,207           30,259         105,558
Other expense (income), net                                     (1,668)           5,540           8,699
Fees and expenses associated with renegotiation of debt                                           3,945
Minority interest in loss of subsidiary                             50              717
                                                              --------         --------      ----------
                                                              $  1,188         $ 18,550      $  (50,996)
                                                              ========         ========      ==========
Identifiable assets:
  Food packaging products                                     $814,731         $790,125      $  911,834
  Disposable foodservice supplies                               71,530           64,879          89,753
  Corporate and other, primarily cash equivalents               10,375           12,676          25,375
                                                              --------         --------      ----------
                                                              $896,636         $867,680      $1,026,962
                                                              ========         ========      ==========
Depreciation and amortization under capital lease and
  amortization of intangibles expense:
  Food packaging products                                     $ 47,207         $ 46,715      $   43,857
  Disposable foodservice supplies                                4,125            5,624           5,402
  Corporate and other                                               55               59              51
                                                              --------         --------      ----------
                                                              $ 51,387         $ 52,398      $   49,310
                                                              ========         ========      ==========
Capital expenditures:
  Food packaging products                                     $ 28,534         $ 37,673      $   26,618
  Disposable foodservice supplies                                4,012            3,100           2,387
  Corporate and other                                               20              114              13
                                                              --------         --------      ----------
                                                              $ 32,566         $ 40,887      $   29,018
                                                              ========         ========      ==========

GEOGRAPHIC AREA INFORMATION


                                                               JANUARY 1,      JANUARY 1,     DECEMBER 27,
                                                                   TO              TO           1991 TO
                                                              DECEMBER 29,    DECEMBER 31,    DECEMBER 31,
                                                                  1994            1993            1992
                                                                  ----            ----            ----
Net sales:
  North/South American operations                             $423,049         $426,644      $  409,831
  European operations                                          184,395          164,717         171,844
  Other and eliminations                                        (8,415)          (3,976)         (5,970)
                                                              --------         --------      ----------
                                                              $599,029         $587,385      $  575,705
                                                              ========         ========      ==========
Operating profit:
  North/South American operations                             $ 28,124         $ 37,495      $   48,263
  European operations                                           20,553           16,137          18,943
                                                              --------         --------      ----------
                                                              $ 48,677         $ 53,632      $   67,206
                                                              ========         ========      ==========
Identifiable assets:
  North/South American operations                             $667,358         $669,240      $  804,203
  European operations                                          229,278          198,440         222,759
                                                              --------         --------      ----------
                                                              $896,636         $867,680      $1,026,962
                                                              ========         ========      ==========

         The total assets and net assets of foreign businesses were approximately $275,067 and $106,662 at December 29, 1994.


17.      QUARTERLY DATA, (UNAUDITED)

         Quarterly financial information for 1994 is as follows (in thousands, except for per share amounts):

                                             FIRST         SECOND       THIRD        FOURTH
FISCAL 1994                                 QUARTER       QUARTER      QUARTER       QUARTER       ANNUAL
-----------                                 -------       -------      -------       -------       ------
Net Sales                                  $142,593      $150,788     $151,883     $153,765      $599,029
Operating Income                              9,710        18,739        9,755       10,473        48,677
Net income (loss)                            (2,507)        3,448       (3,261)      (1,292)       (3,612)
Net income (loss) per share                   (0.19)         0.26        (0.24)       (0.10)        (0.27)

         The second quarter operating income benefitted from a $9.5 million settlement of a patent infringement suit.

         Net income (loss) per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter.


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


         Stock option activity for the year ended December 29, 1994, was:

                                                                            NUMBER OF
                                                                              OPTION    OPTION PRICE
                                                                              SHARES     PER SHARE
                                                                              ------     ---------

Outstanding, December 31, 1993                                                   0            --
  Granted                                                                  402,020         $5.06
  Exercised                                                                     --            --
  Terminated                                                               (13,100)         5.06
                                                                           -------
Outstanding, December 29, 1994                                             388,920          5.06
                                                                           =======


         At December 29, 1994, none of the option grants were exercisable because the grants are conditioned upon the approval of the 1993 Stock Option Plan by the Company's stockholders at the 1995 annual meeting.


19.      FAIR VALUE OF FINANCIAL INSTRUMENTS, (DOLLARS IN THOUSANDS)

         The following table presents the carrying value and estimated fair value as of December 29, 1994 of the Company's financial instruments. (Refer to Notes 2 and 8.)

                                                                              CARRYING   ESTIMATED
                                                                               VALUE     FAIR VALUE
                                                                               -----     ----------
Assets:
  Cash and equivalents                                                       $  7,289   $  7,289
  Foreign currency contracts                                                    4,614      4,649
  Interest rate agreements                                                      1,174      1,432
Liabilities:
  Long-term debt (excluding capital lease)                                    362,512    298,926



20. PATENT LITIGATION SETTLEMENT, (DOLLARS IN THOUSANDS)

         In 1989 certain competitors of Viskase filed a declaratory action challenging the validity and enforceability of a Viskase patent relating to casings used in the manufacture of food products. In May 1994, the trial court upheld the validity and enforceability of the Viskase patent and found infringement of the patent. Before the trial on damages was conducted, Viskase entered into agreements to settle the claims and grant licenses to the competitors. Under the terms of these agreements Viskase received $9,457 for past infringement and advance royalties and established royalty rates for future patent use.


21. SUBSEQUENT EVENT, (DOLLARS IN THOUSANDS)

         On June 20, 1995, Envirodyne completed the sale of $160,000 aggregate principal amount of senior secured notes to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Notes). Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86,125 domestic term loan,
(ii) repay the $68,316 of obligations under the Company's domestic and foreign revolver and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000 letter of credit facility (Letter of Credit Facility).

         The $151,500 tranche of Notes bear interest at a rate of 12% per annum and the $8,500 tranche bears interest at a rate equal to the six month London Interbank Offered Rate (LIBOR) plus 575 basis points. The initial interest rate on the floating rate tranche was approximately 11.7%. The interest rate on the floating rate tranche is reset semi-annually on June 15 and December 15. Interest on the Notes is payable each June 15 and December 15, commencing December 15, 1995.

         On June 15, 1999, $80,000 of the aggregate principal amount of the Notes is subject to a mandatory redemption. The remaining principal amount outstanding will mature on June 15, 2000.

         In the event the Company has Excess Cash Flow (as defined) in excess of $5,000 in any fiscal year, beginning with fiscal 1995, the Company will be required to make an offer to purchase Notes together with any borrowed money obligations outstanding under the Revolving Credit Facility, on a pro rata basis, in an amount equal to the Excess Cash Flow at a purchase price of 100% plus any accrued interest to the date of purchase.

         The Notes are redeemable, in whole or from time to time in part, at Envirodyne's option, at the greater of (i) the outstanding principal amount or
(ii) the present value of the expected future cash flows from the Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.

         Upon the occurrence of a Change in Control (which includes the acquisition by any person of more than 50% of Envirodyne's Common Stock), each holder of the Notes has the right to require the Company to repurchase such holder's Notes at a price equal to the greater of (i) the outstanding principal amount or (ii) the present value of the expected cash flows from the Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.

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

         The Letter of Credit Facility expires on June 20, 1998, with fees on the outstanding amount of letters of credit equal to 2.0% per annum and an issuance fee of 0.5% on the face amount of the letter of credit. There is a commitment fee of 0.5% per annum on the unused portion of the Letter of Credit Facility.

         Envirodyne's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Viskase Corporation, Viskase Holding Corporation, Viskase Sales Corporation, Clear Shield National, Inc., Sandusky Plastics, Inc. and Sandusky Plastics of Delaware, Inc., each a direct or indirect wholly-owned subsidiary of Envirodyne and each a "Guarantor." These subsidiaries represent substantially all of the operations of Envirodyne conducted in the United States. The remaining subsidiaries of Envirodyne generally are foreign subsidiaries or otherwise relate to foreign operations.

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