Form 10-Q/A
period 1995-03-30
ENVIRODYNE INDUSTRIES INC
filed 1995-10-26
CIK 33073

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   _________

                                  FORM 10-Q/A
                                AMENDMENT NO. 1


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the quarterly period ended     March 30, 1995
                                                      ---------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to ______________


                       Commission file number   0-5485
                                                ------

                           ENVIRODYNE INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       95-2677354
-------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois                60521
-----------------------------------------------              ----------
   (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (708) 571-8800



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes   X       No
                                                   -----        -----
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

The condensed consolidated balance sheet as of December 29, 1994 was derived from the audited consolidated financial statements in the Company's annual report of Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 30,      DECEMBER 29,
                                                                                     1995             1994
                                                                                     ----             ----
                                                                                       (IN THOUSANDS)
                                                              ASSETS
Current assets:
  Cash and equivalents                                                             $  7,209         $  7,289
  Receivables, net                                                                   89,007           86,868
  Inventories                                                                       124,470          110,483
  Other current assets                                                               30,311           19,466
                                                                                   --------         --------
         Total current assets                                                       250,997          224,106
Property, plant and equipment, including those
  under capital lease                                                               518,958          506,099
  Less accumulated depreciation and amortization                                     46,166           35,761
                                                                                   --------         --------
  Property, plant and equipment, net                                                472,792          470,338
Deferred financing costs                                                              9,130            9,143
Other assets                                                                         45,842           47,181
Excess reorganization value                                                         143,252          145,868
                                                                                   --------         --------
                                                                                   $922,013         $896,636
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

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                 MARCH 30,         MARCH 31,
                                                                                   1995              1994
                                                                                   ----              ----
                                                                                     (IN THOUSANDS, EXCEPT
                                                                                      FOR NUMBER OF SHARES
                                                                                              AND
                                                                                       PER SHARE AMOUNTS)
NET SALES                                                                       $   155,824      $   142,593
COSTS AND EXPENSES
Cost of sales                                                                       113,689          102,119
Selling, general and administrative                                                  29,536           26,918
Amortization of intangibles and
  excess reorganization value                                                         3,910            3,846
                                                                                -----------      -----------
OPERATING INCOME                                                                      8,689            9,710
Interest income                                                                          64               61
Interest expense                                                                     13,434           12,059
Other income, net                                                                       591              281
Minority interest in loss of subsidiary                                                                   50
                                                                                -----------      -----------
(LOSS) BEFORE INCOME TAXES                                                           (4,090)          (1,957)
Income tax provision (benefit)                                                         (195)             550
                                                                                -----------      -----------
NET (LOSS)                                                                      $    (3,895)     $    (2,507)
                                                                                ===========      ===========
WEIGHTED AVERAGE COMMON SHARES                                                   13,515,000       13,500,000
PER SHARE AMOUNTS:
NET (LOSS)                                                                      $      (.29)     $      (.19)
                                                                                ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                 MARCH 30,         MARCH 31,
                                                                                   1995              1994
                                                                                   ----              ----
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
Net (loss)                                                                         $ (3,895)        $ (2,507)
Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depreciation and amortization under capital lease                                   9,986            9,000
  Amortization of intangibles and excess
    reorganization value                                                              3,910            3,846
  Amortization of deferred financing fees and discount                                  549              362
  Decrease in deferred and noncurrent income taxes                                     (907)            (936)
  Foreign currency transaction gain                                                  (1,586)            (837)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (438)          (7,798)
    Inventories                                                                     (12,192)          (7,719)
    Other current assets                                                            (10,615)          (9,529)
    Accounts payable and accrued liabilities                                            254            1,954
    Other                                                                               398              949
                                                                                   --------         --------
         Total adjustments                                                          (10,641)         (10,708)
                                                                                   --------         --------
    Net cash used in operating activities                                           (14,536)         (13,215)
Cash flows from investing activities:
  Capital expenditures                                                               (7,631)          (7,354)
  Proceeds from sale of property, plant and equipment                                                     20
  Purchase of minority interest in subsidiary                                                         (4,200)
                                                                                   --------         --------
    Net cash (used in) investing activities                                          (7,631)         (11,534)
Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings                              42,249           25,836
  Deferred financing costs                                                             (464)             (10)
  Repayment of revolving loan, long-term borrowings and
    capital lease obligations                                                       (19,973)          (5,058)
                                                                                   --------         --------
    Net cash provided by financing activities                                        21,812           20,768
Effect of currency exchange rate changes on cash                                        275              175
                                                                                   --------         --------
Net decrease in cash and equivalents                                                    (80)          (3,806)
Cash and equivalents at beginning of period                                           7,289            7,743
                                                                                   --------         --------
Cash and equivalents at end of period                                              $  7,209         $  3,937
                                                                                   ========         ========

Supplemental cash flow information:
  Interest paid                                                                    $ 16,330         $ 16,420
  Income taxes paid                                                                $  1,045         $    479


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

         The Plan of Reorganization provided for the initial issuance of approximately 13,500,000 shares of Envirodyne common stock, warrants to purchase an additional 1,500,000 shares (subject to adjustment) and $219,262 principal amount of 10-1/4% Senior Notes Due 2001 (10-1/4% Notes).

         Holders of allowed general unsecured claims of Envirodyne (as opposed to subsidiaries of Envirodyne) became entitled to receive 32.28 shares of common stock for each five hundred dollars of their prepetition claims, or a total of 8,070 shares of common stock, representing .06% of the common stock initially issued pursuant to the Plan of Reorganization. These claims totaled approximately $125. If the allowed amount of general unsecured claims of Envirodyne exceeds $125, for example upon the resolution of disputed claims, additional shares of common stock will have to be issued to the holders of allowed general unsecured claims of Envirodyne in order to provide equitable allocation of value among Envirodyne's unsecured creditors under the Plan of Reorganization. Such additional shares of common stock would be distributed with respect to allowed general unsecured claims of Envirodyne as follows: (i) approximately 2.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $125 and $25,000; (ii) approximately 5.61 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $25,000 and $50,000; (iii) approximately 9.22 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $50,000 and $75,000; and (iv) approximately 13.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $75,000 and $100,000. Refer to Note 5 for a discussion of disputed claims which, if determined adversely to Envirodyne, would result in the issuance of common stock.

         The Company accounted for the reorganization using the principles of fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all assets and liabilities were restated to reflect their reorganization value. A reorganization value of the Company's equity of $135,000 was based on the consideration of many factors and various valuation methods, including discounted cash flows and comparable multiples of earnings valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry. Factors considered by the Company included the following:

         .   Forecasted operating and cash flow results which gave effect to the estimated impact of debt restructuring and other operational reorgnaization.
         .   Discounted residual value at the end of the forecasted period based on the capitalized cash flows for the last year of that period.
         .   Competition and general economic considerations.
         .   Projected sales growth.
         .   Potential profitability.
         .   Seasonality and working capital requirements.

The excess of the reorganization value over the fair value of net assets and liabilities has been reported as excess reorganization value and is being amortized over a fifteen-year period. The Company continues to evaluate the recoverability of excess reorganization value based on the operating performance and expected undiscounted future cash flows of the operating business units.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A)  Principles of Consolidation

         The consolidated financial statements include the accounts of Envirodyne and its subsidiaries.


3.  INVENTORIES, (DOLLARS IN THOUSANDS)

         Inventories consisted of:

                                                         MARCH 30,       DECEMBER 29,
                                                           1995             1994
                                                           ----             ----
Raw materials                                           $ 24,077         $ 20,358
Work in process                                           41,732           37,613
Finished products                                         58,661           52,512
                                                        --------         --------
                                                        $124,470         $110,483
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

         The $219,262 principal amount of 10-1/4% Notes were issued pursuant to an Indenture dated as of December 31, 1993 (10-1/4% Note Indenture) between Envirodyne and Bankers Trust Company, as Trustee. The 10-1/4% Notes are the unsecured senior obligations of Envirodyne, bear interest at the rate of 10-1/4% per annum, payable on each June 1 and December 1, and mature on December 1, 2001. The 10-1/4% Notes are redeemable, in whole or from time to time in part, at the option of Envirodyne, at the percentages of principal amount specified below plus accrued and unpaid interest to the redemption date, if the 10-1/4% Notes are redeemed during the 12-month period commencing on January 1 of the following years:

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

         In connection with the consummation of the Plan of Reorganization, Envirodyne and certain of its subsidiaries (Borrowers) entered into a Credit Agreement dated December 31, 1993 (Credit Agreement) with the lenders party thereto (Lenders) and with Bank of America Illinois (formerly Continental Bank N.A.), Citibank International PLC and Citicorp North America, Inc., as agents for the Lenders. The Credit Agreement provides for a $195,000 facility, consisting of a $100,000 domestic term loan facility, a $65,000 domestic revolving credit facility (which includes a $27,000 domestic letter of credit facility) and a $30,000 amortizing multicurrency revolving credit facility (which includes a $3,000 multicurrency letter of credit facility). The commitment under the amortizing multicurrency revolver was $27,300 at March 30, 1995. The initial borrowings under the Credit Agreement were used (i) to pay indebtedness under the Postpetition Credit Agreement dated as of February 5, 1993 among the Debtors, the lenders party thereto (DIP Lenders) and Continental Bank N.A., as agent for the DIP Lenders, (ii) to pay indebtedness under certain foreign credit facilities, (iii) to pay the claims of subsidiary trade creditors under the Plan of Reorganization and (iv) to pay certain fees and expenses relating to the Plan of Reorganization and the Credit Agreement. Obligations under the Credit Agreement are collateralized by substantially all of the assets of Envirodyne and its domestic subsidiaries and by the pledge of the capital stock of substantially all of Envirodyne's subsidiaries. Availability of funds under the Credit Agreement is subject to a borrowing base measured by certain assets of Envirodyne and its subsidiaries.

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

                                                                           CALENDAR
                                                                           QUARTERLY             TOTAL
                                                                           REPAYMENT         REPAYMENT FOR
YEAR                                                                         AMOUNT          CALENDAR YEAR
----                                                                       ---------         -------------
1995                                                                        $2,775              $11,100
1996                                                                         4,075               16,300
1997                                                                         4,450               17,800
1998                                                                         4,625               18,500
1999                                                                         6,300               25,200

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

                                                            CALENDAR
                                                            QUARTERLY             TOTAL
CALENDAR                                                   COMMITMENT         REDUCTION FOR
  YEAR                                                      REDUCTION         CALENDAR YEAR
  ----                                                      ---------         -------------
1995                                                         $  500              $2,000
1996                                                            950               3,800
1997                                                          1,075               4,300
1998                                                          1,150               4,600
1999                                                            775               3,100

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

         Envirodyne's obligations under the Credit Agreement bear interest at rates that are expected to fluctuate over time. Envirodyne is required under the Credit Agreement to enter into interest rate protection agreements with respect to a significant portion of the amounts outstanding from time to time thereunder. Envirodyne has entered into $50 million of interest rate protection agreements that cap the Company's LIBOR interest component (excludes spread) at an average rate of 6.50% until January 1997. The fair value of interest rate cap agreements is estimated by obtaining quotes from banks. At March 30, 1995, the carrying amount and estimated fair value of interest rate cap agreements were $1,021 and $353, respectively.

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

         Outstanding short-term and long-term debt consisted of:

                                                                             MARCH 30,          DECEMBER 29,
                                                                                1995                1994
                                                                                ----                ----
Short-term debt, current maturity of long-term debt,
  and capital lease obligation:
  Current maturity of Bank Term Loan (9.3%)                                    $ 11,100            $ 11,100
  Current maturity of Viskase Capital Lease Obligation                            6,012               5,450
  Current maturity of Viskase Limited Term Loan (5.9%)                            2,062               1,882
  Other                                                                           9,047               7,366
                                                                               --------            --------
         Total short-term debt                                                 $ 28,221            $ 25,798
                                                                               ========            ========
Long-term debt:
  Bank Credit Agreement:
  Term Loan due 1999 (9.3%)                                                    $ 77,800            $ 80,575
  Revolving Loan due 1999 (8.9%)                                                 62,112              32,524
  10.25% Senior Notes due 2001                                                  219,262             219,262
  Viskase Capital Lease Obligation                                              141,182             147,194
  Viskase Limited Term Loan (5.9%)                                                9,279               8,466
  Other                                                                           1,309               1,337
                                                                               --------            --------
         Total long-term debt                                                  $510,944            $489,358
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

YEAR ENDING DECEMBER
--------------------
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
                                                                                                   --------
                                                                                                   $147,194
                                                                                                   ========

         The 1995 rental payment of $19,227 was paid on February 28, 1995. Principal payments under the capital lease obligation for the years ended 1995 through 1999 range from approximately $5 million to $13 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (dollars in thousands)

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                                                        THREE    MONTHS    ENDED
                                                                   ---------------------------------
                                                                     MARCH 30,            MARCH 31,
                                                                       1995                 1994
                                                                   -----------           -----------
                                                                            (IN THOUSANDS)
                                                                             (UNAUDITED)
Net sales:
   Food packaging products                                          $138,596              $126,864
   Disposable foodservice supplies                                    17,228                15,875
   Other and eliminations                                                                     (146)
                                                                     -------               -------
                                                                    $155,824              $142,593
                                                                    ========              ========

Operating income:
   Food packaging products                                          $  8,990              $ 10,153
   Disposable foodservice supplies                                     1,264                 1,148
   Other and eliminations                                             (1,565)               (1,591)
                                                                     -------              --------

                                                                    $  8,689              $  9,710
                                                                     =======               =======

Depreciation and amortization
   under capital lease and
   amortization of intangible expense:
   Food packaging products                                          $ 12,768              $ 11,499
   Disposable foodservice supplies                                     1,110                 1,333
   Other                                                                  18                    14
                                                                     -------               -------

                                                                    $ 13,896              $ 12,846
                                                                     =======               =======

Capital expenditures:
   Food packaging products                                          $  6,053              $  6,638
   Disposable foodservice supplies                                     1,578                   709
   Other                                                                                         7
                                                                     -------               -------
                                                                    $  7,631              $  7,354
                                                                      ======                ======



Results of Operations

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


Liquidity and Capital Resources

Cash and equivalents decreased by $80 thousand during the three months ended March 30, 1995. Cash flows used in investing activities of $7.6 million and used in operating activities of $14.4 million exceeded cash flows provided by financing activities. Cash flows used in investing activity consist of capital expenditures for property, plant and equpment. Cash flows used in operating activities were principally attributable to the Company's loss from operations and an increase in operating assets and liabilities offset by the effect of depreciation and amortization. Cash flows provided by financing activities were principally attributable to borrowings under the Company's senior secured bank credit facility net of scheduled payments under the Company's senior secured bank credit facility, Viskase's capital lease obligation and Viskase Limited's term loan.

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

Envirodyne's obligations under the Credit Agreement bear interest at rates that are expected to fluctuate over time. Envirodyne is required under the Credit Agreement to enter into interest rate agreements in an amount equal to at least 50% of both the term loan outstanding and the multicurrency loans in excess of $10 million outstanding. Envirodyne has entered into $50 million of interest rate agreements that cap the Company's LIBOR interest component (excludes spread) at an average rate of 6.50% until January 1997. Interest expense includes $153 of amortization of the interest rate cap premium for the three months ended March 30, 1995. The Company has not received any payments under the interest rate protection agreements.

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

Election of Directors                      For               Against           Abstaining
---------------------                      ---               -------           ----------
Robert N. Dangremond                   12,093,097            80,437            299,146
Avram A. Glazer                        12,108,450            65,084            299,146
Malcolm I. Glazer                      12,108,950            64,584            299,146
F. Edward Gustafson                    12,136,930            36,604            299,146
Michael E. Heisley                     12,113,889            59,645            299,146
Donald P. Kelly                        12,094,297            79,237            299,146
Gregory R. Page                        12,138,732            34,802            299,146
Mark D. Senkpiel                       10,980,980         1,465,222            26,478

Ratification of 1993
Stock Option Plan                          For               Against           Abstaining
---------------------                      ---               -------           ----------
                                       12,273,561            175,944             23,175

Ratification of Appointment
of Coopers & Lybrand                       For               Against           Abstaining
---------------------------                ---               -------           ----------
                                       12,442,506            25,122              5,052

There were no broker non-votes on any of the matters presented.


Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

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


                                  ENVIRODYNE INDUSTRIES, INC.
                                  Registrant




                                  By: /s/
                                       John S. Corcoran
                                       Executive Vice President and
                                         Chief Financial Officer
                                         (Duly authorized officer
                                         and principal financial
                                         officer of the registrant)





Date:  October 26, 1995