Form 10-Q/A
period 1995-06-29
ENVIRODYNE INDUSTRIES INC
filed 1995-10-26
CIK 33073

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   _________

                                  FORM 10-Q/A

                                AMENDMENT NO. 1



 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended          June 29, 1995

                                       OR

 /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from _______________ to ________________


                       Commission file number   0-5485


                           ENVIRODYNE INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             95-2677354
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


701 Harger Road, Suite 190, Oak Brook, Illinois                    60521
-----------------------------------------------                  ----------
   (Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number, including area code:  (708) 571-8800



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               ------       -----

    APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes   X       No
                                                   -----        -----

    As of August 11, 1995, there were 13,515,000 shares outstanding of the registrant's Common Stock, $.01 par value.

                         INDEX TO FINANCIAL STATEMENTS

                 ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

              UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Consolidated balance sheets at June 29, 1995 (unaudited) and December 29, 1994.......     4
Unaudited consolidated statements of operations for the three months ended June 29,
  1995 and June 30, 1994 and for the six months ended June 29, 1995 and June 30,
  1994...............................................................................     5
Unaudited consolidated statements of cash flows for the six months ended June 29,
  1995 and June 30, 1994.............................................................     6
Notes to consolidated financial statements...........................................     7

                        VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                     UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets at June 29, 1995 (unaudited) and December 29, 1994.......    24
Unaudited consolidated statements of operations for the three months ended June 29,
  1995 and June 30, 1994 and for the six months ended June 29, 1995 and June 30,
  1994...............................................................................    25
Unaudited consolidated statements of cash flows for six months ended June 29, 1995
  and June 30, 1994..................................................................    26
Notes to consolidated financial statements...........................................    27

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

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  June 29,                     December 29,
                                                   1995                           1994
                                                ------------                 --------------
                                                              (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                            $  6,291                 $  7,289
    Receivables, net                                  95,460                   86,868
    Inventories                                      125,754                  110,483
    Other current assets                              27,173                   19,466
                                                    --------                 --------
        Total current assets                         254,678                  224,106

  Property, plant and equipment,
    including those under capital lease              527,129                  506,099
    Less accumulated depreciation
      and amortization                                56,537                   35,761
                                                    --------                 --------
    Property, plant and equipment, net               470,592                  470,338

  Deferred financing costs                             9,081                    9,143
  Other assets                                        44,446                   47,181
  Excess reorganization value                        140,634                  145,868
                                                    --------                 --------
                                                    $919,431                 $896,636
                                                    ========                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current portion
      of long-term debt and obligation
      under capital lease                           $ 14,798                 $ 25,798
    Accounts payable                                  42,455                   34,335
    Accrued liabilities                               62,623                   72,246
                                                    --------                 --------
        Total current liabilities                    119,876                  132,379

  Long-term debt including obligation
    under capital lease                              534,298                  489,358

  Accrued employee benefits                           56,851                   56,217
  Deferred and noncurrent income taxes                80,671                   83,333

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      13,515,000 shares issued and
      outstanding                                        135                      135
    Paid in capital                                  134,865                  134,865
    Accumulated (deficit)                            (15,020)                  (3,612)
    Cumulative foreign currency
      translation adjustments                          7,755                    3,961
                                                    --------                 --------
        Total stockholders' equity                   127,735                  135,349
                                                    --------                 --------
                                                    $919,431                 $896,636
                                                    ========                 ========


The accompanying notes are an integral part of the consolidated financial statements.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months    Three Months       Six   Months         Six Months
                                            Ended June      Ended June         Ended June          Ended June
                                             29, 1995        30, 1994           29, 1995            30, 1994
                                          -------------   --------------      ------------        --------------
                                            (in thousands, except for number of shares and per share amounts)
NET SALES                                     $165,184       $150,788            $ 321,008           $293,381
  Patent infringement settlement income                         9,457                                   9,457

COSTS AND EXPENSES
  Cost of sales                                122,083        108,083              235,772            210,202
  Selling, general
    and administrative                          29,107         29,582               58,643             56,500
  Amortization of intangibles
    and excess reorganization value              3,905          3,841                7,815              7,687
                                           -----------    -----------         ------------       ------------

OPERATING INCOME                                10,089         18,739               18,778             28,449

  Interest income                                   19             71                   83                132
  Interest expense                              13,796         12,315               27,230             24,374
  Other income, net                                548          1,403                1,139              1,684
  Minority interest in loss of subsidiary                                                                  50
                                           -----------    -----------         ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                      (3,140)         7,898               (7,230)             5,941

  Income tax provision (benefit)                   177          4,450                  (18)             5,000
                                           -----------    -----------         ------------       ------------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                            (3,317)         3,448               (7,212)               941

  Extraordinary loss, net of tax                 4,196                               4,196
                                           -----------    -----------         ------------       ------------

NET INCOME (LOSS)                             $ (7,513)      $  3,448             $(11,408)             $ 941
                                           ===========    ===========         ============       ============

WEIGHTED AVERAGE
  COMMON SHARES                             13,515,000     13,500,000           13,515,000         13,500,000

PER SHARE AMOUNTS:

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                             $(.25)          $.26                $(.53)              $.07
                                           ===========    ===========         ============       ============

NET INCOME (LOSS)                                $(.56)          $.26                $(.84)              $.07
                                           ===========    ===========         ============       ============





The accompanying notes are an integral part of the consolidated financial statements.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six   Months   Ended
                                                             --------------------------------
                                                               June  29,            June  30,
                                                                 1995                 1994
                                                             ------------         ------------
                                                                       (in thousands)
Cash flows from operating activities:
  Income (loss) before extraordinary item                      $ (7,212)              $   941
  Extraordinary (loss) on debt extinguishment                    (4,196)
                                                               --------             ---------
  Net income (loss)                                             (11,408)                  941
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization under capital lease          20,132                17,996
      Amortization of intangibles and excess
        reorganization value                                      7,815                 7,687
      Amortization of deferred financing fees and discount        1,031                   729
      Increase (decrease) in deferred and
          noncurrent income taxes                                (3,705)                  995
      Loss on debt extinguishment                                 6,778
      Foreign currency transaction (gain)                        (2,079)               (2,659)
      (Gain) on sales of property, plant and equipment              (11)                   (2)

      Changes in operating assets and liabilities:
          Accounts receivable                                    (6,130)               (9,608)
          Inventories                                           (12,851)              (11,585)
          Other current assets                                   (7,360)               (5,777)
          Accounts payable and accrued liabilities               (3,834)                7,841
          Other                                                     (25)                   15
                                                             ----------            ----------
      Total adjustments                                            (239)                5,632
                                                             ----------            ----------

          Net cash provided by (used in) operating
            activities                                          (11,647)                6,573

Cash flows from investing activities:
  Capital expenditures                                          (13,597)              (15,967)
  Proceeds from sale of property, plant and equipment                29                    76
  Purchase of minority interest in subsidiary                                          (4,200)
                                                              ---------               -------
          Net cash (used in) investing activities               (13,568)              (20,091)

Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings         206,053                23,188
  Deferred financing costs                                       (7,667)                 (227)
  Repayment of revolving loan, long-term borrowings
    and capital lease obligations                              (173,494)               (8,003)
                                                             ----------               -------
          Net cash provided by financing activities              24,892                14,958

Effect of currency exchange rate changes on cash                   (675)                 (526)
                                                             ----------            ----------
Net increase (decrease) in cash and equivalents                    (998)                  914
Cash and equivalents at beginning of period                       7,289                 7,743
                                                               --------            ----------
Cash and equivalents at end of period                           $ 6,291              $  8,657
                                                                =======              ========

--------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                 $33,373               $28,459
  Income taxes paid                                             $ 3,996               $ 2,715


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

   * Forecasted operating and cash flow results which gave effect to the estimated impact of debt restructuring and other operational reorganization.
   * Discounted residual value at the end of the forecasted period based on the capitalized cash flows for the last year of that period.
   *  Competition and general economic considerations
   *  Projected sales growth
   *  Potential profitability
   *  Seasonality and working capital requirements

The excess of the reorganization value over the fair value of net assets and liabilities has been reported as excess reorganization value and is being amortized over a fifteen-year period. The Company continues to evaluate the recoverability of excess reorganization value based on the operating performance and expected undiscounted future cash flows of the operating business units.

2. INVENTORIES, (dollars in thousands)

Inventories consisted of:
                                                        June 29,                         December 29,
                                                          1995                              1994
                                                        --------                         ------------
Raw materials                                             $ 23,378                        $ 20,358
Work in process                                             41,250                          37,613
Finished products                                           61,126                          52,512
                                                          --------                        --------

                                                          $125,754                        $110,483
                                                          ========                        ========

Approximately 52% of the inventories at June 29, 1995 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $3.7 million at June 29, 1995.


3. DEBT OBLIGATIONS, (dollars in thousands)

On June 20, 1995, Envirodyne completed the sale of $160,000 aggregate principal amount of senior secured notes to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86,125 domestic term loan,
(ii) repay the $68,316 of obligations under the Company's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase S.A. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The Company recognized an extraordinary loss of $6,778 representing the write-off of deferred financing fees related to the June 20, 1995 debt refinancing. The extraordinary loss, net of applicable income taxes of $2,582, has been included in the Company's Statement of

Operations for the quarter ended June 29, 1995.

The $151,500 tranche of Senior Secured Notes bears interest at a rate of 12% per annum and the $8,500 tranche bears interest at a rate equal to the six month London Interbank Offered Rate (LIBOR) plus 575 basis points. The initial interest rate on the floating rate tranche was approximately 11.7%. The interest rate on the floating rate tranche is reset semi-annually on June 15 and December 15. Interest on the Senior Secured Notes is payable each June 15 and December 15, commencing December 15, 1995.

On June 15, 1999, $80,000 of the aggregate principal amount of the Senior Secured Notes is subject to a mandatory redemption. The remaining principal amount outstanding will mature on June 15, 2000.

In the event the Company has Excess Cash Flow (as defined) in excess of $5,000 in any fiscal year, beginning with fiscal 1995, Envirodyne will be required to make an offer to purchase Senior Secured Notes together with any borrowed money obligations outstanding under the Revolving Credit Facility, on a pro rata basis, in an amount equal to the Excess Cash Flow at a purchase price of 100% plus any accrued interest to the date of purchase.

The Senior Secured Notes are redeemable, in whole or from time to time in part, at Envirodyne's option, at the greater of (i) the outstanding principal amount or (ii) the present value of the expected future cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.

Upon the occurrence of a Change of Control (which includes the acquisition by any person of more than 50% of Envirodyne's Common Stock), each holder of the Senior Secured Notes has the right to require the Company to repurchase such holder's Senior Secured Notes at a price equal to the greater of (i) the outstanding principal amount or (ii) the present value of the expected cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.

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

Envirodyne has entered into interest rate agreements that cap $50 million of interest rate exposure at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $306 of amortization of the interest rate cap premium during the six-month period ended June 29, 1995. Envirodyne has not received any payments under the interest rate protection agreements.

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

Had the refinancing taken place at the beginning of 1995, the pro forma Envirodyne consolidated statement of operations would have been:

       (in thousands, except for number of shares and per share amounts)

                                                  Pro forma Six Months
                                                  Ended  June 29, 1995
                                                  --------------------
Net sales                                               $321,008
  Cost of sales                                          235,772
  Selling, general and administrative                     58,643
  Amortization of intangibles and
    excess reorganization cost                             7,815
                                                        --------
Operating income                                          18,778
  Interest income                                             83
  Interest expense                                        30,066
  Other expense (income), net                             (1,139)
                                                        --------
(Loss) before income taxes                               (10,066)
  Income tax (benefit)                                    (1,124)
                                                       ---------
Net (loss)                                             $  (8,942)
                                                       =========

Weighted average common shares                        13,515,000
Net (loss) per share                                       $(.66)
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

Outstanding short-term and long-term debt consisted of:

                                                                             June         December
                                                                           29, 1995       29, 1994
                                                                           --------       --------
Short-term debt, current maturity of long-term
  debt, and capital lease obligation:

  Current maturity of Bank Term Loan                                                       $ 11,100
  Current maturity of Viskase Capital Lease Obligation                    $  6,012            5,450
  Current maturity of Viskase Limited Term Loan (5.2%)                       2,056            1,882
  Other                                                                      6,730            7,366
                                                                          --------         --------

             Total short-term debt                                        $ 14,798         $ 25,798
                                                                           =======         ========

Long-term debt:

  Bank Credit Agreement:
    Term Loan due 1999                                                                     $ 80,575
    Revolving Loan due 1999                                                                  32,524
  Revolving loans (9.3%)                                                  $  4,000
  12% Senior Secured Notes due 2000                                        160,000
  10.25% Senior Notes due 2001                                             219,262          219,262
  Viskase Capital Lease Obligation                                         141,182          147,194
  Viskase Limited Term Loan (5.2%)                                           8,367            8,466
  Other                                                                      1,487            1,337
                                                                          --------         --------

             Total long-term debt                                         $534,298         $489,358
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

                 Year ending December
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


Aggregate maturities of remaining long-term debt, after reflecting the June 20, 1995 refinancing, for each of the next five fiscal years are:

                                                                      Total
                                                                 ---------------
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

The following consolidating condensed financial data illustrate the composition of the combined Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above. Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors. Based on the book value and the market value of the pledged securities of Viskage Corporation, Viskase Sales Corporation, Clear Shield National, Inc., Sandusky Plastics, Inc. and Sandusky Plastics of Delaware, Inc., these Subsidiary Guarantors do not constitute a substantial portion of the collateral and, therefore, the separate financial statements of these subsidiaries have not been provided. Separate unaudited interim financial statements of Viskase Holding Corporation are being filed within this quarterly report.

Investments in subsidiaries are accounted for by the parent and Subsidiary Guarantors on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's and Subsidiary Guarantors' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                                JUNE 29, 1995

                                                            Guarantor   Nonguarantor                         Consolidated
                                                Parent    Subsidiaries  Subsidiaries      Eliminations (1)      Total
                                              --------    ------------  ------------      ------------        ----------
                                                                           (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                      $ 3,062          $  (549)       $  3,778                          $6,291
    Receivables, net                                            73,992          55,411          $(33,943)       95,460
    Inventories                                                 73,441          54,386            (2,073)      125,754
    Other current assets                          663           18,948           7,562                          27,173
                                             --------         --------        --------          ---------     --------

      Total current assets                      3,725          165,832         121,137           (36,016)      254,678

Property, plant and equipment including
  those under capital lease                       260          377,376         149,493                         527,129
  Less accumulated depreciation
    and amortization                              113           41,002          15,422                          56,537
                                             --------         --------        --------         ----------     --------
Property, plant and equipment, net                147          336,374         134,071                         470,592

Deferred financing costs                        9,044                               37                           9,081
Other assets                                                    42,991           1,455                          44,446
Investment in subsidiaries                     85,380          115,956                          (201,336)
Excess reorganization value                                     98,096          42,538                         140,634
                                             --------         --------        --------         ---------      --------

                                             $ 98,296         $759,249        $299,238         $(237,352)     $919,431
                                             ========         ========        ========         =========      ========

LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                            $8,236          $6,562                        $14,798
    Accounts payable                           $  113           26,051          50,234         $ (33,943)      42,455
    Accrued liabilities                         9,669           29,052          23,902                         62,623
                                              -------         --------        --------         ----------     -------

      Total current liabilities                 9,782           63,339          80,698           (33,943)     119,876

Long-term debt including obligations
  under capital lease                         383,262          141,804           9,232                        534,298

Accrued employee benefits                                       52,684           4,167                         56,851
Deferred and noncurrent income taxes           28,096           28,415          24,160                         80,671
Other long-term liabilities  (2)             (450,579)         399,710          50,832                37

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    13,515,000 shares issued and
    outstanding                                   135                3          32,738           (32,741)         135
  Paid in capital                             134,865           83,887          89,524          (173,411)     134,865
  Accumulated earnings (deficit)              (15,020)         (18,293)            180            18,113      (15,020)
  Cumulative foreign currency
    translation adjustments                     7,755            7,700           7,707           (15,407)       7,755
                                             --------          -------       ---------        -----------       -----
    Total stockholders' equity                127,735           73,297         130,149          (203,446)     127,735
                                             --------          -------       ---------         ---------      -------

                                             $ 98,296         $759,249        $299,238         $(237,352)    $919,431
                                             ========         ========        ========         =========     ========

(1)  Elimination of intercompany receivables, payables and investment accounts.
(2)  Includes intercompany loans.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                       FOR SIX MONTHS ENDED JUNE 29, 1995

                                                                  Guarantor           Nonguarantor                    Consolidated
                                                 Parent          Subsidiaries         Subsidiaries     Eliminations       Total
                                                 -------          ------------        ------------     ------------    ------------
                                                                                     (in thousands)
NET SALES                                                          $211,180             $129,214         $(19,386)       $321,008

COSTS AND EXPENSES
  Cost of sales                                                     154,687              100,359          (19,274)        235,772
  Selling, general and administrative              $3,125            33,391               22,127                           58,643
  Amortization of intangibles and
    excess reorganization value                                       6,133                1,682                            7,815
                                                  -------           -------              -------          -------         -------
OPERATING INCOME (LOSS)                            (3,125)           16,969                5,046             (112)         18,778

  Interest income                                       4                38                   41                                83
  Interest expense                                 18,232             7,033                1,965                            27,230
  Intercompany interest expense (income)          (18,441)           17,000                1,441
  Management fees (income)                         (3,700)            3,219                  481
  Other expense (income), net                      (2,714)                9                1,566                           (1,139)
  Equity Loss (income) in subsidiary               10,072             2,369                               (12,441)
                                                  -------           -------              -------          -------         -------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                          (6,570)          (12,623)                (366)          12,329          (7,230)
  Income tax provision (benefit)                    1,332           ( 2,663)               1,313                               (18)
                                                  -------           -------              -------          -------         -------
INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                            (7,902)           (9,960)              (1,679)          12,329          (7,212)
  Extraordinary loss, net of tax                    3,506                                    690                             4,196
                                                  -------           -------              -------          -------         -------
NET INCOME (LOSS)                                $(11,408)         $ (9,960)             $(2,369)        $ 12,329        $(11,408)
                                                 ========          ========             ========         ========        ========



                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THREE MONTHS ENDED JUNE 29, 1995

                                                                  Guarantor           Nonguarantor                    Consolidated
                                                 Parent          Subsidiaries         Subsidiaries     Eliminations       Total
                                                 --------        ------------         ------------     ------------   ------------
                                                                                     (in thousands)
NET SALES                                                          $108,891             $66,694          $(10,401)       $165,184

COSTS AND EXPENSES
  Cost of sales                                                      79,618              52,722           (10,257)        122,083
  Selling, general and administrative             $ 1,552            16,037              11,518                            29,107
  Amortization of intangibles and
    excess reorganization value                                       3,067                 838                             3,905
                                                  -------           -------             -------           -------         -------

OPERATING INCOME (LOSS)                            (1,552)           10,169               1,616              (144)         10,089

  Interest income                                       4                13                   2                                19
  Interest expense                                  9,148             3,541               1,107                            13,796
  Intercompany interest expense (income)           (9,089)            8,498                 591
  Management fees (income)                         (1,850)            1,661                 189
  Other expense (income), net                        (562)               52                 (38)                             (548)
  Equity loss (income) in subsidiary                4,532             1,613                                (6,145)
                                                  -------           -------             -------           -------         -------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                           (3,727)           (5,183)               (231)            6,001          (3,140)
  Income tax provision (benefit)                      280              (795)                692                               177
                                                  -------           -------             -------           -------         -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            (4,007)           (4,388)               (923)            6,001          (3,317)
  Extraordinary loss, net of tax                    3,506                                   690                             4,196
                                                  -------           -------             -------           -------         -------

NET INCOME (LOSS)                                 $(7,513)          $(4,388)            $(1,613)           $6,001         $(7,513)
                                                  ========          ========            ========          ========        ========

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING CASH FLOWS
                       FOR SIX MONTHS ENDED JUNE 29, 1995

                                                                     Guarantor        Nonguarantor                     Consolidated
                                                     Parent        Subsidiaries       Subsidiaries   Eliminations          Total
                                                     ------        ------------       ------------   ------------     -------------
                                                                                 (in thousands)
Net cash provided by (used in)
  operating activities                           $    867          $(11,421)            $(1,093)                        $(11,647)

Cash flows from investing activities:
  Capital expenditures                                (33)         $(10,289)             (3,275)                         (13,597)
  Proceeds from sale of property, plant and
    equipment                                                                                29                               29
                                                 --------         ---------             --------       ----------        -------
      Net cash (used in) investing activities         (33)          (10,289)             (3,246)                         (13,568)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                          164,000                                42,053                          206,053
  Deferred financing costs                         (7,667)                                                                (7,667)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations     (119,275)           (5,578)            (48,641)                        (173,494)
  Increase (decrease) in Envirodyne loan
    and advances                                  (35,385)           24,886              10,499
                                                ---------           -------           ----------       ----------       ---------

Net cash provided by (used in) financing
  activities                                        1,673            19,308               3,911                           24,892
Effect of currency exchange rate changes
  on cash                                                                                  (675)                            (675)
                                                  -------           -------           ---------        ----------        --------
Net increase (decrease) in cash
  and equivalents                                   2,507            (2,402)             (1,103)                            (998)
Cash and equivalents at beginning
  of period                                           555             1,853               4,881                            7,289
                                                 --------            ------             --------       ----------        -------
Cash and equivalents at end
  of period                                       $ 3,062            $ (549)             $3,778                           $6,291
                                                  =======            ======              =======       ===========       =======

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                       FOR SIX MONTHS ENDED JUNE 30, 1994

                                                                   Guarantor      Nonguarantor                   Consolidated
                                                    Parent        Subsidiaries    Subsidiaries    Eliminations       Total
                                                   --------       ------------    ------------    ------------   ------------
                                                                                 (in thousands)
NET SALES                                                            $206,154       $101,885        $(14,658)       $293,381
  Patent infringement settlement income                                 9,457                                          9,457

COSTS AND EXPENSES
  Cost of sales                                                       147,087         77,430         (14,315)        210,202
  Selling, general and administrative              $3,182              38,455         14,863                          56,500
  Amortization of intangibles and
    excess reorganization value                                         6,129          1,558                           7,687
                                                 --------            --------       --------        --------        --------
OPERATING INCOME (LOSS)                            (3,182)             23,940          8,034            (343)         28,449

  Interest income                                       3                  20            109                             132
  Interest expense                                 15,628               7,012          1,734                          24,374
  Intercompany interest expense (income)          (16,168)             14,168          2,000
  Management fees (income)                         (3,700)              3,225            475
  Other expense (income), net                      (2,640)                (24)           980                          (1,684)
  Equity loss (income) in subsidiary                1,315                  45                         (1,360)
  Minority interest in loss of subsidiary                                                                 50              50
                                                 --------            --------       --------        --------        --------
INCOME (LOSS) BEFORE INCOME TAXES                   2,386                (466)         2,954           1,067           5,941
  Income tax provision (benefit)                    1,445                 556          2,999                           5,000
                                                 --------            --------       --------        --------        --------
NET INCOME (LOSS)                                  $  941            $ (1,022)      $    (45)       $  1,067        $    941
                                                   ======            ========       ========        ========        ========


                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THREE MONTHS ENDED JUNE 30, 1994

                                                                    Guarantor     Nonguarantor                   Consolidated
                                                    Parent        Subsidiaries    Subsidiaries    Eliminations       Total
                                                   --------       ------------    ------------    ------------    ------------
                                                                                 (in thousands)
NET SALES                                                            $107,794       $51,534         $(8,540)        $150,788
  Patent infringement settlement income                                 9,457                                          9,457

COSTS AND EXPENSES
  Cost of sales                                                        76,486        40,018          (8,421)         108,083
  Selling, general and administrative              $1,564              20,841         7,177                           29,582
  Amortization of intangibles and
    excess reorganization value                                         3,062           779                            3,841
                                                 --------            --------      --------         -------         --------
OPERATING INCOME (LOSS)                            (1,564)             16,862         3,560            (119)          18,739

  Interest income                                       1                  11            59                               71
  Interest expense                                  7,959               3,474           882                           12,315
  Intercompany interest expense (income)           (9,375)              8,499           876
  Management fees (income)                         (1,850)              1,610           240
  Other expense (income), net                      (1,834)               (144)          575                           (1,403)
  Equity loss (income) in subsidiary               (1,205)                755                           450
                                                 --------            --------      --------         -------         --------

INCOME (LOSS) BEFORE INCOME TAXES                   4,742               2,679         1,046            (569)           7,898
  Income tax provision (benefit)                    1,294               1,355         1,801                            4,450
                                                 --------            --------      --------         -------         --------
NET INCOME (LOSS)                                  $3,448             $ 1,324       $  (755)        $  (569)        $  3,448
                                                   ======            ========       ========        ========        ========

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING CASH FLOWS
                       FOR SIX MONTHS ENDED JUNE 30, 1994

                                                                   Guarantor     Nonguarantor                     Consolidated
                                                        Parent    Subsidiaries   Subsidiaries    Eliminations        Total
                                                       --------   ------------   ------------    ------------     ------------
                                                                               (in thousands)
Net cash provided by (used in) operating activities      $(354)     $  3,002      $ 3,925                            $6,573

Cash flows from investing activities:
  Capital expenditures                                     (15)      (10,205)      (5,747)                          (15,967)
  Proceeds from sales of property,
    plant and equipment                                                   76                                             76
  Purchase of minority interest in subsidiary                         (4,200)                                        (4,200)
                                                      --------      --------      -------           --------        -------
      Net cash (used in) investing activities              (15)      (14,329)      (5,747)                          (20,091)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                                15,050                      8,138                            23,188
  Deferred financing costs                                (174)                       (53)                             (227)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                          (5,058)      (2,945)                           (8,003)
  Increase (decrease) in Envirodyne loan and
    advances                                           (15,563)       18,750       (3,187)
                                                      --------      --------      -------           --------        -------
    Net cash provided by (used in) financing
      activities                                          (687)       13,692        1,953                            14,958
Effect of currency exchange rate changes on cash                                     (526)                             (526)
                                                      --------      --------      -------           --------        -------
Net increase (decrease) in cash
  and equivalents                                       (1,056)        2,365         (395)                              914
Cash and equivalents at beginning of period                930         1,922        4,891                             7,743
                                                      --------      --------      -------           --------        -------
Cash and equivalents at end of period                  $  (126)     $  4,287      $ 4,496                            $8,657
                                                       =======      ========      =======           ========        =======

5. CONTINGENCIES, (dollars in thousands)

A class action lawsuit by former employees of subsidiary corporations comprising most of the Company's former steel and mining division (SMD) was pending as of the commencement of the bankruptcy case in which the plaintiffs are seeking substantial damages. The Company and the plaintiffs are currently participating in a mediation process to attempt to resolve the case. Envirodyne denies liability and believes it has sufficient defenses to all of plaintiffs' claims. In the absence of successful mediation or other settlement negotiations, the Company will continue to vigorously defend these claims. While Envirodyne cannot predict with certainty the outcome of these claims, when ultimately concluded or adjudicated, these claims will not, in the opinion of management, have a material adverse effect on the results of operations or the financial condition of the Company. However, inasmuch as the Plan of Reorganization provides for the issuance of common stock with respect to prepetition Envirodyne general unsecured claims (refer to Note 1), an adverse finding of liability and damages could result in substantial dilution to the holders of the common stock. If additional shares of common stock have to be issued to the former SMD employees, as holders of allowed Envirodyne general unsecured claims under the Plan of Reorganization, such additional shares of common stock would be distributed as follows: (i) approximately 2.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $125 and $25,000; (ii) approximately
5.61 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $25,000 and $50,000; (iii) approximately 9.22 additional shares per five hundred dollars in the event allowed general unsecured claims of Envirodyne are between $50,000 and $75,000; and (iv) approximately 13.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $75,000 and $100,000 (refer to Note 1).

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

In the Envirodyne bankruptcy case the United States Environmental Protection Agency (USEPA), the Economic Development Authority (EDA), and Navistar International Transportation Corp. (Navistar Transportation) filed proofs of claim with respect to unreimbursed environmental response costs at the location of the former SMD operations. Envirodyne, Navistar Transportation, EDA and USEPA have negotiated a definitive settlement agreement, subject to final approval by the Bankruptcy Court and public comment pursuant to regulations applicable to EDA and USEPA, to settle the claims against Envirodyne through the payment of five thousand dollars to the USEPA and the issuance of 64,460 shares of common stock to Navistar Transportation. In the event that the settlement is not completed, Envirodyne believes that it has valid defenses to the claims and will continue its objections to the claims. To the extent that USEPA, EDA or Navistar Transportation were able to establish liability and damages as to their respective proofs of claim, such parties would receive Common Stock under the Plan of Reorganization in satisfaction of their claims.

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

                              FINANCIAL STATEMENTS

The information included in these quarterly financial statements has been prepared in conformity with the accounting principles and practices reflected in the financial statements of Viskase Holding Corporation and Subsidiaries that are being filed within this quarterly report. These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto of Viskase Holding Corporation and Subsidiaries. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

     The condensed consolidated balance sheet as of December 29, 1994 was derived from the audited consolidated financial statements of Viskase Holding Corporation that are being filed within this quarterly report.

     Reported quarterly results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 29,    DECEMBER 29,
                                                                           1995          1994
                                                                         --------    ------------
                                                                              (IN THOUSANDS)
                                             ASSETS
Current assets:
  Cash and equivalents................................................   $  3,778      $  6,201
  Receivables, net....................................................     52,434        46,834
  Receivables, affiliates.............................................     50,018        48,138
  Inventories.........................................................     54,386        43,725
  Other current assets................................................      7,562         6,515
                                                                         --------      --------
     Total current assets.............................................    168,178       151,413
Property, plant and equipment.........................................    149,493       138,030
  Less accumulated depreciation.......................................     15,422         8,967
                                                                         --------      --------
  Property, plant and equipment, net..................................    134,071       129,063
Deferred financing costs..............................................         37         1,081
Other assets..........................................................      1,455         1,424
Excess reorganization value...........................................     42,538        43,638
                                                                         --------      --------
                                                                         $346,279      $326,619
                                                                         ========      ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt including current portion of long-term debt.........   $  6,562      $  6,978
  Accounts payable....................................................     18,754        15,479
  Accounts payable, affiliates........................................     48,534        42,756
  Accrued liabilities.................................................     24,002        25,358
                                                                         --------      --------
     Total current liabilities........................................     97,852        90,571
Long-term debt........................................................      9,232        14,023
Accrued employee benefits.............................................      4,167         3,969
Deferred and noncurrent income taxes..................................     24,160        22,400
Intercompany loans and advances.......................................     88,842        78,343
Commitments and contingencies
Stockholders' equity:
  Common stock, $1.00 par value, 1,000 shares authorized; 100 shares issued and outstanding
  Paid in capital.....................................................    105,106       103,463
  Retained earnings...................................................      9,213         9,938
  Cumulative foreign currency translation adjustments.................      7,707         3,912
                                                                         --------      --------
     Total stockholders' equity.......................................    122,026       117,313
                                                                         --------      --------
                                                                         $346,279      $326,619
                                                                         ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS    THREE MONTHS
                                                  ENDED           ENDED         SIX MONTHS       SIX MONTHS
                                                 JUNE 29,        JUNE 30,          ENDED            ENDED
                                                   1995            1994        JUNE 29, 1995    JUNE 30, 1994
                                               ------------    ------------    -------------    -------------
                                                         (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES
                                                                   AND PER SHARE AMOUNTS)
NET SALES....................................    $ 66,694        $ 51,534        $ 129,214        $ 101,885
  Patent infringement settlement income......                       9,457                             9,457
COSTS AND EXPENSES
  Cost of sales..............................      52,722          40,018          100,359           77,430
  Selling, general and administrative........       9,744           6,424           19,856           13,318
  Amortization of intangibles and excess
     reorganization value....................         838             779            1,682            1,558
                                                  -------         -------         --------         --------
OPERATING INCOME.............................       3,390          13,770            7,317           19,036
  Interest income............................           2              59               41              109
  Interest expense...........................       1,107             882            1,965            1,734
  Intercompany interest expense..............         591             865            1,429            1,980
  Management fees............................         189             240              481              475
  Other (income) expense, net................        (343)            425            1,261              980
                                                  -------         -------         --------         --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM.........................       1,848          11,417            2,222           13,976
  Income tax provision (benefit).............       1,409           5,812            2,257            7,290
                                                  -------         -------         --------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM......         439           5,605              (35)           6,686
  Extraordinary loss, net of tax.............         690                              690
                                                  -------         -------         --------         --------
NET INCOME (LOSS)............................    $   (251)       $  5,605        $    (725)       $   6,686
                                                  =======         =======         ========         ========
WEIGHTED AVERAGE COMMON SHARES...............         100             100              100              100
PER SHARE AMOUNTS:
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....    $  4,390        $ 56,050        $    (350)       $  66,860
                                                  =======         =======         ========         ========
NET INCOME (LOSS)............................    $ (2,510)       $ 56,050        $  (7,250)       $  66,860
                                                  =======         =======         ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED
                                                                           --------------------
                                                                           JUNE 29,    JUNE 30,
                                                                             1995        1994
                                                                           --------    --------
                                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Income (loss) before extraordinary item...............................   $    (35)   $  6,686
  Extraordinary loss on debt extinguishment.............................        690
                                                                           --------    --------
  Net income (loss).....................................................       (725)      6,686
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation.....................................................      5,761       5,399
       Amortization of intangibles and excess reorganization value......      1,682       1,558
       Amortization of deferred financing fees and discount.............         94         101
       Increase (decrease) in deferred and noncurrent income taxes......        (89)         45
       Loss on debt extinguishment......................................      1,030
       (Gain) on sales of property, plant and equipment.................        (11)
       Changes in operating assets and liabilities:
          Accounts receivable...........................................     (3,138)     (3,680)
          Accounts receivable, affiliates...............................     (2,002)    (16,413)
          Inventories...................................................     (8,241)     (8,751)
          Other current assets..........................................       (700)       (305)
          Accounts payable and accrued liabilities......................       (605)      5,300
          Accounts payable, affiliates..................................      4,531      18,203
                                                                           --------    --------
       Total adjustments................................................     (1,688)      1,457
                                                                           --------    --------
          Net cash provided by (used in) operating activities...........     (2,413)      8,143
Cash flows from investing activities:
  Capital expenditures..................................................     (3,275)     (5,747)
  Proceeds from sale of property, plant and equipment...................         29
  Purchase of minority interest in subsidiary...........................                 (4,200)
                                                                           --------    --------
          Net cash (used in) investing activities.......................     (3,246)     (9,947)
Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings.................     42,053       8,138
  Deferred financing costs..............................................                    (53)
  Repayment of revolving loan and long-term borrowings..................    (48,641)     (2,945)
  Increase (decrease) in Envirodyne loan and advances...................     10,499      (3,187)
                                                                           --------    --------
          Net cash provided by financing activities.....................      3,911       1,953
Effect of currency exchange rate changes on cash........................       (675)       (526)
                                                                           --------    --------
Net increase (decrease) in cash and equivalents.........................     (2,423)       (377)
Cash and equivalents at beginning of period.............................      6,201       6,170
                                                                           --------    --------
Cash and equivalents at end of period...................................   $  3,778    $  5,793
                                                                           ========    ========
-----------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Interest paid.........................................................   $    987    $    992
  Income taxes paid.....................................................   $  3,536    $  1,316

   The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INVENTORIES, (DOLLARS IN THOUSANDS)

     Inventories consisted of:

                                                                          JUNE 29,    DECEMBER 29,
                                                                            1995          1994
                                                                          --------    ------------
Raw materials..........................................................   $  8,229      $  5,778
Work in process........................................................     18,686        13,975
Finished products......................................................     27,471        23,972
                                                                           -------       -------
                                                                          $ 54,386      $ 43,725
                                                                           =======       =======

2.  CONTINGENCIES, (DOLLARS IN THOUSANDS)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (dollars in thousands)

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:


                                      Three    Months    Ended
                                  --------------------------------
                                    June  29,           June  30,
                                      1995                1994
                                  -----------         ------------
                                           (in thousands)
Net sales:
   Food packaging products          $144,261              $133,013
   Disposable foodservice supplies    20,923                17,775
   Other and eliminations
                                    --------              --------
                                    $165,184              $150,788
                                    ========              ========

Operating income:
   Food packaging products           $ 9,958               $18,922
   Disposable foodservice supplies     1,683                 1,374
   Other and eliminations             (1,552)               (1,557)
                                     -------              --------

                                     $10,089               $18,739
                                     =======               =======

Depreciation and amortization under
   capital lease and amortization
   of intangible expense:
   Food packaging products           $12,897               $11,495
   Disposable foodservice supplies     1,133                 1,327
   Other                                  21                    15
                                     -------               -------

                                     $14,051               $12,837
                                     =======               =======

Capital expenditures:
   Food packaging products            $5,278                $7,563
   Disposable foodservice supplies       655                 1,042
   Other                                  33                     8
                                     -------                ------

                                      $5,966                $8,613
                                      ======                ======


Results of Operations

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


Liquidity and Capital Resources

Cash and equivalents decreased by $998 during the six months ended June 29, 1995. Cash flows used in investing activities of $13,568 and used in operating activities of $11,647 exceed cash flows provided by financing activities of $24,892. Cash flows used in investing activity consist principally of capital expenditures for property, plant and equipment. Cash flows used in operating activities were principally attributable to the Company's loss from operations, the extraordinary loss due to the write-off of deferred financing fees and an increase in operating assets and liabilities offset by the effect of depreciation and amortization. Cash flows provided by financing activities were principally attributable to the June 20, 1995 placement of $160,000 of 12% senior secured notes net of the repayment of the senior secured bank credit facility and the payment of the transaction fees and expenses with the $160,000 proceeds.

On June 20, 1995, Envirodyne completed the sale of $160 million aggregate principal amount of senior secured notes to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151.5 million of 12% Senior Secured Notes due 2000 and (ii) $8.5 million of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86.1 million domestic term loan, (ii) repay the $68.3 million of obligations under the Company's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20 million domestic revolving credit facility (Revolving Credit Facility) and a new $28 million letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and
(iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase S.A. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

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

The Company has entered into interest rate agreements that cap $50 million of interest rate exposures at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $306 of amortization of interest rate cap premium during the six-month period ended June 29, 1995. The Company has not received any payments under the interest rate protection agreements.

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


Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.                                        Description of Exhibits
----------  --------------------------------------------------------------------------------------------------
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

  10.10      Note Agreement, dated as of June 20, 1995, between Envirodyne Industries, Inc. and each of the purchasers identified therein. *

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



                                                  ENVIRODYNE INDUSTRIES, INC.
                                                  Registrant




                                        By: /s/
                                           ---------------------------------
                                                   John S. Corcoran
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly authorized officer
                                             and principal financial
                                             officer of the registrant)





Date:  October 26, 1995