Form 10-Q
period 1995-09-28
ENVIRODYNE INDUSTRIES INC
filed 1995-11-13
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ------ SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   September 28, 1995
                                          --------------------
                                     OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 --------  THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    ---------


                  Commission file number   0-5485
                                         ----------

                    ENVIRODYNE INDUSTRIES, INC.
         ---------------------------------------------
      (Exact name of registrant as specified in its charter)


           Delaware                           95-2677354
-------------------------------            -----------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois       60521
-----------------------------------------------    ----------
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (708) 571-8800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No
                           -----        -----

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes   X       No
                                        -----        ------
     As of November 10, 1995, there were 13,515,000 shares outstanding of the registrant's Common Stock, $.01 par value.

                      INDEX TO FINANCIAL STATEMENTS


               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
           UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at September 28, 1995
   (unaudited) and December 29, 1994                    4

Unaudited consolidated statements of operations for
   the three months ended September 28, 1995 and
   September 29, 1994 and for the nine months ended
   September 28, 1995 and September 29, 1994            5

Unaudited consolidated statements of cash flows for
   the nine months ended September 28, 1995 and
   September 29, 1994                                   6

Notes to consolidated financial statements              7


        VISKASE HOLDING CORPORATION AND SUBSIDIARIES
    UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at September 28, 1995
   (unaudited) and December 29, 1994                    24

Unaudited consolidated statements of operations
   for the three months ended September 28, 1995
   and September 29, 1994 and for the nine months
   ended September 28, 1995 and September 29, 1994      25

Unaudited consolidated statements of cash flows
   for the nine months ended September 28, 1995
   and September 29, 1994                               26

Notes to consolidated financial statements              27


                   PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        --------------------

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 29, 1994 (1994 Form 10-K/A). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1994 Form 10-K/A. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 29, 1994 was derived from the audited consolidated financial statements in the Company's annual report of Form 10-K/A.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                  September 28,      December 29,
                                       1995              1994
                                  -------------      ------------
                                           (in thousands)

ASSETS
  Current assets:
     Cash and equivalents              $ 19,364           $  7,289
     Receivables, net                    98,077             86,868
     Inventories                        115,260            110,483
     Other current assets                22,627             19,466
                                       --------           --------
          Total current assets          255,328            224,106

  Property, plant and equipment,
     including those under capital
     lease                              533,192            506,099
     Less accumulated depreciation
       and amortization                  65,786             35,761
                                       --------           --------
     Property, plant and
       equipment, net                   467,406            470,338

  Deferred financing costs                8,505              9,143
  Other assets                           43,452             47,181
  Excess reorganization value           137,997            145,868
                                       --------           --------
                                       $912,688           $896,636
                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Short-term debt
       including current portion
       of long-term debt and
       obligation under capital
       lease                           $ 12,644          $  25,798
     Accounts payable                    42,480             34,335
     Accrued liabilities                 74,690             72,246
                                       --------           --------
          Total current liabilities     129,814            132,379

  Long-term debt including obligation
     under capital lease                529,729            489,358

  Accrued employee benefits              56,061             56,217
  Deferred and noncurrent income taxes   76,013             83,333

  Commitments and contingencies

  Stockholders' equity:
     Preferred stock, $.01 par value;
       none outstanding
     Common stock, $.01 par value;
       13,515,000 shares issued and
       outstanding                          135                135
     Paid in capital                    134,865            134,865
     Accumulated (deficit)              (19,495)            (3,612)
     Cumulative foreign currency
       translation adjustments            5,566              3,961
                                       --------           --------
         Total stockholders' equity     121,071            135,349
                                       --------           --------
                                       $912,688           $896,636
                                       ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months      Three Months         Nine  Months            Nine Months
                                      Ended September    Ended September      Ended September           Ended September
                                          28, 1995          29, 1994             28, 1995               29, 1994
                                      ---------------    ---------------      ---------------           ---------------
                                            (in thousands, except for number of shares and per share amounts)

NET SALES                                       $166,688           $151,883          $ 487,696            $445,264
  Patent infringement settlement income                                                                      9,457

COSTS AND EXPENSES
  Cost of sales                                  124,669            112,250            360,441             322,452
  Selling, general and administrative             29,459             26,030             88,102              82,530
  Amortization of intangibles
     and excess reorganization value               3,907              3,848             11,722              11,535
                                                --------           --------          ---------            --------
OPERATING INCOME                                   8,653              9,755             27,431              38,204


  Interest income                                     43                 60                126                 192
  Interest expense                                14,866             12,275             42,096              36,649
  Other expense (income), net                      1,305             (1,299)               166              (2,983)
  Minority interest in loss of subsidiary                                                                       50
                                                --------           --------          ---------            --------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM                    (7,475)            (1,161)           (14,705)              4,780

  Income tax provision (benefit)                  (3,000)             2,100             (3,018)              7,100
                                                --------           --------          ---------            --------
(LOSS) BEFORE EXTRAORDINARY ITEM                  (4,475)            (3,261)           (11,687)             (2,320)

  Extraordinary loss, net of tax                                                         4,196
                                                --------           --------          ---------            --------
NET (LOSS)                                      $ (4,475)          $ (3,261)          $(15,883)            $(2,320)
                                                ========           ========           ========             =======

WEIGHTED AVERAGE
  COMMON SHARES                               13,515,000         13,500,000         13,515,000          13,500,000

PER SHARE AMOUNTS:

(LOSS) BEFORE EXTRAORDINARY ITEM                   $(.33)           $  (.24)             $(.86)              $(.17)
                                                   =====            =======             ======               =====
NET (LOSS)                                         $(.33)           $  (.24)            $(1.18)              $(.17)
                                                   =====            =======             ======               =====

The accompanying notes are an integral part of the consolidated financial statements.

                     ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine    Months   Ended
                                                                       ------------------------------------------
                                                                       September 28,                 September 29,
                                                                            1995                         1994
                                                                       -------------                 ------------
                                                                                        (in thousands)
Cash flows from operating activities:
  (Loss) before extraordinary item                                       $(11,687)                      $(2,320)
  Extraordinary (loss) on debt extinguishment                              (4,196)
                                                                         --------                       -------
  Net (loss)                                                              (15,883)                       (2,320)
  Adjustments to reconcile net (loss)
     to net cash provided by operating activities:
       Depreciation and amortization under capital lease                   29,756                        27,000
       Amortization of intangibles and excess
         reorganization value                                              11,722                        11,535
       Amortization of deferred financing fees and discount                 1,604                         1,106
       Increase (decrease) in deferred and
         noncurrent income taxes                                           (7,773)                        2,344
       Loss on debt extinguishment                                          6,778
       Foreign currency transaction (gain)                                   (935)                       (3,843)
       (Gain) on sales of property, plant and equipment                        (3)                          (33)

       Changes in operating assets and liabilities:
         Accounts receivable                                              (10,369)                      (10,303)
         Inventories                                                       (3,632)                       (9,624)
         Other current assets                                              (2,959)                       (3,294)
         Accounts payable and accrued liabilities                           9,555                         9,559
         Other                                                               (582)                       (1,725)
                                                                         --------                       -------
       Total adjustments                                                   33,162                        22,722
                                                                         --------                       -------


         Net cash provided by operating activities                         17,279                        20,402

Cash flows from investing activities:
  Capital expenditures                                                    (24,208)                      (24,945)
  Proceeds from sale of property, plant and equipment                          47                            89
  Purchase of minority interest in subsidiary                                                            (4,200)
                                                                         --------                       -------
         Net cash (used in) investing activities                          (24,161)                      (29,056)

Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings                   206,053                        16,275
  Deferred financing costs                                                 (7,701)                         (245)
  Repayment of revolving loan, long-term borrowings
    and capital lease obligation                                         (179,419)                      (10,774)
                                                                         --------                       -------
         Net cash provided by financing activities                         18,933                         5,256

Effect of currency exchange rate changes on cash                               24                           756
                                                                         --------                       -------
Net increase (decrease) in cash and equivalents                            12,075                        (2,642)
Cash and equivalents at beginning of period                                 7,289                         7,743
                                                                         --------                       -------
Cash and equivalents at end of period                                    $ 19,364                       $ 5,101
                                                                         ========                       =======

------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                           $33,974                       $29,453
  Income taxes paid                                                       $ 4,537                       $ 3,715

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

     .     Competition and general economic considerations

     .     Projected sales growth

     .     Potential profitability

     .     Seasonality and working capital requirements

The excess of the reorganization value over the fair value of net assets and liabilities has been reported as excess reorganization value and is being amortized over a fifteen-year period. The Company continues to evaluate the recoverability of excess reorganization value based on the operating performance and expected undiscounted future cash flows of the operating business units.


2. INVENTORIES, (dollars in thousands)

Inventories consisted of:

                          September 28,       December 29,
                              1995                1994
                           -----------        -----------

Raw materials               $ 20,365            $ 20,358
Work in process               38,376              37,613
Finished products             56,519              52,512
                            --------            --------
                            $115,260            $110,483
                            ========            ========

Approximately 54% of the inventories at September 28, 1995 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $3.4 million at September 28, 1995.


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

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), borrowing base limitations measured by accounts receivable and inventory of the Company and reserves which may be established at the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility.
The available borrowing capacity under the Revolving Credit Facility was $20 million at September 28, 1995.

The Company recognized an extraordinary loss of $6,778 representing the write-off of deferred financing fees related to the June 20, 1995 debt refinancing. The extraordinary loss, net of applicable income taxes of $2,582, was included in the Company's Statement of Operations for the quarter ended June 29, 1995.

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

The Senior Secured Notes are redeemable, in whole or from time to time in part, at Envirodyne's option, at the greater of (i) the outstanding principal amount or (ii) the present value of the expected future cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.
        ----

Upon the occurrence of a Change of Control (which includes the acquisition by any person of more than 50% of Envirodyne's Common Stock), each holder of the Senior Secured Notes has the right to require the Company to repurchase such holder's Senior Secured Notes at a price equal to the greater of (i) the outstanding principal amount or (ii) the present value of the expected cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.
        ----

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

Envirodyne has entered into interest rate agreements that cap $50 million of interest rate exposure at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $459 of amortization of the interest rate cap premium during the nine-month period ended September 28, 1995. Envirodyne has not received any payments under the interest rate protection agreements.

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

Had the refinancing taken place at the beginning of 1995, the pro forma Envirodyne consolidated statement of operations would have been:

       (in thousands, except for number of shares and per share amounts)

                                     Pro forma Nine Months
                                    Ended September 28, 1995
                                    -----------------------

Net sales                                       $487,696
  Cost of sales                                  360,441
  Selling, general and administrative             88,102
  Amortization of intangibles and
    excess reorganization cost                    11,722
                                                --------
Operating income                                  27,431
  Interest income                                    126
  Interest expense                                44,960
  Other expense (income), net                        166
                                                --------
(Loss) before income taxes                       (17,569)
  Income tax (benefit)                            (4,135)
                                                --------
Net (loss)                                      $(13,434)
                                                ========

Weighted average common shares                13,515,000
Net (loss) per share                               $(.99)
                                                   =====

The pro forma information reflects the change in interest expense and related tax effect due to the issuance of $160 million principal amount of Senior Secured Notes and the refinancing of the Company's bank debt.

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

            Year                          Percentage
         ---------------------         ---------------
            1995                             105%
            1996                             104%
            1997                             103%
            1998                             102%
            1999                             101%
            2000 and thereafter              100%

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

Outstanding short-term and long-term debt consisted of:

                                      September      December
                                      28, 1995       29, 1994
                                     ----------     ----------

Short-term debt, current maturity
  of long-term debt, and capital
  lease obligation:

  Current maturity of Bank Term Loan                  $11,100
  Current maturity of Viskase
    Capital Lease Obligation           $ 6,012          5,450
  Current maturity of Viskase
    Limited Term Loan (5.2%)             1,955          1,882
  Other                                  4,677          7,366
                                       -------        -------
         Total short-term debt         $12,644        $25,798
                                       =======        =======
Long-term debt:

  Bank Credit Agreement:
    Term Loan due 1999                               $ 80,575
    Revolving Loan due 1999                            32,524
  12% Senior Secured Notes due 2000   $160,000
  10.25% Senior Notes due 2001         219,262        219,262
  Viskase Capital Lease Obligation     141,182        147,194
  Viskase Limited Term Loan (5.2%)       7,867          8,466
  Other                                  1,418          1,337
                                      --------       --------
         Total long-term debt         $529,729       $489,358
                                      ========       ========


The fair value of the Company's debt obligation (excluding capital lease obligation) is estimated based upon the quoted market prices for the same or similar issues or upon the current rates offered to the Company for the debt of the same remaining maturities. At September 28, 1995, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligation) were $394,970 and $345,725, respectively.

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

Annual rental payments under the Lease will be approximately $19.2 million through 1997, $21.4 million in 1998 and $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4 million currently if the Company achieves and maintains certain financial ratios. As of September 28, 1995, the Company had met the required financial ratios and the letter of credit has been reduced by $4 million. The letter can be further reduced in 1997 or eliminated after 1998 if the Company achieves and maintains certain financial ratios. Envirodyne and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

The following is a schedule of minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of September 28, 1995:

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

                                         Total
                                    --------------
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

The following consolidating condensed financial data illustrate the composition of the combined Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above. Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors. Based on the book value and the market value of the pledged securities of Viskase Corporation, Viskase Sales Corporation, Clear Shield National, Inc., Sandusky Plastics, Inc. and Sandusky Plastics of Delaware, Inc., these Subsidiary Guarantors do not constitute a substantial portion of the collateral and, therefore, the separate financial statements of these subsidiaries have not been provided. Separate unaudited interim financial statements of Viskase Holding Corporation are being filed within this quarterly report.

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

                 ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                              SEPTEMBER 28, 1995

                                                      Guarantor       Nonguarantor                   Consolidated
                                      Parent         Subsidiaries    Subsidiaries   Eliminations (1)     Total
                                    --------         ------------    -------------  ------------     -------------
                                                                     (in thousands)

ASSETS
  Current assets:
    Cash and equivalents            $ 11,528            $ (1,556)       $  9,392                      $ 19,364
    Receivables and advances, net     57,625              75,785          58,433       $ (93,766)       98,077
    Inventories                                           70,382          46,835          (1,957)      115,260
    Other current assets                 854              14,748           7,025                        22,627
                                    --------            --------        --------       ---------      --------
      Total current assets            70,007             159,359         121,685         (95,723)      255,328

Property, plant and equipment
  including those under
  capital lease                          261             386,023         146,908                       533,192
  Less accumulated depreciation
    and amortization                     132              48,204          17,450                        65,786
                                    --------            --------        --------       ---------      --------
Property, plant and equipment, net       129             337,819         129,458                       467,406

Deferred financing costs               8,471                                  34                         8,505
Other assets                                              42,020           1,432                        43,452
Investment in subsidiaries            79,714             115,688                        (195,402)
Excess reorganization value                               96,280          41,717                       137,997
                                    --------            --------        --------       ---------      --------
                                    $158,321            $751,166        $294,326       $(291,125)     $912,688
                                    ========            ========        ========       =========      ========
LIABILITIES &
  STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including
      current portion of
      long-term debt and
      obligation under
      capital lease                                     $  6,175         $ 6,469                      $ 12,644
    Accounts payable and advances   $     49              86,045          50,152       $ (93,766)       42,480
    Accrued liabilities               19,055              32,354          23,281                        74,690
                                    --------            --------        --------       ---------      --------
      Total current liabilities       19,104             124,574          79,902         (93,766)      129,814

Long-term debt including
  obligation under capital lease     379,262             141,761           8,706                       529,729

Accrued employee benefits                                 51,932           4,129                        56,061
Deferred and noncurrent
  income taxes                        27,433              25,472          23,108                        76,013
Intercompany loans                  (388,549)            340,000          48,607             (58)

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    13,515,000 shares issued and
    outstanding                          135                   3          32,738         (32,741)          135
  Paid in capital                    134,865              83,666          89,524        (173,190)      134,865
  Accumulated earnings (deficit)     (19,495)            (21,760)          2,094          19,666       (19,495)
  Cumulative foreign currency
    translation adjustments            5,566               5,518           5,518         (11,036)        5,566
    Total stockholders' equity       121,071              67,427         129,874        (197,301)      121,071
                                    --------            --------        --------       ---------      --------
                                    $158,321            $751,166        $294,326       $(291,125)     $912,688
                                    ========            ========        ========       =========      ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

                   ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 29, 1994

                                                      Guarantor      Nonguarantor                    Consolidated
                                     Parent          Subsidiaries    Subsidiaries   Eliminations (1)     Total
                                    --------         ------------    -------------  ------------     -------------
                                                                      (in thousands)

ASSETS
  Current assets:
    Cash and equivalents            $    555            $  1,853        $  4,881                        $  7,289
    Receivables and advances, net     33,508              63,949          49,378       $ (59,967)         86,868
    Inventories                                           68,719          43,725          (1,961)        110,483
    Other current assets                 181              12,999           6,286                          19,466
                                    --------            --------        --------       ---------        --------
      Total current assets            34,244             147,520         104,270         (61,928)        224,106

Property, plant and equipment
  including those under capital
  lease                                  189             367,880         138,030                         506,099
  Less accumulated depreciation
    and amortization                      55              26,739           8,967                          35,761
                                    --------            --------        --------       ---------        --------
Property, plant and equipment, net       134             341,141         129,063                         470,338

Deferred financing costs               8,062                               1,081                           9,143
Other assets                                              45,757           1,424                          47,181
Investment in subsidiaries            91,576             116,360                        (207,936)
Excess reorganization value                              102,230          43,638                         145,868
                                    --------            --------        --------       ---------        --------

                                    $134,016            $753,008        $279,476       $(269,864)       $896,636
                                    ========            ========        ========       =========        ========

LIABILITIES &
  STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including
      current portion of
      long-term debt and
      obligation under
      capital lease                 $ 11,100            $  7,720          $6,978                       $  25,798
    Accounts payable and advances        726              53,193          40,383       $ (59,967)         34,335
    Accrued liabilities               10,254              36,634          25,358                          72,246
                                    --------            --------        --------       ---------        --------
      Total current liabilities       22,080              97,547          72,719         (59,967)        132,379

Long-term debt including
  obligation under capital lease     327,437             147,898          14,023                         489,358

Accrued employee benefits                                 52,248           3,969                          56,217
Deferred and noncurrent
  income taxes                        29,006              31,927          22,400                          83,333
Intercompany loans                  (379,856)            340,000          39,856

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    13,515,000 shares issued and
    outstanding                          135                   4          32,608         (32,612)            135
  Paid in capital                    134,865              87,805          87,440        (175,245)        134,865
  Accumulated earnings (deficit)      (3,612)             (8,333)          2,549           5,784          (3,612)
  Cumulative foreign currency
    translation adjustments            3,961               3,912           3,912          (7,824)          3,961
                                    --------            --------        --------       ---------        --------
    Total stockholders' equity       135,349              83,388         126,509        (209,897)        135,349
                                    --------            --------        --------       ---------        --------
                                    $134,016            $753,008        $279,476       $(269,864)       $896,636
                                    ========            ========        ========       =========        ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATING STATEMENTS OF OPERATIONS
              FOR NINE MONTHS ENDED SEPTEMBER 28, 1995

                                                      Guarantor      Nonguarantor                     Consolidated
                                     Parent          Subsidiaries    Subsidiaries   Eliminations         Total
                                    --------         ------------    -------------  ------------     -------------
                                                                    (in thousands)

NET SALES                                              $317,424         $196,627       $(26,355)        $487,696

COSTS AND EXPENSES
  Cost of sales                                         236,071          150,729        (26,359)         360,441
  Selling, general and
    administrative                   $4,734              49,977           33,391                          88,102
  Amortization of intangibles
    and excess reorganization
    value                                                 9,199            2,523                          11,722
                                   --------            --------         --------       --------         --------

OPERATING INCOME (LOSS)              (4,734)             22,177            9,984              4           27,431

  Interest income                        34                  42               50                             126
  Interest expense                   29,159              10,412            2,525                          42,096
  Intercompany interest
    expense (income)                (28,417)             25,500            2,917
  Management fees (income)           (5,550)              4,820              730
  Other expense (income), net        (1,607)                129            1,644                             166
  Equity Loss (income)
    in subsidiary                    13,423                 455                         (13,878)
                                   --------            --------         --------       --------         --------
INCOME (LOSS) BEFORE
   INCOME TAXES
   AND EXTRAORDINARY ITEM           (11,708)            (19,097)           2,218         13,882          (14,705)
  Income tax provision (benefit)        669              (5,670)           1,983                          (3,018)
                                   --------            --------         --------       --------         --------
INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM               (12,377)            (13,427)             235         13,882          (11,687)
  Extraordinary loss, net of tax      3,506                                  690                           4,196
                                   --------            --------         --------       --------         --------
NET INCOME (LOSS)                  $(15,883)          $ (13,427)          $ (455)     $  13,882         $(15,883)
                                   ========           =========           ======      =========         ========


                          CONSOLIDATING STATEMENTS OF OPERATIONS
                         FOR THREE MONTHS ENDED SEPTEMBER 28, 1995

                                                       Guarantor      Nonguarantor                   Consolidated
                                      Parent         Subsidiaries     Subsidiaries   Eliminations       Total
                                    --------         ------------    -------------  ------------     -------------
                                                                     (in thousands)

NET SALES                                              $106,244          $67,413       $ (6,969)        $166,688

COSTS AND EXPENSES
  Cost of sales                                          81,384           50,370         (7,085)         124,669
  Selling, general
    and administrative              $ 1,609              16,586           11,264                          29,459
  Amortization of intangibles
    and excess reorganization
    value                                                 3,066              841                           3,907
                                   --------            --------         --------       --------         --------
OPERATING INCOME (LOSS)              (1,609)              5,208            4,938            116            8,653

  Interest income                        30                   4                9                              43
  Interest expense                   10,927               3,379              560                          14,866
  Intercompany interest
    expense (income)                 (9,976)              8,500            1,476
  Management fees (income)           (1,850)              1,601              249
  Other expense (income), net         1,107                 120               78                           1,305
  Equity loss (income)
    in subsidiary                     3,351              (1,914)                         (1,437)
                                   --------            --------         --------       --------         --------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM             (5,138)             (6,474)           2,584          1,553           (7,475)
  Income tax provision (benefit)       (663)             (3,007)             670                          (3,000)
                                   --------            --------         --------       --------         --------
NET INCOME (LOSS)                   $(4,475)           $ (3,467)         $ 1,914         $1,553          $(4,475)
                                    =======            ========          =======         ======          =======

                   ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATING CASH FLOWS
                     FOR NINE MONTHS ENDED SEPTEMBER 28, 1995

                                                      Guarantor      Nonguarantor                    Consolidated
                                     Parent          Subsidiaries    Subsidiaries   Eliminations        Total
                                    --------         ------------    -------------  ------------     -------------
                                                                    (in thousands)

Net cash provided by (used in)
  operating activities             $ (13,300)           $ 23,209         $7,370                         $ 17,279

Cash flows from
  investing activities:
  Capital expenditures                   (34)            (18,936)        (5,238)                         (24,208)
  Proceeds from sale
    of property, plant and
    equipment                                                                47                               47
                                   ---------            --------         ------        --------         --------
      Net cash (used in)
        investing activities             (34)            (18,936)        (5,191)                         (24,161)

Cash flows from
  financing activities:
  Proceeds from revolving
    loan and long term
    borrowings                       164,000                             42,053                          206,053
  Deferred financing costs            (7,667)                               (34)                          (7,701)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations       (123,275)             (7,682)       (48,462)                        (179,419)
  Increase (decrease) in
    Envirodyne loan                   (8,751)                             8,751
                                   ---------            --------         ------        --------         --------
      Net cash provided by
        (used in) financing
        activities                    24,307              (7,682)         2,308                           18,933
Effect of currency exchange
  rate changes on cash                                                       24                               24
                                   ---------            --------         ------        --------         --------
Net increase (decrease) in cash
  and equivalents                     10,973              (3,409)         4,511                           12,075
Cash and equivalents at beginning
  of period                              555               1,853          4,881                            7,289
                                   ---------            --------         ------        --------         --------
Cash and equivalents at end
  of period                        $  11,528            $ (1,556)        $9,392                          $19,364
                                   =========            ========         ======        ========         ========

                        ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR NINE MONTHS ENDED SEPTEMBER 29, 1994

                                                      Guarantor      Nonguarantor   Consolidated
                                     Parent          Subsidiaries    Subsidiaries   Eliminations        Total
                                    --------         ------------    -------------  ------------     -------------

                                                                              (in thousands)

NET SALES                                               $308,997       $158,400       $(22,133)        $445,264
  Patent infringement
    settlement income                                      9,457                                          9,457

COSTS AND EXPENSES
  Cost of sales                                          222,677        121,313        (21,538)         322,452
  Selling, general and
    administrative                   $4,777               55,000         22,753                          82,530
  Amortization of intangibles
    and excess reorganization
    value                                                  9,197          2,338                          11,535
                                   --------             --------       --------      ---------         --------
OPERATING INCOME (LOSS)              (4,777)              31,580         11,996           (595)          38,204

  Interest income                        13                   20            159                             192
  Interest expense                   23,591               10,490          2,568                          36,649
  Intercompany interest
    expense (income)                (25,612)              22,701          2,911
  Management fees (income)           (5,550)               4,838            712
  Other expense (income), net        (3,825)                 (58)           900                          (2,983)
  Equity loss (income)
    in subsidiary                     6,319               (1,612)                       (4,707)
  Minority interest in
    loss of subsidiary                                                                      50               50
                                   --------             --------       --------      ---------         --------
INCOME (LOSS) BEFORE
  INCOME TAXES                          313               (4,759)         5,064          4,162            4,780
  Income tax provision                2,633                1,015          3,452                           7,100
                                   --------             --------       --------      ---------         --------
NET INCOME (LOSS)                   $(2,320)            $ (5,774)        $1,612       $  4,162         $ (2,320)
                                   ========             ========       ========      =========         ========

               CONSOLIDATING STATEMENTS OF OPERATIONS
              FOR THREE MONTHS ENDED SEPTEMBER 29, 1994

                                                      Guarantor      Nonguarantor                    Consolidated
                                     Parent          Subsidiaries    Subsidiaries   Eliminations        Total
                                    --------         ------------    -------------  ------------     -------------
                                                                     (in thousands)

NET SALES                                              $102,843          $56,515       $(7,475)         $151,883

COSTS AND EXPENSES
  Cost of sales                                          75,590           43,883        (7,223)          112,250
  Selling, general
    and administrative               $1,595              16,545            7,890                          26,030
  Amortization of intangibles
    and excess reorganization
    value                                                 3,068              780                           3,848
                                   --------            --------         --------      --------          --------
OPERATING INCOME (LOSS)              (1,595)              7,640            3,962          (252)            9,755

  Interest income                        10                                   50                              60
  Interest expense                    7,963               3,478              834                          12,275
  Intercompany interest
    expense (income)                 (9,444)              8,533              911
  Management fees (income)           (1,850)              1,613              237
  Other expense (income), net        (1,185)                (34)             (80)                         (1,299)
  Equity loss (income)
    in subsidiary                     5,004              (1,657)                        (3,347)
                                   --------            --------         --------      --------          --------
INCOME (LOSS) BEFORE INCOME TAXES    (2,073)             (4,293)           2,110         3,095            (1,161)
  Income tax provision                1,188                 459              453                           2,100
                                   --------            --------         --------      --------          --------
NET INCOME (LOSS)                   $(3,261)           $ (4,752)         $ 1,657       $ 3,095          $ (3,261)
                                   ========            ========          =======       =======          ========

PAGE

                     ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATING CASH FLOWS
                       FOR NINE MONTHS ENDED SEPTEMBER 29, 1994

                                                       Guarantor     Nonguarantor                    Consolidated
                                     Parent          Subsidiaries    Subsidiaries   Eliminations         Total
                                    --------         ------------    -------------  ------------     -------------
                                                                    (in thousands)

Net cash provided by
  (used in) operating
  activities                        $(10,450)           $24,247         $ 6,605                         $20,402

Cash flows from
  investing activities:
  Capital expenditures                   (20)           (15,858)         (9,067)                        (24,945)
  Proceeds from sales of
    property, plant
    and equipment                                            76              13                              89
  Purchase of minority
    interest in subsidiary                               (4,200)                                         (4,200)
                                    --------           --------        --------        --------        --------
      Net cash (used in)
        investing activities             (20)           (19,982)         (9,054)                        (29,056)

Cash flows from
  financing activities:
  Proceeds from revolving loan
    and long term borrowings           6,450                              9,825                          16,275
  Deferred financing costs              (192)                               (53)                           (245)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                            (5,119)         (5,655)                        (10,774)
  Increase (decrease) in
    Envirodyne loan                    1,064                             (1,064)
                                    --------           --------        --------        --------        --------
      Net cash provided by
       (used in) financing
       activities                      7,322             (5,119)          3,053                           5,256
                                    --------           --------        --------        --------        --------
Effect of currency exchange
  rate changes on cash                                                      756                             756
                                    --------           --------        --------        --------        --------
Net increase (decrease) in cash
  and equivalents                     (3,148)              (854)          1,360                          (2,642)
Cash and equivalents
  at beginning of period                 930              1,922           4,891                           7,743
                                    --------           --------        --------        --------        --------
Cash and equivalents
  at end of period                  $ (2,218)          $  1,068         $ 6,251                        $  5,101
                                    ========           ========         =======        ========        ========

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

Litigation has been initiated with respect to events arising out of the bankruptcy cases and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne. In ARTRA Group Incorporated v. Salomon Brothers
                --------------------------------------------
Holding Company Inc, Salomon Brothers Inc, D.P. Kelly &
-------------------------------------------------------
Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy, James L.
------------------------------------------------------------------
Massey, William Rifkind and Michael Zimmerman, Case No. 93 A 1616,
---------------------------------------------
 United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (Bankruptcy Court), ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization. These claims were dismissed by the Bankruptcy Court and ARTRA has filed an appeal to the U.S. District Court for the Northern District of Illinois, Eastern Division, which appeal is pending.
  In ARTRA Group Incorporated v. Salomon Brothers Holding Company
     ------------------------------------------------------------
Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Charles
-----------------------------------------------------------------
K. Bobrinskoy and Michael Zimmerman, Case No. 93 L 2198, Circuit
-----------------------------------
Court of the Eighteenth Judicial Circuit, County of DuPage, State of Illinois, ARTRA alleges against Salomon Brothers Holding Company Inc, Salomon Brothers Inc, Mr. Bobrinskoy and Mr. Zimmerman breach of fiduciary duties of due care and loyalty, fraudulent misrepresentation, negligent misrepresentation, breach of contract and promissory estoppel, and seeks damages, jointly and severally from such defendants in the total amount of $136.2 million plus interest and punitive damages of $408.6 million. Against D.P. Kelly & Associates, L.P., ARTRA alleges breach of contract and promissory estoppel and seeks damages from D.P.Kelly & Associates, L.P. in the total amount of $136.2 million. All allegations relate to conduct of the parties during the 1989 acquisition of Envirodyne by Emerald. D.P. Kelly & Associates, L.P. and Messrs.
Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the case is in a preliminary stage and the Company is not a party thereto, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy cases which, if resolved in a manner similar to that in the Envirodyne bankruptcy cases, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.

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

Clear Shield National, Inc. and some of its employees have received subpoenas from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the disposable plastic cutlery industry. The U.S. Department of Justice has advised a former officer of Clear Shield National that he is a target of the investigation and requested his appearance before the grand jury. Clear Shield National, Inc. is cooperating fully with the investigation.

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.

        VISKASE HOLDING CORPORATION AND SUBSIDIARIES

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

The condensed consolidated balance sheet as of December 29, 1994 was derived from the audited consolidated financial statements of Viskase Holding Corporation and Subsidiaries that are being filed within this quarterly report.

Reported quarterly results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

           VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                                 September 28,     December 29,
                                     1995             1994
                               ---------------    -------------

                                        (in thousands)

ASSETS
  Current assets:
     Cash and equivalents           $   9,392       $   6,201
     Receivables, net                  55,335          46,834
     Receivables, affiliates           50,139          48,138
     Inventories                       46,835          43,725
     Other current assets               7,025           6,515
                                    ---------        --------
       Total current assets           168,726         151,413

  Property, plant and equipment       146,908         138,030
     Less accumulated depreciation     17,450           8,967
                                    ---------        --------
     Property, plant and
       equipment, net                 129,458         129,063

  Deferred financing costs                 34           1,081
  Other assets                          1,432           1,424
  Excess reorganization value          41,717          43,638
                                     --------        --------
                                     $341,367        $326,619
                                     ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Short-term debt including
       current portion of
       long-term debt                $  6,469       $   6,978
     Accounts payable                  15,881          15,479
     Accounts payable
       and advances, affiliates        52,239          43,233
     Accrued liabilities               23,284          25,358
                                      -------        --------
       Total current liabilities       97,873          91,048

  Long-term debt                        8,706          14,023

  Accrued employee benefits             4,129           3,969
  Deferred and noncurrent
    income taxes                       23,108          22,400
  Intercompany loans                   86,617          77,866

  Commitments and contingencies

  Stockholders' equity:
     Common stock, $1.00 par value,
       1,000 shares authorized;
       100 shares issued
       and outstanding
     Paid in capital                  105,106          103,463
     Retained earnings                 10,310            9,938
     Cumulative foreign currency
       translation adjustments          5,518            3,912
                                     --------         --------
         Total stockholders' equity   120,934          117,313
                                     --------         --------
                                     $341,367         $326,619
                                     ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

        VISKASE HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months      Three Months      Nine  Months       Nine  Months
                                         Ended September   Ended September   Ended September    Ended September
                                            28, 1995          29, 1994          28, 1995            29, 1994
                                          -------------    --------------     -------------     ---------------
                                                    (in thousands, except for number of shares and per share amounts)


NET SALES                                     $67,413            $56,515         $ 196,627           $158,400
  Patent infringement
    settlement income                                                                                   9,457

COSTS AND EXPENSES
  Cost of sales                                50,370             43,883           150,729            121,313
  Selling, general
     and administrative                        11,140              6,939            30,996             20,257
  Amortization of intangibles
     and excess reorganization value              841                780             2,523              2,338
                                             --------           --------          --------           --------
OPERATING INCOME                                5,062              4,913            12,379             23,949

  Interest income                                   9                 50                50                159
  Interest expense                                560                834             2,525              2,568
  Intercompany interest expense                 1,476                911             2,905              2,891
  Management fees                                 249                237               730                712
  Other (income) expense, net                      78                (80)            1,339                900
                                             --------           --------          --------           --------
INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                      2,708              3,061             4,930             17,037

  Income tax provision                          1,611                897             3,868              8,187
                                             --------           --------          --------           --------
INCOME BEFORE
  EXTRAORDINARY ITEM                            1,097              2,164             1,062              8,850

  Extraordinary loss, net of tax                                                       690
                                             --------           --------          --------           --------
NET INCOME                                    $ 1,097           $  2,164            $  372            $ 8,850
                                              =======           ========            ======            =======
WEIGHTED AVERAGE
  COMMON SHARES                                   100                100               100                100

PER SHARE AMOUNTS:

INCOME BEFORE
  EXTRAORDINARY ITEM                          $10,970            $21,640           $10,620            $88,500
                                              =======            =======           =======            =======
NET INCOME                                    $10,970            $21,640            $3,720            $88,500
                                              =======            =======            ======            =======

The accompanying notes are an integral part of the consolidated financial statements.

                VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine    Months   Ended
                                                         ----------------------------------
                                                         September 28,         September 29,
                                                             1995                  1994
                                                         ------------          -------------
                                                                      (in thousands)

Cash flows from operating activities:
  Income before extraordinary item                          $1,062                 $ 8,850
  Extraordinary (loss) on debt extinguishment                 (690)
                                                            ------                 -------
  Net income                                                   372                   8,850
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation                                          8,164                   7,802
       Amortization of intangibles and excess
         reorganization value                                2,523                   2,338
       Amortization of deferred financing fees
         and discount                                           94                     155
       Increase (decrease) in deferred and
         noncurrent income taxes                              (210)                    155
       Loss on debt extinguishment                           1,030
       (Gain) on sales of property, plant
          and equipment                                         (3)                    (31)

       Changes in operating assets and liabilities:
         Accounts receivable                                (7,661)                 (6,305)
         Accounts receivable, affiliates                    (2,918)                (20,051)
         Inventories                                        (1,965)                 (7,154)
         Other current assets                                 (309)                   (779)
         Accounts payable and accrued liabilities           (2,859)                  5,352
         Accounts payable and advances, affiliates          10,052                  21,097
         Other                                                (260)                   (600)
                                                            ------                 -------
       Total adjustments                                     5,678                   1,979
                                                            ------                 -------
         Net cash provided by operating activities           6,050                  10,829

Cash flows from investing activities:
  Capital expenditures                                      (5,238)                 (9,067)
  Proceeds from sale of property,
    plant and equipment                                         47                      13
  Purchase of minority interest in subsidiary                                       (4,200)
                                                            ------                 -------
         Net cash (used in) investing activities            (5,191)                (13,254)

Cash flows from financing activities:
  Proceeds from revolving loan
    and long-term borrowings                                42,053                   9,825
  Deferred financing costs                                     (34)                    (53)
  Repayment of revolving loan and long-term borrowings     (48,462)                 (5,655)
  Increase (decrease) in Envirodyne loan                     8,751                  (1,070)
                                                            ------                 -------
         Net cash provided by financing activities           2,308                   3,047

Effect of currency exchange rate changes on cash                24                     756
                                                            ------                 -------
Net increase in cash and equivalents                         3,191                   1,378
Cash and equivalents at beginning of period                  6,201                   6,170
                                                            ------                 -------
Cash and equivalents at end of period                       $9,392                 $ 7,548
                                                            ======                 =======
---------------------------------------------------


Supplemental cash flow information:
  Interest paid                                             $1,517                  $1,265
  Income taxes paid                                         $3,999                  $2,273

The accompanying notes are an integral part of the consolidated financial statements.

            VISKASE HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. INVENTORIES, (dollars in thousands)

Inventories consisted of:
                                 September 28,   December 29,
                                     1995            1994
                                 ------------    -----------

Raw materials                       $ 6,362        $ 5,778
Work in process                      15,692         13,975
Finished products                    24,781         23,972
                                    -------        -------
                                    $46,835        $43,725
                                    =======        =======

2. CONTINGENCIES, (dollars in thousands)

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (dollars
          in thousands)
          -------------------------------------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                     Three   Months   Ended
                                  ---------------------------
                                   September 28, September 29,
                                      1995           1994
                                  -------------  ------------
                                        (in thousands)


Net sales:
  Food packaging products            $146,874      $133,930
  Disposable foodservice supplies      19,814        17,953
                                     --------      --------
                                     $166,688      $151,883
                                     ========      ========
Operating income:
  Food packaging products              $9,596       $10,257
  Disposable foodservice supplies         666           986
  Other and eliminations               (1,609)       (1,488)
                                       ------       -------
                                       $8,653       $ 9,755
                                       ======       =======
Depreciation and amortization
  under capital lease and
  amortization of intangible
  expense:
  Food packaging products             $12,355       $11,658
  Disposable foodservice supplies       1,157         1,178
  Other                                    19            16
                                      -------       -------
                                      $13,531       $12,852
                                      =======       =======

Capital expenditures:
  Food packaging products             $ 9,530       $ 7,226
  Disposable foodservice supplies       1,080         1,747
  Other                                     1             5
                                      -------       -------
                                      $10,611       $ 8,978
                                      =======       =======


Results of Operations
---------------------

The Company's net sales for the first nine months and third quarter of 1995 were $487.7 million and $166.7 million, respectively, which represented an increase of 9.5% and 9.7% over the comparable periods of 1994, respectively. Third quarter net sales at Viskase increased by 12.0% over the prior year due to the expansion of European and Latin American sales, selected price increases, increased worldwide film sales, combined with the favorable effects of foreign currency translation. Third quarter net sales at Sandusky declined 17.1% due to a 16.4% reduction in dairy and deli container sales combined with the loss of Scott Paper Company's premoistened baby wipe container business. The loss in container sales is primarily attributed to a shift in demand from thermoformed to injection molded containers. The Company has purchased injection molding equipment that will increase capacity. This effort is expected to substantially contribute to improving the Company's competitiveness in this market. Third quarter net sales at Clear Shield increased 10.4% from the prior year primarily due to selling price increases.

Operating income for the first nine months and third quarter of 1995 was $27.4 million and $8.7 million, respectively, representing decreases of $10.8 million and $1.1 million, respectively, from the comparable periods of 1994. The operating income decline for the first nine months from the prior year is the result of 1994 benefitting from a net $8.7 million settlement of a patent infringement suit. In addition, for the first nine months of 1995 the Company continued to experience resin price increases, price competition in domestic and foreign markets, coupled with additional selling, general and administrative expenses resulting from strategic expansions in foreign markets, including Europe, Latin America and Australia and the decline in Sandusky's sales, partially offset by the consolidation of manufacturing operations at its Sandusky, Ohio facility.

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

Net interest expense for the nine months period totaled $42.0 million representing an increase of $5.5 million from the first nine months of 1994. The increase is primarily the result of both increased borrowing and higher interest rates on the term and revolving loan facilities and the 12% Senior Secured Notes.

Other income (expense) of $(.2) million and $3.0 million in the first nine months of 1995 and 1994, respectively, consists principally of foreign currency transaction gains and losses.

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

The tax benefit for the first six months resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $3 million was provided on a loss before income taxes and extraordinary items of $14.7 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

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


Liquidity and Capital Resources
-------------------------------

Cash and equivalents increased by $12,075 thousand during the nine months ended September 28, 1995. Cash flows provided by operating activities of $17,279 thousand and financing activities of $18,933 thousand exceed cash flows used in investing activities of $24,161 thousand. Cash flows used in investing activity consist principally of capital expenditures for property, plant and equipment. Cash flows used in operating activities were principally attributable to the Company's loss from operations, the extraordinary loss due to the write-off of deferred financing fees and an increase in operating assets and liabilities offset by the effect of depreciation and amortization. Cash flows provided by financing activities were principally attributable to the June 20, 1995 placement of $160 million of 12% senior secured notes net of the repayment of the senior secured bank credit facility and the payment of the transaction fees and expenses with the $160 million of proceeds.

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

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves which may be established in the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at September 28, 1995.

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

Capital expenditures for the first nine months of 1995 and 1994 totaled $24.2 million and $29.1 million, respectively. Capital expenditures for 1995 are expected to be approximately $32 million and are expected to range from $25 million to $30 million in future years.

The Company has entered into interest rate agreements that cap $50 million of interest rate exposures at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $459 of amortization of interest rate cap premium during the six-month period ended September 28, 1995. The Company has not received any payments under the interest rate protection agreements.

The Company acquired the minority shareholder's interest in Viskase's Brazilian subsidiary for $4.2 million during the first quarter of 1994.

The Company has spent approximately $12 million to $17 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years, and the 1995 research and development and product introduction expenses are expected to be approximately $13 million. Among the projects included in the current research and development efforts is the application of certain patents and technology recently licensed by Viskase to the manufacture of cellulosic casings. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.

                 PART II. OTHER INFORMATION


Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1, Note 5, Contingencies.


Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended
September 28, 1995.


Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.


Item 5 - Other Information
        ------------------

None.
Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits

Exhibit No.           Description of Exhibits
----------  --------------------------------------------------

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

                          ENVIRODYNE INDUSTRIES, INC.
                          ------------------------------
                          Registrant


                      By: /s/
                          ------------------------------
                          John S. Corcoran
                          Executive Vice President and
                            Chief Financial Officer
                            (Duly authorized officer
                            and principal financial
                            officer of the registrant)



Date:  November 13, 1995