Form 10-K
period 1995-12-28
ENVIRODYNE INDUSTRIES INC
filed 1996-03-27
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                                   ---------
                                   FORM 10-K

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended          December 28, 1995
                                        ---------------------------

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from               to
                                  --------------    --------------

                       Commission file number   0-5485
                                              ----------

                          ENVIRODYNE INDUSTRIES, INC.

             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                              95-2677354
---------------------------              --------------------
(State or other jurisdiction of              (I.R.S.   Employer

incorporation or organization)            Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois           60521
-----------------------------------------------        -----------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (708) 571-8800

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

    Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $.01 par value
                   Warrants to Purchase Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                         -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
             -----

     As of March 26, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $44,654,582.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.   Yes   X       No
                                         -----        -----

     As of March 26, 1996, there were 14,479,721 shares outstanding of the registrant's Common Stock, $.01 par value.

               DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                            PART I
                            ------
ITEM 1. BUSINESS
        --------

(a)          General development of business:
              --------------------------------
General

Envirodyne Industries, Inc. is a Delaware corporation organized in 1970. As used herein, the "Company" means Envirodyne Industries, Inc. and its subsidiaries. The Company, through Viskase Corporation (Viskase), is the leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. The Company is also a leading domestic and international manufacturer of plasticized polyvinyl chloride (PVC) films, primarily for use in packaging food items. Through Sandusky Plastics, Inc. (Sandusky), the Company is a producer of thermoformed and injection molded plastic containers, used in the packaging of cultured dairy and delicatessen products, and of horticultural trays and inserts. Finally, through Clear Shield National, Inc. (Clear Shield), the Company is a major domestic producer of disposable plastic cutlery, drinking straws, custom dining kits and related products. The market positions of the Company's subsidiaries set forth in this Form 10-K represent management's belief based upon internally generated information. No independent marketing information has been used to confirm the stated market position.

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

(b)  Financial information about industry segments:
      --------------------------------------------
Reference is made to Part IV, Item 14, Note 21 of Notes to
Consolidated Financial Statements.

(c)  Narrative description of business:
     ---------------------------------
The Company's operations include food packaging products (Viskase and Sandusky) and disposable foodservice supplies (Clear Shield).


VISKASE

-------
General

Viskase developed the basic process for producing cellulosic casings and began commercial production in 1925. Since that time, management believes that Viskase has been the leading worldwide producer of cellulosic casings. In 1964 Viskase entered the specialty films business. Since then, it has continued to introduce new specialty film products to customers in the fresh and processed meat, poultry and cheese industries. Viskase also manufactures and sells PVC plastic film for wrapping fresh meats, poultry and other products.

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

The production of regenerated cellulose casings generally involves three principal steps: production of a viscose slurry from wood pulp, extrusion of a continuous tube during the regeneration process, and "shirring" of the final product. Shirring is a process of folding or compressing the casing in tubular form for subsequent use in high-speed stuffing machines. The production of regenerated cellulose involves a complex and continuous series of chemical and manufacturing processes, and Viskase believes that its facilities and expertise in the manufacturing of extruded cellulose are important factors in maintaining its product quality and operating efficiencies.

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

PVC and Other Film Products

Viskase manufactures PVC stretch and single layer shrink films under the Filmco (R) brand name, used for wrapping grocery products and for packaging foods. In Europe, Viskase also converts oriented polypropylene films for use in packaging bakery goods and manufactures rigid food packaging materials made from oriented polystyrene.

International Operations

Viskase has seven manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Sedgefield, England (Great Britain); Swansea, Wales (Great Britain); Guarulhos, Brazil and Nuevo Laredo, Mexico.

The aggregate of domestic exports and net sales of foreign operations represents approximately 46% of Viskase's total net sales.

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

Sales and Distribution

Viskase has a broad base of customers, with no single customer accounting for more than 5% of sales. Viskase sells its products in virtually every country in the world. In the United States, Viskase has a staff of technical sales representatives responsible for sales to fresh meat, processed meat and poultry producers. Approximately 50 distributors market Viskase products to customers in Europe, Africa, Asia, and Latin America. Its products are marketed through its own subsidiaries in the United Kingdom, Germany, France, Italy, Russia, Brazil, Mexico and Australia.

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

In the United States, Viskase operates casings service centers in Atlanta, Georgia, and Bensalem, Pennsylvania, as well as service centers within the Chicago, Illinois, and Pauls Valley, Oklahoma, plants. In Europe, Viskase operates casings service centers in Milan, Italy, Pulheim, Germany, and Moscow, Russia. Viskase also operates a service center in Brisbane, Australia. These service centers provide finishing, inventory and delivery services to Viskase customers.

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

Viskase's principal competitors in cellulosic casings are Teepak, Inc., located in the U.S. and Belgium, and Viscofan, S.A., located in Spain and Brazil. Some of the other important competitors in the cellulosic casings industry are Kalle Niederlassung der Hoechst AG located in Germany; Wolff Walsrode AG, a wholly-owned subsidiary of Bayer AG, located in Germany; Oy Visko AB located in Finland; and Celanese Mexicana located in Mexico.

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

In the PVC films area, major competitors in the U.S. and Europe include Borden, Inc.; Huntsman Film Products Corporation; and
Anchor Plastics. These competitors have substantially greater financial and other resources than those of the Company.

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


SANDUSKY
---------

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


CLEAR SHIELD
------------

Clear Shield, headquartered in Wheeling, Illinois, is a major domestic producer of disposable plastic cutlery, drinking straws, custom dining kits and related foodservice products. Clear Shield is one of the largest producers of plastic cutlery and drinking straws in the United States. These products are sold primarily to institutional users, principally consisting of major quick serve restaurant chains, schools, and hospitals, and also to consumers through retail outlets. Sales are made under registered trade names including CLEAR SHIELD (R) and CARNIVAL (R). Institutional customers include such leading quick serve restaurant chains as McDonald's Corporation, Burger King Corporation, Taco Bell, Hardee's, KFC Restaurants and Pizza Hut. In addition, retail customers include Wal-Mart Stores, Inc.; The Kroger Co. and other major retail companies.
Clear Shield's products are produced at plants in Wheeling, Illinois; Leominster, Massachusetts; and Shreveport, Louisiana. Plastic cutlery is made by melting polystyrene or polypropylene beads, which are then injected into specially designed custom molds within high-speed injection molding machines. Drinking straws are made by extruding molten polypropylene through specially designed dies within high-speed extrusion machines. Certain completed products are then specially wrapped using high-speed wrapping machines. Raw materials used in the manufacturing process currently are available from alternative sources. Raw material costs, in particular of polystyrene and polypropylene, are a major portion of Clear Shield's production costs. Although Clear Shield is generally able to pass on most raw material cost increases to customers, there can be a delay that varies by customer and market.

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


General Business Matters
------------------------

Employees
---------

The Company generally maintains productive and amicable relationships with its 4,900 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and its Canadian and European plants have unions. From time to time union organization efforts have occurred at other individual plant locations. Unions represent a total of approximately 1,500 of Viskase's 4,000 employees. None of Clear Shield's approximate 514 employees is represented by a union. Certain of the hourly production personnel of Sandusky's Ohio thermoforming facility are members of a union.

Trademarks and Patents
----------------------

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

Research and Development
------------------------

Research and development costs are expensed as incurred and, on a consolidated basis, totaled $11,034,000, $16,852,000, and $15,216,000 for 1995, 1994 and 1993, respectively. The majority of such costs are attributable to Viskase's extensive research and development program.

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


Environmental Regulations
-------------------------

In manufacturing its products, the Company employs certain hazardous chemicals and generates toxic and hazardous wastes. The use of these chemicals and the disposal of such waste are subject to stringent regulation by several governmental entities, including the United States Environmental Protection Agency (USEPA) and similar state, local and foreign environmental control entities. The Company is subject to various environmental, health and safety laws, rules and regulations including those of the United States Occupational Safety and Health Administration and USEPA. These laws, rules and regulations are subject to amendment and to future changes in public policy or interpretation, which may affect the operations of the Company. The Company uses its best reasonable efforts to comply with promulgated laws, rules and regulations and participates in the rulemaking process.

Certain of the Company's facilities are or may become potentially responsible parties with respect to other off-site waste disposal facilities.

As noted above, new environmental and health and safety laws can impose significant compliance costs, including two forthcoming rules. Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, will be required to meet air emissions standards for certain chemicals based on use of the "maximum achievable control technology" (MACT). MACT standards for casings manufacturers have not yet been proposed or promulgated; therefore, at this time no estimate of the cost of complying with MACT standards can be made. Such rules, however, will likely impose similar costs on all casings manufacturers in the United States.

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

(d)            Financial information about foreign and domestic
               ------------------------------------------------
               operations and export sales
               ---------------------------

Reference is made to Part IV, Item 14, Note 21 of Notes to
Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following table sets forth the names and ages of the Company's executive officers, together with the positions with the Company held by such executive officers, and a summary of their recent business experience. Under the Company's Amended and Restated By-Laws, the Company's officers are elected for such terms as may be determined from time to time by the Board of Directors.

On January 7, 1993, Envirodyne and its major domestic subsidiaries filed petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On December 31, 1993, Envirodyne and the debtor subsidiaries consummated a plan of reorganization and emerged from bankruptcy. In addition, Emerald Acquisition Corporation (Emerald), the sole stockholder of Envirodyne prior to Envirodyne's emergence from bankruptcy, filed a petition under Chapter 11 of the Bankruptcy Code on August 20, 1993. The Emerald case is still pending before the Bankruptcy Court.

In addition to the positions with Envirodyne held by the persons specified below for the periods indicated, Mr. Kelly has served as a director and executive officer of Emerald, and Messrs. Gustafson, Corcoran and Schuster have served as executive officers of Emerald, since May 1989.

Name, Age and Office                       Business Experience
--------------------------            -----------------------------------------------------------------
Donald P. Kelly, 74,                  Mr. Kelly  has been a director and Chairman of the Board, President,
Chairman of the Board,                and  Chief  Executive   Officer  of  the  Company  since  May  1989.
  President and Chief                 Mr. Kelly has also served as President and Chief Executive Officer
    Executive Officer                 of D.P. Kelly &  Associates, L.P. ("DPK"), a management services and private investment firm, since November 1988.

F. Edward Gustafson, 54,              Mr. Gustafson has been Executive Vice President and Chief Operating
Executive Vice President              Officer  of  the  Company  since  May  1989  and  a  director of the
  and Chief Operating                 Company since December 1993.  Mr. Gustafson was President of
  Officer                             Viskase from February 1990 to August  1994.  Mr. Gustafson  has also served as Executive Vice President and Chief Operating Officer of
                                      DPK since November 1988.

J.S. Corcoran, 53,                    Mr. Corcoran has been Executive Vice President and Chief Financial
Executive Vice President              Officer  of  the  Company  since  May  1989.  Mr. Corcoran  has  also
  and Chief Financial                 served as  Executive  Vice  President and Chief Financial Officer of
  Officer                             DPK  since November 1988.

Stephen M. Schuster, 39,              Mr. Schuster has been Vice President, Secretary and General Counsel
Vice President, Secretary             of the Company since May 1989.  Mr. Schuster has also  served  as
  and General Counsel                 Vice President and General Counsel of DPK since January 1989.

Gordon S. Donovan, 42,                Mr. Donovan  has  been  Treasurer of the Company since November
  Vice President, Treasurer           1989 and was elected Vice President in May 1995.
  and Assistant Secretary

ITEM 2. PROPERTIES
        ----------

VISKASE FACILITIES

   LOCATION                    SQUARE FEET     PRIMARY USE
--------------                 -----------   -----------------
Manufacturing Facilities

  Aurora, Ohio                     73,000    PVC film production
  Barceloneta, Puerto Rico        156,000    Idle plant facilities
                                               held for sale
  Beauvais, France (a)            235,000    Casings production and
                                               finishing
  Centerville, Iowa               223,000    Specialty films
                                               production
                                               and finishing
  Chicago, Illinois               991,000    Casings production,
                                               administration
                                               and research
  Guarulhos, Brazil                81,000    Specialty films
                                               production and
                                               casings finishing
  Huntsville, Alabama              27,000    Idle plant facilities
                                               held for sale
  Kentland, Indiana               125,000    Casings finishing
  Lindsay, Ontario, Canada        269,000    Casings finishing and
                                               specialty
                                               films finishing
  Loudon, Tennessee               250,000    Casings production
  Nuevo Laredo, Mexico (a)         22,000    Casings finishing
  Osceola, Arkansas               223,000    Casings production and
                                               finishing
  Pauls Valley, Oklahoma          110,000    Casings finishing,
                                               specialty films
                                               production and
                                               finishing
  Sedgefield, England             132,000    PVC and rigid OPS
                                               production
                                               and OPP conversion
  Swansea, Wales (Great Britain)   77,000    Specialty films
                                               production and
                                               finishing
  Swansea, Wales (a)               28,000    Administrative
                                               facilities
  Thaon, France                   239,000    Casings production
                                               and finishing

Service Centers

  Atlanta, Georgia (a)
  Bensalem, Pennsylvania
  Brisbane, Australia (a)
  Chicago, Illinois
  Milan, Italy
  Pauls Valley, Oklahoma
  Pulheim, Germany (a)
  Santa Fe Springs, California             Idle plant facilities
                                             held for sale

Headquarters

  Worldwide: Chicago, Illinois
  Europe: Paris, France (a)

------------------------

(a) Leased. All other properties are owned by the respective company or its subsidiaries.

CLEAR SHIELD FACILITIES

   LOCATION                     SQUARE FEET       PRIMARY USE
--------------------------    --------------   --------------------
  Leominster, Massachusetts        135,000     Cutlery, straws and
                                                 combination kits
  Shreveport, Louisiana            148,000     Cutlery, straws and
                                                 combination kits
  Wheeling, Illinois (two plants)  260,000     Cutlery, straws and
                                                 combination kits;
                                                 Headquarters

SANDUSKY FACILITIES

   LOCATION                      SQUARE FEET       PRIMARY USE
--------------------------     ---------------  ------------------
  Sandusky, Ohio                   195,000      Manufacturing;
                                                  Headquarters
  Sandusky, Ohio                    31,000      Warehouse
  Sandusky, Ohio (a)                97,000      Warehouse
  Sandusky, Ohio (a)                90,000      Manufacturing


------------------------

(a) Leased. All other properties are owned by the respective company or its subsidiaries.


The Company's headquarters are located in leased facilities in Oak Brook, Illinois. The Company believes that its properties generally are suitable and adequate to satisfy the Company's present and anticipated needs. The Company's United States real property collateralizes the Company's obligations under various financing arrangements. For a discussion of these financing arrangements, refer to Part IV, Item 14, Note 9 of Notes to Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

Lumpkin Litigation
-------

In March 1996 the Company completed a settlement resolving all claims of the former union employees of its former steel and mining subsidiary, WSC Corp. Under the settlement of Frank Lumpkin, et al.
                                              --------------------
v. Envirodyne Industries, Inc., the Company was released and
-----------------------------
discharged from all claims in exchange for 900,000 shares of Envirodyne common stock without any admission or finding of liability or wrongdoing.

In February 1989, a complaint was filed against Envirodyne in the United States District Court for the Northern District of Illinois (District Court) by a plaintiff class consisting of former union employees of WSC Corp. (WSC). WSC was a wholly-owned subsidiary of EDC Holding Company (EDC) whose operations consisted of the former steel and mining segment (SMD) of Navistar International Corp. (Navistar). EDC, then a wholly-owned subsidiary of Envirodyne, acquired SMD from Navistar in 1977 and transferred the SMD assets to WSC and to other wholly-owned subsidiaries of EDC. In 1980, EDC and WSC filed voluntary bankruptcy petitions and halted operations. The plaintiffs were seeking to recover from Envirodyne certain pension and other benefits allegedly owed by WSC under a collective bargaining agreement to which WSC (but not Envirodyne) was a party. The complaint sought to hold Envirodyne directly liable for these benefits on an alter ego theory of liability. The plaintiffs sought
(1) damages under the WSC 1977-1980 collective bargaining agreement of $80 million to $100 million (less the amount of the plaintiffs' $14.8 million received in settlement of litigation with Navistar),
(2) unspecified equitable relief under ERISA Section 502, and (3) other compensatory damages and punitive damages, unspecified in amount, under ERISA Section 502 and Section 301 of the Labor Management Relations Act.

The Lumpkin litigation was stayed by the commencement of the
    -------
Envirodyne bankruptcy case in January 1993. During 1995 Envirodyne and the plaintiffs participated in a mediation process to attempt to resolve the case. Because the claims relating to the Lumpkin
                                                        -------
litigation arose prior to the commencement of the Envirodyne bankruptcy case, such claims were subject to the Plan of Reorganization.

Indemnification Claims

Litigation is pending with respect to events arising out of the Envirodyne bankruptcy case and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne.

In ARTRA Group Incorporated v. Salomon Brothers Holding Company
   ------------------------------------------------------------
Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P.
------------------------------------------------------------------
Kelly, Charles K. Bobrinskoy, James L. Massey, William Rifkind and
------------------------------------------------------------------
Michael Zimmerman, Case No. 93 A 1616, United States Bankruptcy
-----------------
Court for the Northern District of Illinois, Eastern Division,
ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization. In ARTRA Group
                                               -----------
Incorporated v. Salomon Brothers Holding Company Inc, Salomon
-------------------------------------------------------------
Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly,
------------------------------------------------------------
Charles K. Bobrinskoy and Michael Zimmerman, Case No. 93 L 2198,
-------------------------------------------
Circuit Court of the Eighteenth Judicial Circuit, DuPage County, Illinois, ARTRA alleges breach of fiduciary duty, fraudulent and negligent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136.2 million plus interest and punitive damages of $408.6 million. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court.
Although the Company is not a party to either case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if adjudicated in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.

Treatment of Untendered Shares Under Plan of Reorganization

Certain of Envirodyne's stockholders prior to the acquisition of Envirodyne by Emerald failed to exchange their certificates representing old Envirodyne common stock for the $40 per share cash merger consideration specified by the applicable acquisition agreement. In the Envirodyne bankruptcy case, Envirodyne sought to equitably subordinate the claims of the holders of untendered shares, so that such holders would not receive a distribution under the Plan of Reorganization. The Bankruptcy Court granted Envirodyne's motion for summary judgment and equitably subordinated the claims of the holders of untendered shares to the claims of other general unsecured creditors. Certain of the affected holders appealed and both the U.S. District Court and the U.S. Seventh Circuit Court of Appeals affirmed the Bankruptcy Court decision. The time period for further appeal has not passed. Envirodyne believes that, even in the event of further appeal, if any, and reversal of the prior decisions, the maximum number of shares of common stock that it would be required to issue to such claimants is approximately 106,000.

Other

Clear Shield National, Inc. and some of its employees have received subpoenas from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the disposable plastic cutlery industry. The U.S. Department of Justice has advised a former officer and an existing employee that they are targets of the investigation. Both individuals were invited to appear and testify before the grand jury but both declined. Clear Shield National is cooperating fully with the investigation.

In February 1996 Clear Shield National and three other plastic cutlery manufacturers were named as defendants in the following three civil complaints: Eisenberg Brothers, Inc., on behalf of
                        --------------------------------------
itself and all others similarly situated, v. Amcel Corp., Clear
---------------------------------------------------------------
Shield National, Inc., Dispoz-O Plastics Corp. and Benchmark
------------------------------------------------------------
Holdings, Inc. t/a Winkler Products, Civil Action No. 96-728,
-----------------------------------
United States District Court for the Eastern District of Pennsylvania; St. Cloud Restaurant Supply Company v. Amcel Corp.,
              -------------------------------------------------
Clear Shield National, Inc., Dispoz-O Plastics Corp. and Benchmark
------------------------------------------------------------------
Holdings, Inc. t/a Winkler Products, Case No. 96C 0777, United
-----------------------------------
States District Court for the Northern District of Illinois, Eastern Division; and Servall Products, Inc., on behalf of itself
                      -------------------------------------------
and all others similarly situated, v. Amcel Corporation, Clear
--------------------------------------------------------------
Shield National, Inc., Dispoz-O Plastics Corporation and Benchmark
------------------------------------------------------------------
Holdings, Inc. t/a Winkler Products, Civil Action No. 96-1116,
-----------------------------------
United States District Court for the Eastern District of Pennsylvania. Each of the complaints alleges, among other things, that from October 1990 through April 1992 the defendants unlawfully conspired to fix the prices at which plastic cutlery would be sold. The Company has informed the plaintiffs that such claims as they relate to Clear Shield were discharged by the order of the Bankruptcy Court and Plan of Reorganization and that the plaintiffs are permanently enjoined from pursuing legal action to collect discharged claims.

On February 27, 1996, the plaintiff in the St. Cloud case
                                           ---------
voluntarily dismissed the action without prejudice and refiled its action in the U.S. District Court for the Eastern District of Pennsylvania but did not name Clear Shield National as a defendant. On March 14, 1996, Eisenberg Brothers Inc. filed a motion in Clear Shield National's Bankruptcy proceeding in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. Eisenberg Brothers Inc.'s motion contends that the Bankruptcy Court's order did not discharge the plaintiff's claim.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
Not applicable.

                             PART II
                             -------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          -------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

(a)  Market Information. Envirodyne's Common Stock is traded in the
     ------------------
over-the-counter market on the Nasdaq SmallCap Market. The high and low closing bid prices of the Common Stock during 1995 and 1994 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.


1995     First Quarter Second Quarter Third Quarter Fourth Quarter
------   ------------- -------------- ------------- --------------
High         $4.88         $4.75         $4.88          $4.63
Low           3.50          3.75          4.13           2.88

1994     First Quarter Second Quarter Third Quarter Fourth Quarter
------   ------------- -------------- ------------- --------------
High        $10.88         $8.63         $5.50          $5.63
Low           7.00          3.50          4.13           3.38


(b)  Holders. As of March 22, 1996, there were approximately
     -------
123 holders of record of Envirodyne's Common Stock.

(c)  Dividends. Envirodyne has never paid a cash dividend on shares
     ---------
of its Common Stock. The payment of dividends is restricted by the terms of various financing agreements to which the Company is a party. The Company has no present intention of paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

                                            Post-consummation                     Pre-consummation
                                  ----------------------------------    -----------------------------------------------
                                    December            January  1       January 1      December            December
                                  30, 1994 to               to              to            27, 1991 to     28, 1990 to
                                    December             December         December       December           December
                                  28, 1995 (1)         29, 1994 (1)     31, 1993 (1)      31, 1992          26, 1991
                                  ------------         ------------     ------------    -----------        ----------
                                                  (in thousands, except for per  share amounts)

Net sales                           $650,212              $599,029        $587,385       $  575,705        $  543,969
(Loss) before extra-
  ordinary gain (loss) (2)(3)        (17,323)               (3,612)        (98,195)         (36,996)          (29,253)

Income (loss) including extra-
  ordinary gain (loss) (4)(5)        (21,519)               (3,612)         85,589          (36,996)          (31,755)

Per share (loss)
  before extraordinary
  gains (loss) (2)(3)                  (1.28)                 (.27)       (306,859)        (115,613)          (91,416)
Per share income (loss)
  including extraordinary
  gain (loss) (4)(5)                   (1.59)                 (.27)        267,466         (115,613)          (99,234)
Cash and equivalents
  and time deposits                   30,325                 7,289           7,743           14,062            16,075
Working capital (6)                  121,725                91,727          82,440         (736,643)         (708,064)
Total assets                         899,567               896,636         867,680        1,026,962         1,086,457

Debt obligations:
  Short-term debt (7)                 12,504                25,798          15,610           40,365            34,937
  Long-term debt reclassified
    as current                                                                              758,300           792,557
  Long-term debt                     530,181               489,358         482,379           12,524            18,833
Stockholders' equity (deficit)       117,096               135,349         135,000          (83,545)          (40,303)
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

(3) Includes charges of $104,745 of Reorganization items, net, in 1993. (Refer to Part IV, Item 14, Note 1 of Notes to Consolidated Financial Statements.)

(4) Includes an extraordinary gain of $183,784 in 1993 from the implementation of the Plan of Reorganization. (Refer to Part IV, Item 14, Note 1 of Notes to Consolidated Financial Statements.)

(5) Includes an extraordinary loss on debt extinguishment in 1995 and in 1991.

(6) Includes $758,300 and $792,557 of long-term debt reclassified as current at December 31, 1992 and December 26, 1991, respectively.

(7)    Includes current portion of long-term debt.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                             December 30,   January 1  January 1
                               1994 to        to          to
                             December 28, December 29, December 31,
                                 1995         1994        1993
                             -----------  -----------  -----------
                                        (in thousands)
Net sales:
  Food packaging products       $574,266    $530,179     $522,363
  Disposable foodservice
    supplies                      76,138      68,996       66,383
  Other and eliminations            (192)       (146)      (1,361)
                                --------    --------     --------
                                $650,212    $599,029     $587,385
                                ========    ========     ========
Operating income:
  Food packaging products        $39,183    $ 48,145     $ 53,432
  Disposable foodservice
    supplies                       4,959       6,514        5,223
  Other and eliminations          (6,007)     (5,982)      (5,023)
                                --------    --------     --------
                                 $38,135    $ 48,677     $ 53,632
                                ========    ========     ========

Depreciation and amortization
  under capital lease and
  amortization of
  intangibles expense:
  Food packaging products        $51,404     $47,207     $ 46,715
  Disposable foodservice
    supplies                       4,581       4,125        5,624
  Corporate and other                 76          55           59
                                --------    --------     --------
                                 $56,061    $ 51,387     $ 52,398
                                ========    ========     ========
Capital expenditures:
  Food packaging products        $30,744    $ 28,534     $ 37,673
  Disposable foodservice
    supplies                       3,687       4,012        3,100
  Corporate and other                 34          20          114
                                --------    --------     --------
                                 $34,465     $32,566     $ 40,887
                                ========    ========     ========

Results of Operations
---------------------

The Company's 1995 net sales were $650.2 million, which represented an 8.5% increase over the prior year's sales of $599.0 million.

Net sales in 1995 for Viskase increased 10.4% over the prior year due to the expansion of European, Latin American and Asian Pacific sales, selected price increases, increased worldwide film sales, combined with the favorable effects of foreign currency translation.

External factors affected casing sales in both the domestic and foreign markets. These included a general softness in hot dog sales in the U.S. and a weakening of processed meat sales in Europe. In addition, Viscofan, S.A., a Spanish small diameter casing producer entered the U.S. market in November 1994. Although the Company has yet to experience significant volume loss to Viscofan, management believes that Viskase will experience further pricing pressures as a result of Viscofan's entrance into the domestic market.

Sandusky's sales declined 15% due to an 11% reduction in dairy and deli container sales combined with the loss of Scott Paper Company's premoistened baby wipe container business. The loss in container sales is primarily attributed to a shift in demand from thermoformed to injection molded containers. The Company has added and will add additional injection molding equipment in 1996 to increase capacity. This effort is expected to substantially contribute to improving the Company's competitiveness in this market.

Clear Shield's net sales increased 10.4% primarily due to selling price increases along with an increase in the retail product group sales volume.
The Company's 1994 net sales were $599 million, which represented a 2.0% increase over the prior year's sales of $587.4 million.

Net sales for 1994 for Viskase increased 2.5% over the prior year due to the impact of increased film sales and foreign currency translation. Sandusky's sales declined 8.1% due to the reduction in the baby wipe container sales partially offset by an increase in dairy and deli container volumes. Clear Shield's net sales increased 3.9% primarily due to the impact of third and fourth quarter price increases combined with some volume increases in the wrapped cutlery and retail product lines.

Operating income for 1995 was $38.1 million, which represented a decline of $10.5 million from the prior year. Operating income in 1994 benefitted from a net $8.7 million settlement of a patent infringement suit. The decline in gross margins in 1995 was due to price competition in domestic and foreign markets, lower casing volumes, continued effect of resin price increases through the third quarter of 1995, primarily at Clear Shield and Sandusky, and loss of dairy and deli container and baby wipe container volume. Operating income in 1995 reflected increased selling, general and administrative expenses resulting from strategic expansion in foreign markets including Europe, Latin America and Australia, partially offset by lower research and development costs and the consolidation of Sandusky's manufacturing operations. Operating income for 1994 was $48.7 million, which represented a decline of $5.0 million from the prior year. Pro forma operating income for 1993, giving effect to fresh start reporting and the implementation of the Plan of Reorgniazation with the related financing as if such events had taken place on January 1, 1993, was $54.6 million. The decline in gross margins in 1994 was due to the impact of price competition in dairy and deli containers and in foreign markets, reduced by baby wipe container sales and increased resin prices. Selling, general and administrative expenses in 1994 included $1.6 million of additional patent legal expenses (approximately $.8 million of which were legal expenses related to the $9.5 million patent infringement litigation settlement), expansion in Central and South America, additional corporate costs relating to increased insurance and other costs associated with Envirodyne's status as a public company following its emergence from bankruptcy, as well as increased expenditures on research and development.

During 1993, Scott notified Sandusky of its intention to purchase containers from other suppliers, and the change was completed in September 1994. Sandusky closed its Clayton, Delaware facility, which was primarily dedicated to the production of baby wipe containers, in December 1994, and has consolidated its manufacturing operations at its Sandusky, Ohio thermoforming facility.

Net interest expense for 1995 totaled $56.7 million, which represented an increase of $7.5 million from 1994. The increase is attributable equally to an increase in borrowing levels and an increased weighted interest rate during 1995.

Other income (expense) of $(1.7) million and $1.7 million in 1995 and 1994, respectively, includes net foreign currency translation gains (losses) of $(.1) million and $2.7 million, respectively.

The extraordinary loss represents the write-off of unamortized financing fees related to the Company's senior secured bank facility that was refinanced by a private placement. The extraordinary loss of $4.2 million is net of a tax benefit of $2.6 million. (Refer to Part IV, Item 14, Note 9 of Notes to
Consolidated Financial Statements.)

The Company has entered into forward foreign exchange contracts to hedge certain foreign currency transactions on a continuing basis for periods consistent with its committed foreign exchange exposures. The effect of this practice is to minimize the effect of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to additional exchange risk because gains and losses on these contracts offset losses and gains on the transactions being hedged. The cash flows from forward contracts are classified consistent with the cash flows from the transactions or events being hedged.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995 and established financial accounting and reporting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. The Company's adoption of this statement in 1995 did not have a significant impact on the Company's income from continuing operations nor cash flows.

The 1995 tax benefit consisted of the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. The 1994 and 1993 tax provisions consisted of the provisions on income from the U.S. and foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $2.9 million and a provision of $4.8 million, respectively, was provided on income (loss) before income taxes and extraordinary items of $(20.2) million and $1.2 million, respectively, for 1995 and 1994. Domestic cash income taxes paid in 1995, 1994 and 1993 were $640 thousand, $1.5 million and $91 thousand, respectively. Foreign cash income taxes paid in 1995, 1994 and 1993 were $4.3 million, $3.5 million, and $1.1 million, respectively. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

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

Operating income for 1993 was $53.6 million, which represented a decline of $13.6 million from the prior year. The decline in operating income resulted from intense price competition in containers and large diameter casings as well as price pressure in European, Latin American, Japanese and Canadian markets. The Company also recorded an additional $2 million of before tax expense for postretirement benefits due to the adoption on January 1, 1993 of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." For further discussion, refer to Part IV, Item 14, Note 11 of Notes to Consolidated Financial Statements.


Liquidity and Capital Resources
-------------------------------

Cash and equivalents increased by $23.0 million during the fiscal year ended December 28, 1995. Cash flows provided by operating activities of $39.0 million and cash flows provided by financing activities of $18.7 million exceeded cash flows used in investing activities of $34.4 million. Cash flows provided by operating activities were principally attributable to the effect of depreciation and amortization and a decrease in operating assets and liabilities offset by the Company's loss from operations. Cash flows provided by financing activities were principally attributable to issuance of the Company's senior secured notes net of the repayment of the Company's senior secured bank credit facility, Viskase's capital lease obligation and Viskase Limited's term loan. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment.

On June 20, 1995, Envirodyne completed the sale of $160 million aggregate principal amount of senior secured notes to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151.5 million of 12% Senior Secured Notes due 2000 and (ii) $8.5 million of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86.1 million domestic term loan, (ii) repay the $68.3 million of obligations under the Company's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 private placement, Envirodyne entered into a new $20 million domestic revolving credit facility (Revolving Credit Facility) and a new $28 million letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase S.A. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves which may be established in the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at December 28, 1995.

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

Capital expenditures for fiscal 1995 and 1994 totaled $34.4 million and $32.6 million, respectively. Capital expenditures for 1996 are expected to be approximately $34 million and in future years $31 million.

The Company has entered into interest rate agreements that cap $50 million of interest rate exposures at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $613 thousand of amortization of interest rate cap premium during the fiscal year ended December 28, 1995. The Company has not received any payments under the interest rate protection agreements.

The Company acquired the minority shareholder's interest in Viskase's Brazilian subsidiary for $4.2 million during the first quarter of 1994.

The Company has spent approximately $11 million to $17 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years, and the 1996 research and development and product introduction expenses are expected to be approximately $10 million. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

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

                            PART III
                            --------

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
The information required by this Item is set forth in the Proxy
Statement in the section entitled "Certain Relationships and Related Transactions" and is incorporated by reference to the Proxy Statement. See also Part IV, Item 14, Note 20 of Notes to
Consolidated Financial Statements.


                             PART IV
                             -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ---------------------------------------------------
         ON FORM 8-K
         -----------
(a) 1.  Financial statements:                                PAGE
        --------------------
        Report of independent accountants

        Consolidated balance sheets, December 28, 1995 and
           December 29, 1994

        Consolidated statements of operations, for December 30, 1994 to December 28, 1995 (Post-consummation);
           January 1 to December 29, 1994 (Post-consummation);
           and January 1 to December 31, 1993 (Pre-consummation);

        Consolidated statements of stockholders' equity (deficit), for December 30, 1994 to December 28, 1995
           (Post-consummation); January 1 to December 29, 1994
           (Post-consummation); and January 1 to December 31, 1993 (Pre-consummation);

        Consolidated statements of cash flows, for December
           30, 1994 to December 28, 1995 (Post-consummation); January 1 to December 29, 1994 (Post-consummation); and January 1 to December 31, 1993 (Pre-consummation);

        Notes to consolidated financial statements


(a) 2.  Financial statement schedules for the periods December 30,
        ---------------------------------------------------------
        1994 to December 28, 1995; January 1 to December 29, 1994;
        ---------------------------------------------------------
        and January 1 to December 31, 1993:
        ----------------------------------
    II   Valuation and qualifying accounts


Schedules other than those listed are omitted because they are not required, are not applicable, or because equivalent information has been included in the financial statements and notes thereto or elsewhere herein.

(b)     Reports on Form 8-K. On December 13, 1995, Envirodyne filed
        -------------------
        a Current Report on Form 8-K to disclose the settlement agreement relating to Frank Lumpkin, et al. v. Envirodyne
                              -----------------------------------
        Industries, Inc.
        ---------------

(c) Exhibits:
    --------
Exhibit No    Description of Exhibits                     Page
----------    ------------------------------------------
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

   4.1  Indenture dated as of December 31, 1993
        between Envirodyne Industries, Inc. and Bankers
        Trust Company, as Trustee, relating to the 10-
        1/4% Notes Due 2001 of Envirodyne Industries,
        Inc. including form of 10-1/4% Note Due 2001
        (incorporated herein by reference to Exhibit 4.1
        to Form 8-K filed January 19, 1994 of Envirodyne
        Industries, Inc.).                                   *

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

 4.3    Indenture dated as of June 20, 1995 (the
        "Indenture") between Envirodyne Industries, Inc.
        and Shawmut Bank Connecticut, National
        Association, as Trustee (incorporated by
        reference to Exhibit 4.3 to the Registration
        Statement on Form S-4 of Envirodyne Industries,
        Inc. filed July 20, 1995).                           *

 4.4    Forms of the Notes issued pursuant to the
        Indenture (included in Exhibit 4.3).                 *

 4.5    Exchange and Registration Rights Agreement dated
        as of June 20, 1995 between Envirodyne
        Industries, Inc. and the purchasers of the Notes (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Envirodyne
        Industries, Inc. filed July 20, 1995).              *

 4.6    Guaranty Agreement, dated as of June 20, 1995,
        made by Clear Shield National, Inc., Sandusky
        Plastics, Inc., Sandusky Plastics of Delaware,
        Inc., Viskase Corporation, Viskase Holding
        Corporation and Viskase Sales Corporation, in
        favor of BT Commercial Corporation, as
        Collateral Agent (incorporated by reference to
        Exhibit 4.6 to the Registration Statement on
        Form S-4 of Envirodyne Industries, Inc. filed
        July 20, 1995).                                       *

 4.7 Pledge Agreement, dated as of June 20, 1995, made by Envirodyne Industries, Inc. to BT Commercial
        Corporation, as Collateral Agent (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to the Registration Statement on Form S-4 of Envirodyne Industries, Inc. filed September 21,
        1995).                                                *

 4.8    Security Agreement, dated as of June 20, 1995,
        made by Envirodyne Industries, Inc. in favor of
        BT Commercial Corporation, as Collateral Agent
        (incorporated by reference to Exhibit 4.8 to
        Amendment No. 2 to the Registration Statement on
        Form S-4 of Envirodyne Industries, Inc. filed
        September 21, 1995).                                    *

 4.9 Form of Subsidiary Security Agreement, dated as of June 20, 1995, made by each applicable
        Subsidiary in favor of BT Commercial
        Corporation, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Registration Statement on Form S-4 of Envirodyne Industries, Inc. filed September 21,
        1995).                                                   *

 4.10   Intellectual Property Security Agreement, dated
        as of June 20, 1995, made by Viskase Corporation
        in favor of BT Commercial Corporation, as
        Collateral Agent (incorporated by reference to
        Exhibit 4.10 to Amendment No. 2 to the
        Registration Statement on Form S-4 of Envirodyne
        Industries, Inc. filed September 21, 1995).               *

 4.11   First Supplemental Indenture, dated as of October
        13, 1995, between Envirodyne Industries, Inc.
        and Shawmut Bank Connecticut, National
        Association, as Trustee (incorporated by reference to Exhibit 4.11 to Amendment No. 3 to the Registration Statement on Form S-4 of
        Envirodyne Industries, Inc. filed October 17,
        1995).                                                    *

10.1    Participation Agreement dated as of December 18,
        1990 among Viskase Corporation, as Lessee,
        Envirodyne Industries, Inc., as Guarantor,
        General Electric Capital Corporation, as Owner
        Participant, and The Connecticut National Bank,
        as Owner Trustee (incorporated herein by
        reference to Exhibit 10.24 to Form 8-K, filed
        January 22, 1991, of Envirodyne
        Industries, Inc.).                                        *

10.2    Lease Agreement dated as of December 18, 1990
        between The Connecticut National Bank, Owner
         Trustee, as Lessor and Viskase Corporation, as
         Lessee (incorporated herein by reference to
         Exhibit 10.25 to Form 8-K, filed January 22,
         1991, of Envirodyne Industries, Inc.).                  *

10.3    Appendix A; Definitions relating to the
        Participation Agreement, the Lease and the
        Ground Lease (incorporated herein by reference
        to Exhibit 10.26 to Form 8-K, filed January 22,
        1991, of Envirodyne Industries, Inc.).                  *

10.4    Ground Lease dated as of December 18, 1990
        between Viskase Corporation, as Ground Lessor,
        and The Connecticut National Bank, as Ground
        Lessee (incorporated herein by reference to
        Exhibit 10.27 to Form 8-K, filed January 22,
        1991, of Envirodyne Industries, Inc.).                  *

10.5    Guaranty Agreement dated as of December 18, 1990,
        among Envirodyne Industries, Inc.; Clear Shield
        National, Inc.; Sandusky Plastics of Delaware,
        Inc.; Viskase Sales Corporation, all as
        Guarantors; The Connecticut National Bank, as
        Owner Trustee; and General Electric Capital
        Corporation, as Owner Participant (incorporated
        herein by reference to Exhibit 10.28 to Form
        8-K, filed January 22, 1991, of Envirodyne
        Industries, Inc.).                                         *

10.6    Trust Agreement dated as of December 18, 1990
        between General Electric Capital Corporation, as
        Owner Participant, and The Connecticut National
        Bank, as Owner Trustee (incorporated herein by
        reference to Exhibit 10.29 to Form 8-K, filed
        January 22, 1991, of Envirodyne
        Industries, Inc.).                                         *

10.7    Amended and Restated Management Services
        Agreement Dated December 31, 1993 between
        Envirodyne Industries, Inc. and D.P. Kelly and
        Associates, L.P. (incorporated herein by
        reference to Exhibit 99.2 to Form 8-K filed
        January 19, 1994 of Envirodyne Industries,
        Inc.). +                                                   *

10.8    Envirodyne Industries, Inc. 1993 Stock Option
        Plan (incorporated herein by reference to Exhibit
        10.10 to Form 10-K filed March 29, 1994 of
        Envirodyne Industries, Inc.). +                            *

10.9    Envirodyne Industries, Inc. Corporate Office
        Management Incentive Plan for Fiscal Year 1995. +

10.10   Envirodyne Industries, Inc. Long-Term Incentive
        Plan (incorporated herein by reference to Exhibit
        10.34 to Form 10-Q for the fiscal quarter ended
        June 27, 1991, filed August 12, 1991, of
        Envirodyne Industries, Inc.). +                             *

10.11   Envirodyne Industries, Inc. Parallel Envirodyne
        Non-Qualified Thrift Plan (incorporated herein by
        reference to Exhibit 10.35 to Form 10-Q for the
        fiscal quarter ended June 27, 1991, filed August
        12, 1991, of Envirodyne Industries, Inc.). +                *

10.12   Note Agreement, dated as of June 20, 1995,
        between Envirodyne Industries, Inc. and each of
        the purchasers identified therein (incorporated by
        reference to Exhibit 10.10 to the Registration
        Statement on Form S-4 of Envirodyne Industries,
        Inc. filed July 20, 1995).                                   *

10.13   Letter Agreement, dated as of June 20, 1995,
        between Envirodyne Industries, Inc. and certain
        purchasers of the Notes (incorporated by reference
        to Exhibit 10.11 to the Registration Statement on
        Form S-4 of Envirodyne Industries, Inc. filed July
        20, 1995).                                                     *

10.14   Revolving Credit Agreement, dated as of June 20,
        1995, between Envirodyne Industries, Inc. and The
        Prudential Insurance Company of America
        (incorporated by reference to Exhibit 10.12 to the
        Registration Statement on Form S-4 of Envirodyne
        Industries, Inc. filed July 20, 1995).                      *


10.15   Credit Agreement, dated as of June 20, 1995,
        among Envirodyne Industries, Inc., the lenders
        identified therein and BT Commercial Corporation,
        as Agent (incorporated by reference to Exhibit
        10.13 to the Registration Statement on Form S-4 of
        Envirodyne Industries, Inc. filed July 20, 1995).            *

10.16   Intercreditor and Collateral Agency Agreement,
        dated as of June 20, 1995, among BT Commercial
        Corporation, The Prudential Insurance Company of
        America, Shawmut Bank Connecticut, National
        Association, and certain other parties identified
        therein (incorporated by reference to Exhibit
        10.14 to the Registration Statement on Form S-4 of
        Envirodyne Industries, Inc. filed July 20, 1995).          *

10.17   GECC Intercreditor Agreement, dated as of June
        20, 1995, among BT Commercial Corporation, General
        Electric Capital Corporation, Shawmut Bank
        Connecticut, National Association, Envirodyne
        Industries, Inc. and Viskase Corporation
        (incorporated by reference to Exhibit 10.15 to the
        Registration Statement on Form S-4 of Envirodyne
        Industries, Inc. filed July 20, 1995).                     *

10.18 First Amendment under Revolving Credit Agreement, dated as of June 20, 1995, between Envirodyne Industries, Inc. and The Prudential Insurance
        Company of America (incorporated by reference to
        Exhibit 10.16 to Amendment No. 3 to the
        Registration Statement on Form S-4 of Envirodyne
        Industries, Inc. filed October 17, 1995).            *

10.19   Amendment No. 1 to Credit Agreement, dated as of
        June 20, 1995, between Envirodyne Industries, Inc.
        and BT Commercial Corporation, individually and as
         agent (incorporated by reference to Exhibit 10.17
        to Amendment No. 3 to the Registration Statement
        on Form S-4 of Envirodyne Industries, Inc. filed
        October 17, 1995).                                     *

11.1    Statement re computation of per share earnings.       **

21.1    Subsidiaries of the registrant.                       **
23.1    Consent of Independent Accountants                    **

*  Previously filed, incorporated by reference.
** Filed herewith
+ Management contract or compensatory plan or arrangement.

(d)    Financial statement schedules required by Regulation S-X.
       --------------------------------------------------------
Index to financial statements of Viskase Holding Corporation and subsidiaries.

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

                                  ENVIRODYNE INDUSTRIES, INC.
                                  --------------------------
                                  (Registrant)

                                  By: /s/
                                      ---------------------------
                                      Donald P. Kelly
                                      Chairman, Chief Executive
                                      Officer and President

                                  By:/s/
                                     ----------------------------
                                     J.S. Corcoran
                                     Executive Vice President and
                                       Chief Financial Officer

Date:   March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March 1996.



/s/                                /s/
------------------------------     -----------------------------
Robert N. Dangremond (Director)    Michael E. Heisley (Director)


/s/                                /s/
------------------------------     -----------------------------
Avram A. Glazer (Director)         Gregory R. Page (Director)


/s/                                /s/
------------------------------     -----------------------------
Malcolm I. Glazer (Director)       Mark D. Senkpiel (Director)


/s/
------------------------------
F. Edward Gustafson (Director)

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirodyne Industries, Inc. and Subsidiaries as of December 28, 1995 and December 29, 1994, and the consolidated results of their operations and their cash flows for the period December 30, 1994 to December 28, 1995 and January 1 to December 29, 1994 (Post-consummation) and January 1 to December 31, 1993 (Pre-consummation), in conformity with generally accepted accounting principles. In addition, in our opinion the schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.

Chicago, Illinois
March 26, 1996

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS



                                  December 28,   December 29,
                                       1995          1994
                                  ------------   -----------
                                        (in thousands)

ASSETS
  Current assets:
    Cash and equivalents               $ 30,325    $   7,289
    Receivables, net                     89,454       86,868
    Inventories                          99,474      110,483
    Other current assets                 21,646       19,466
                                       --------     --------
        Total current assets            240,899      224,106

  Property, plant and equipment,
    including those under
    capital leases                      545,491      506,099
    Less accumulated depreciation
      and amortization                   75,987       35,761
                                       --------     --------
    Property, plant and
      equipment, net                    469,504      470,338

  Deferred financing costs                8,090        9,143
  Other assets                           45,589       47,181
  Excess reorganization value           135,485      145,868
                                       --------     --------
                                       $899,567     $896,636
                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including
      current portion of long-term
      debt and obligations
      under capital leases             $ 12,504   $   25,798
    Accounts payable                     39,117       34,335
    Accrued liabilities                  67,553       72,246
                                       --------     --------
        Total current liabilities       119,174      132,379
  Long-term debt including obliga-
    tions under capital leases          530,181      489,358

  Accrued employee benefits              55,626       56,217
  Deferred and noncurrent income taxes   77,490       83,333

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      13,579,460 shares issued and
      outstanding at
      December 28, 1995 and
      13,515,000 shares at
      December 29, 1994                     136          135
    Paid in capital                     134,864      134,865
    Accumulated (deficit)               (25,131)      (3,612)
    Cumulative foreign currency
      translation adjustments             7,227        3,961
                                       --------     --------
         Total stockholders' equity     117,096      135,349
                                       --------     --------
                                       $899,567     $896,636
                                       ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                              52 weeks             52 weeks          52 weeks
                                             December 30,          January 1,        January 1,
                                               1994 to                to                 to
                                             December 28,         December 29,      December 31,
                                                1995                  1994              1993
                                             -----------          -----------       -----------
                                              (in thousands, except for number of shares
                                                         and per share amounts)

NET SALES                                     $650,212              $599,029        $ 587,385
  Patent infringement settlement income                                9,457

COSTS AND EXPENSES
  Cost of sales                                485,048               435,760          418,692
  Selling, general and administrative          111,230               108,437           99,350
  Amortization of intangibles and
    excess reorganization value                 15,799                15,612           15,711
                                              --------              --------         --------
OPERATING INCOME                                38,135                48,677           53,632
  Interest income                                  670                   307              931
  Interest expense                              57,336                49,514           31,190
  Other expense (income), net                    1,710                (1,668)           5,540
  Minority interest in loss of subsidiary                                 50              717
                                              --------              --------         --------
INCOME (LOSS) BEFORE INCOME TAXES,
  REORGANIZATION ITEMS
  AND EXTRAORDINARY ITEMS                      (20,241)                1,188           18,550

  Reorganization items, net                                                           104,745
                                              --------              --------         --------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS                      (20,241)                1,188          (86,195)

  Income tax provision (benefit)                (2,918)                4,800           12,000
                                              --------              --------         --------
(LOSS) BEFORE EXTRAORDINARY ITEMS              (17,323)               (3,612)         (98,195)

  Extraordinary gain (loss), net of tax         (4,196)                               183,784
                                              --------              --------         --------
NET INCOME (LOSS)                             $(21,519)             $ (3,612)        $ 85,589
                                              ========              ========         ========

WEIGHTED AVERAGE COMMON SHARES              13,516,771            13,500,703              320
                                            ==========            ==========              ===

PER SHARE AMOUNTS:
(LOSS) BEFORE EXTRAORDINARY ITEMS             $  (1.28)           $     (.27)       $(306,859)
                                              ========            ==========        =========
NET INCOME (LOSS)                             $  (1.59)           $     (.27)       $ 267,466
                                              ========            ==========        =========

Due to the implementation of the Plan of Reorganization and Fresh Start Reporting, the consolidated statement of operations for the fiscal years ended December 28, 1995 and December 29, 1994 are not comparable to the fiscal year ended December 31, 1993. (Refer to Note 1 of Notes to
Consolidated Financial Statements.)

The accompanying notes are an integral part of the consolidated financial statements.


            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             Cumulative
                                                                               Foreign       Total
                                                                              Currency    Stockholders'
                                   Common         Paid in    Accumulated     Translation      Equity
                                   Stock          Capital     (Deficit)      Adjustments    (Deficit)
                                   ------         -------    -----------     -----------   ----------
                                                  (in thousands)

Balance December 31, 1992            $  1        $ 12,900       $(98,776)       $ 2,330      $(83,545)
Net income                                                        85,589                       85,589
Translation adjustments                                                          (2,044)       (2,044)
Cancellation of preconsummation
  Common Stock                         (1)        (12,900)                                    (12,901)
Elimination of accumulated deficit
  and cumulative foreign currency
  translation adjustments                                         13,187           (286)       12,901
                                     ----        --------       --------        -------      --------
                                     $  0        $      0       $      0        $     0      $      0

========================================================================================================

Issuance of new Common Stock         $135        $134,865                                    $135,000
                                     ----        --------                                    --------
Balance December 31, 1993             135         134,865                                     135,000
Net (loss)                                                      $ (3,612)                      (3,612)
Translation adjustments                                                          $ 3,961        3,961
                                     ----        --------       --------         -------     --------
Balance December 29, 1994             135         134,865         (3,612)          3,961      135,349
Net (loss)                                                       (21,519)                     (21,519)
Issuance of Common Stock                1              (1)
Translation adjustments                                                            3,266        3,266
                                     ----        --------       --------         -------     --------
Balance December 28, 1995            $136        $134,864       $(25,131)         $7,227     $117,096
                                     ====        ========       ========          ======     ========

Due to the implementation of the Plan of Reorganization and Fresh Start Reporting, the stockholders' equity for the fiscal years ended December 28, 1995 and December 29, 1994 are not comparable to the fiscal year ended December 31, 1993. (Refer to Note 1 of Notes to Consolidated Financial Statements.)


The accompanying notes are an integral part of the consolidated financial statements.


             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             December 30,            January 1,          January 1,
                                               1994 to                   to                 to
                                             December 28,           December 29,        December 31,
                                                 1995                   1994                1993
                                             -----------            -----------         -----------
                                                                   (in thousands)

Cash flows from operating activities:
  (Loss) before extraordinary item             $(17,323)              $ (3,612)          $ (98,195)
  Extraordinary gain (loss)                      (4,196)                                   183,784
                                               --------               --------           ---------
  Net income (loss)                             (21,519)                (3,612)             85,589
  Adjustments to reconcile net income
    (loss) to net cash
    provided by operating activities:
    Depreciation and amortization
       under capital leases                      40,262                 35,775              36,687
    Amortization of intangibles and
       excess reorganization value               15,799                 15,612              15,711
    Amortization of deferred financing
       fees and discount                          2,196                  1,569               2,418
    Increase (decrease) in deferred
       and noncurrent income taxes               (6,450)                   (52)              9,547
    Loss on debt extinguishment                   6,778
    Foreign currency transaction loss (gain)     (1,233)                (3,465)              3,380
    Loss (gain) on sales of property,
       plant and equipment                           73                     (9)                650
    Reorganization items and
       fresh start reporting                                                                (79,039)

    Changes in operating assets
      and liabilities:
      Accounts receivable                          (839)               (11,257)             (1,319)
      Inventories                                12,741                (10,548)              4,163
      Other current assets                       (1,837)                (1,607)             (2,152)
      Accounts payable and
        accrued liabilities                      (1,670)                 3,774              15,894
      Other                                      (5,334)                (2,894)                672

                                               --------               --------           ---------
    Total adjustments                            60,486                 26,898               6,612
                                               --------               --------           ---------
      Net cash provided by
        operating activities before
        reorganization expense                   38,967                 23,286              92,201
      Net cash used for
        reorganization items                                                               (14,929)
                                               --------               --------           ---------
      Total net cash provided by
        operating activities                     38,967                 23,286              77,272

Cash flows from investing activities:
  Capital expenditures                          (34,465)               (32,566)            (40,887)
  Proceeds from sale of property,
    plant and equipment                              86                    359                 124
  Purchase of minority interest
    in subsidiary                                                       (4,200)
                                               --------               --------           ---------
      Net cash (used in) investing
         activities                             (34,379)               (36,407)            (40,763)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long-term borrowings                        207,922                 37,668             106,003
  Deferred financing costs                       (7,887)                (1,608)             (9,779)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                  (181,375)               (22,617)           (138,736)
                                               --------               --------           ---------
      Net cash provided by (used in)
        financing activities                     18,660                 13,443             (42,512)

Effect of currency exchange
   rate changes on cash                            (212)                  (776)               (316)
                                               --------               --------           ---------
Net increase (decrease) in cash
   and equivalents                               23,036                   (454)             (6,319)
Cash and equivalents at
   beginning of period                            7,289                  7,743              14,062
                                               --------               --------           ---------
Cash and equivalents at end of period           $30,325               $  7,289           $   7,743
                                                =======               ========           =========

---------------------------------------------------------------------------------------------------
Supplemental cash flow information and
  noncash investing and financing activities:
  Interest paid                                 $55,030               $ 43,484           $  28,001
  Income taxes paid                             $ 4,895               $  5,058           $   1,154
  Capital lease obligations
    (machinery and equipment)                   $ 2,081

Due to the implementation of the Plan of Reorganization and Fresh Start Reporting, the consolidated statement of cash flows for the fiscal years ended December 28, 1995 and December 29, 1994 are not comparable to the fiscal year ended December 31, 1993. (Refer to Note 1 of Notes to
Consolidated Financial Statements.)

The accompanying notes are an integral part of the consolidated financial statements.

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   CHAPTER 11 REORGANIZATION PROCEEDINGS (dollars in thousands)

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

Pursuant to the Plan of Reorganization, Envirodyne's shares of common stock that were outstanding prior to the effective date were canceled. Emerald Acquisition Corporation, the sole stockholder of Envirodyne prior to the consummation of the bankruptcy, received no distribution pursuant to the Plan of Reorganization. The Plan of Reorganization provided for the initial issuance of approximately 13,500,000 new shares of Envirodyne common stock (subject to adjustment), warrants to purchase an additional 1,500,000 shares and distributions to major creditors as follows:

  -- Holders of Envirodyne's former Senior Discount Notes Due 1997 (14.5%) (Old Discount Notes) with an accreted value as of January 6, 1993 of $200,838 became entitled to receive a pro rata portion of $219,262 principal amount of 10 1/4% Senior Notes Due 2001 (10 1/4% Notes).

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

  -- Holders of allowed general unsecured claims of Envirodyne (as opposed to subsidiaries of Envirodyne) became entitled to receive 32.28 shares of common stock for each five hundred dollars amount of their prepetition claims, or a total of 8,070 shares of common stock, representing .06% of the common stock initially issued pursuant to the Plan of Reorganization. These claims totaled approximately $125. If the allowed amount of general unsecured claims of Envirodyne exceeds $125, for example upon the resolution of disputed claims, additional shares of common stock will have to be issued to the holders of allowed general unsecured claims of Envirodyne in order to provide equitable allocation of value among Envirodyne's unsecured creditors under the Plan of Reorganization. Such additional shares of common stock would be distributed with respect to allowed general unsecured claims of Envirodyne as follows: (i) approximately 2.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $125 and $25,000; (ii) approximately 5.61 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $25,000 and $50,000; (iii) approximately 9.22 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $50,000 and $75,000; and (iv) approximately 13.58 additional shares per five hundred dollars in claims in the event allowed general unsecured claims of Envirodyne are between $75,000 and $100,000. Refer to Note 23 for discussion on certain settled claims and open claims which, if determined adversely to Envirodyne, would result in the issuance of common stock.

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

The reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Statement of Operations for the period January 1 to December 31, 1993:


                                                      Income
                                                     (Expense)
Reorganization Items
-----------------------                             -------------
Legal, financial advisory and other
  fees associated with the
  Chapter 11 proceedings                               $ (14,929)
Write-off of deferred financing fees
  associated with the Bank
  Credit Agreement                                        (4,071)
Write-off of existing excess investment
  over net assets acquired, net
  of excess reorganization value recorded,
  and fair market value
  adjustments to assets and liabilities                  (85,745)
                                                       ---------
                                                       $(104,745)
                                                       =========
Extraordinary Gain
------------------
Accreted value of the Old Discount Notes
  less unamortized deferred financing                  $ 197,379
Principal amount of Old 14% Debentures
  plus accrued interest less
  unamortized deferred financing                         237,125
Principal amount of Old 13 1/2% Notes
  plus accrued interest less
  unamortized deferred financing                         103,918
Accreted value of 11 1/4% Pay-in-Kind Notes
  due to Related Party                                     5,658
Envirodyne untendered shares                               2,176
Envirodyne general unsecured creditors
  allowed claims                                              90
Principal amount of 10 1/4% Notes exchanged
  for Old Discount Notes                                (219,262)
Fair value of equity exchanged for
  Old 14% Debentures, Old 13 1/2% Notes
  and Envirodyne unsecured claims                       (135,000)
                                                       ---------
Extraordinary gain before tax provision                  192,084
Tax provision on extraordinary gain                        8,300
                                                       ---------
Extraordinary gain net of taxes                        $ 183,784
                                                       =========

Had the Fresh Start reporting and the Plan of Reorganization been implemented with the related financing at the beginning of 1993, the pro forma Envirodyne consolidated statement of operations would have been as follows:

  (in thousands, except for number of shares and per share amounts)

                                                     Pro forma
                                                    January 1 to
                                                  December 31, 1993
                                                  -----------------
                                                     (unaudited)

Net sales                                             $587,385
  Cost of sales                                        417,780
  Selling, general and administrative                   99,350
  Amortization of intangibles and
    excess reorganization cost                          15,612
                                                      --------
Operating income                                        54,643
  Interest income                                          931
  Interest expense                                      51,198
  Other expense (income), net                            5,540
  Minority interest in loss of subsidiary                  717
                                                      --------
Income before income taxes                                (447)
  Income tax provision                                   6,140
                                                      --------
Net (loss)                                            $ (6,587)
                                                      ========
Weighted average common shares                      13,500,703
Net (loss) per share                                     $(.49)
                                                         =====

The pro forma information reflects the changes in interest cost and depreciation and amortization due to the implementation of the Plan of Reorganization and Fresh Start Reporting.


2.  NATURE OF BUSINESS

Envirodyne manufactures food packaging products and foodservice supplies through three primary operating subsidiaries - Viskase, Sandusky and Clear Shield. The operations of these subsidiaries are primarily in North and South America and Europe. Viskase is a leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. The Company is also a leading domestic and international manufacturer of plasticized polyvinyl chloride (PVC) films, primarily for use in packaging food items. Through Sandusky, the Company is a producer of thermoformed and injection molded plastic containers, used in the packaging of cultured dairy and delicatessen products, and of horticultural trays and inserts. Finally, through Clear Shield, the Company is a major domestic producer of disposable plastic cutlery, drinking straws, custom dining kits and related products.


International Operations

Viskase has seven manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Sedgefield, England (Great Britain); Swansea, Wales (Great Britain); Guarulhos, Brazil and Nuevo Laredo, Mexico.

The aggregate of domestic exports and net sales of foreign operations represents approximately 56% of Viskase's total net sales.

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

All of Sandusky's and Clear Shield's operations are located in the United States.


Sales and Distribution

Viskase sells its products in virtually every country in the world with principal markets in North America, Europe, Latin America and Asia Pacific. In the United States, Viskase has a staff of technical sales representatives responsible for sales to fresh meat, processed meat and poultry producers. Approximately 50 distributors market Viskase products to customers in Europe, Africa, Asia, and Latin America. Its products are marketed through its own subsidiaries in the United Kingdom, Germany, France, Italy, Russia, Brazil, Mexico and Australia.

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

In the United States, Viskase operates casings service centers in Atlanta, Georgia, and Bensalem, Pennsylvania, as well as service centers within the Chicago, Illinois, and Pauls Valley, Oklahoma, plants. In Europe, Viskase operates casings service centers in Milan, Italy, Pulheim, Germany, and Moscow, Russia. Viskase also operates a service center in Brisbane, Australia. These service centers provide finishing, inventory and delivery services to Viskase customers.

Sandusky's and Clear Shield's sales are predominantly in the United
States.


Competition

Viskase is one of the world's leading producers of cellulosic casings and a major producer of films. From time to time, Viskase experiences reduced market share or reduced profits due to price competition; however, management believes that such market conditions will not result in any long-term material loss of business.

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

Clear Shield's primary competitors include several major corporations, some of which are larger and better capitalized than Clear Shield and, in some cases, offer a wider product line than Clear Shield. Clear Shield's competitors periodically engage in aggressive price discounting to gain business. Clear Shield management believes, however, that such market conditions will not result in any long-term material loss of business for Clear Shield, although its profit margins may be affected from time to time.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications have been made to the prior years' financial statements to conform to the 1995 presentation.

(C)  Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(D)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $24,536 and $821 of short-term investments at December 28, 1995 and December 29, 1994, respectively.

(E)  Inventories

Domestic inventories are valued primarily at the lower of last-in, first-out (LIFO) cost or market. Remaining amounts, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(F)  Property, plant and equipment

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



(G)  Deferred financing costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

(H)  Patents

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

(I) Excess reorganization value and excess investment over net assets acquired, net

Excess reorganization value is amortized on the straight-line method over 15 years. Accumulated amortization of excess reorganization value totaled $20 million and $10 million at December 28, 1995, and December 29, 1994, respectively.

Cost in excess of net assets acquired, net was amortized on a straight-line method over 40 years in fiscal 1993.

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

(J)  Pensions

The North American operations of Viskase and the Company's operations in Europe have defined benefit retirement plans covering substantially all salaried and full time hourly employees. Pension cost is computed using the projected unit credit method.

The Company's funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations.

(K)  Postretirement benefits other than pensions

The North American operations of Viskase have postretirement health care and life insurance benefits. Effective January 1, 1993, postretirement benefits other than pensions are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions."

(L)  Postemployment benefits

Effective December 31, 1993 and in conjunction with the Fresh Start Reporting, the Company adopted SFAS No. 112 "Employers Accounting for Postemployment Benefits." The impact of adopting SFAS No. 112 was not material.

(M)  Income taxes

Income taxes are accounted for in accordance with SFAS No. 109. Tax provisions and benefits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years.

(N)  Net income (loss) per share

Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year. No effect has been given to options outstanding under the Company's stock option plans and warrants issued pursuant to the Plan of Reorganization as their effect is anti-dilutive.

(O)  Revenue recognition

Sales to customers are recorded at the time of shipment net of discounts and allowances.

(P)  Foreign currency contracts

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

(Q)  Stock-based compensation

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value acounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 26, 1996. The Company believes that adoption is not expected to have a material impact on its financial condition as the Company will not adopt the fair value accounting, but will instead comply with the disclosure requirements.

4.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $3,224 and $2,136 at December 28, 1995, and at December 29, 1994, respectively.
Envirodyne has a broad base of customers, with no single customer accounting for more than 5% of sales.

5.  INVENTORIES (dollars in thousands)

Inventories consisted of:
                                 December 28,      December 29,
                                     1995             1994
                                 -----------       -----------

Raw materials                      $17,150           $20,358
Work in process                     32,800            37,613
Finished products                   49,524            52,512
                                   -------          --------
                                   $99,474          $110,483
                                   =======          ========

Approximately 54% and 55% of the Company's inventories at December 28, 1995, and December 29, 1994, respectively, were valued at LIFO. These LIFO values exceeded current manufacturing cost by approximately $4,000 and $7,000 at December 28, 1995, and
December 29, 1994, respectively. Inventories were net of reserves for obsolete and slow moving inventory of $3,818 and $5,353 at December 28, 1995, and December 29, 1994, respectively.

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

The principal raw materials used by Sandusky and Clear Shield are thermoplastic resins, which are readily available from several domestic sources.


6.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                   December 28,      December 29,
                                       1995              1994
                                   -----------       -----------
Property, plant and equipment:
  Land and improvements              $ 16,369         $ 15,930
  Buildings and improvements           81,767           76,202
  Machinery and equipment             292,176          256,621
  Construction in progress             15,938           20,178
Capital leases:
  Machinery and equipment             139,241          137,168
                                     --------         --------
                                     $545,491         $506,099
                                     ========         ========

Maintenance and repairs charged to costs and expenses for 1995, 1994, and 1993 aggregated $33,227, $33,045 and $32,636, respectively.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years.

7.  OTHER ASSETS (dollars in thousands)

Other assets were comprised of:

                                      December 28,  December 29,
                                         1995          1994
                                      -----------   -----------

Patents                                 $50,000       $50,000
  Less accumulated amortization          10,000         5,000
                                        -------       -------
    Patents, net                         40,000        45,000
Other                                     5,589         2,181
                                        -------       -------
                                        $45,589       $47,181
                                        =======       =======

Patents are amortized on the straight-line method over an estimated average useful life of ten years.


8.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:

                                      December 28,  December 29,
                                         1995          1994
                                      -----------   -----------

Compensation and employee benefits      $31,997       $33,521
Taxes, other than on income               6,535         6,454
Accrued interest                          2,535         3,630
Accrued volume and sales discounts       13,218        11,958
Accrued reorganization fees
   and expenses                           2,027         3,167
Other                                    11,241        13,516
                                        -------       -------
                                        $67,553       $72,246
                                        =======       =======

9.  DEBT OBLIGATIONS (dollars in thousands)

On June 20, 1995, Envirodyne completed the sale of $160,000 aggregate principal amount of senior secured notes (Senior Secured Notes) to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86,125 domestic term loan, (ii) repay the $68,316 of obligations under the Company's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and
(iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase S.A. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), borrowing base limitations measured by accounts receivable and inventory of the Company and reserves which may be established at the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at December 28, 1995.

The Company recognized an extraordinary loss of $6,778 representing the write-off of deferred financing fees related to the June 20, 1995 debt refinancing. The extraordinary loss, net of applicable income taxes of $2,582, was included in the Company's Statement of Operations for the quarter ended June 29, 1995.

The $151,500 tranche of Senior Secured Notes bears interest at a rate of 12% per annum and the $8,500 tranche bears interest at a rate equal to the six month London Interbank Offered Rate (LIBOR) plus 575 basis points. The current interest rate on the floating rate tranche is approximately 11.4%. The interest rate on the floating rate tranche is reset semi-annually on June 15 and December 15. Interest on the Senior Secured Notes is payable each June 15 and December 15.

On June 15, 1999, $80,000 of the aggregate principal amount of the Senior Secured Notes is subject to a mandatory redemption. The remaining principal amount outstanding will mature on June 15, 2000. In the event the Company has Excess Cash Flow (as defined) in excess of $5,000 in any fiscal year, beginning with fiscal 1995, Envirodyne will be required to make an offer to purchase Senior Secured Notes together with any borrowed money obligations outstanding under the Revolving Credit Facility, on a pro rata basis, in an amount equal to the Excess Cash Flow at a purchase price of 100% plus any accrued interest to the date of purchase. There was no Excess Cash Flow for fiscal 1995.

The Senior Secured Notes are redeemable, in whole or from time to time in part, at Envirodyne's option, at the greater of (i) the outstanding principal amount or (ii) the present value of the expected future cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon
                                  ----
to the date of purchase.

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

Envirodyne has entered into interest rate agreements that cap $50 million of interest rate exposure at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $613 of amortization of the interest rate cap premium during fiscal 1995. Envirodyne has not received any payments under the interest rate protection agreements.

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

Had the refinancing taken place at the beginning of 1995, the pro forma Envirodyne consolidated statement of operations would have been:

 (in thousands, except for number of shares and per share amounts)

                              Pro forma December 30, 1994
                                 to December 28, 1995
                              ---------------------------

Net sales                                  $650,212
  Cost of sales                             485,048
  Selling, general and administrative       111,230
  Amortization of intangibles and
    excess reorganization cost               15,799
                                           --------
Operating income                             38,135
  Interest income                               670
  Interest expense                           60,213
  Other expense (income), net                 1,710
                                           --------
(Loss) before income taxes                  (23,118)
  Income tax (benefit)                       (4,040)
                                          ---------
Net (loss)                                $ (19,078)
                                          =========

Weighted average common shares           13,516,771
Net (loss) per share                         $(1.41)
                                             ======

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

 Year                                     Percentage
------                                    ----------
 1996                                         104%
 1997                                         103%
 1998                                         102%
 1999                                         101%
 2000 and thereafter                          100%

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

Outstanding short-term and long-term debt consisted of:

                                              December   December
                                              28, 1995   29, 1994
                                             ----------  ---------
Short-term debt, current maturity of
  long-term debt and capital lease
   obligations:

  Current maturity of Bank Term Loan                      $11,100
  Current maturity of Viskase Capital
    Lease Obligation                          $ 6,012       5,450
  Current maturity of Viskase Limited
    Term Loan (4.7%)                            2,033       1,882
  Other                                         4,459       7,366
                                              -------     -------
        Total short-term debt                 $12,504     $25,798
                                              =======     =======

Long-term debt:

  Bank Credit Agreement:
    Term Loan due 1999                                   $ 80,575
    Revolving Loan due 1999                                32,524
  12% Senior Secured Notes due 2000         $160,000
  10.25% Senior Notes due 2001               219,262      219,262
  Viskase Capital Lease Obligation           141,182      147,194
  Viskase Limited Term Loan (4.7%)             7,115        8,466
  Other                                        2,622        1,337
                                            --------     --------
        Total long-term debt                $530,181     $489,358
                                            ========     ========

The fair value of the Company's debt obligation (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At
December 28, 1995, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligations) were $393,432 and $318,053, respectively.

The average interest rate on short-term borrowing during 1995 was 10.1%.

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

Annual rental payments under the Lease will be approximately
$19.2 million through 1997, $21.4 million in 1998 and $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4 million currently if the Company achieves and maintains certain financial ratios. As of December 28, 1995, the Company had met the required financial ratios and the letter of credit has been reduced by $4 million. The letter can be further reduced in 1997 or eliminated after 1998 if the Company achieves and maintains certain financial ratios. Envirodyne and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

The 1996 GECC lease payment of $19,227 was paid on February 28, 1996. Principal payments under the capital lease obligations for the years ended 1996 through 2000 range from approximately $6 million to $14 million.

The following is a schedule of minimum future lease payments under the capital lease obligations together with the present value of the net minimum lease payments as of December 28, 1995:

Year ending December
    1996                                         $ 19,714
    1997                                           19,658
    1998                                           21,636
    1999                                           23,766
    2000                                           23,766
    Thereafter                                    118,028
                                                 --------
    Net minimum lease payments                    226,568
    Less: Amount representing interest            (77,315)
                                                 --------
                                                 $149,253
                                                 ========

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                                   Total
                                                  -------
            1996                                  $ 9,019
            1997                                    9,418
            1998                                   12,313
            1999                                   95,477
            2000                                   95,669

10.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 28, 1995, are:

            1996                              $3,033
            1997                               2,291
            1998                               1,708
            1999                                 588
            2000                                 375
            Total thereafter
                                              ------
            Total minimum lease payments      $7,995
                                              ======

Total rent expense during 1995, 1994 and 1993 amounted to $6,749, $5,982 and $5,401, respectively.


11.  RETIREMENT PLANS

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 28, 1995, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service. The Company's policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).

As of the Viskase acquisition date, the former owner assumed the liability for the accumulated benefit obligation under its plans. The effect of expected future compensation increases on benefits accrued is recorded as a liability on the Company's consolidated balance sheet.

PENSIONS -- NORTH AMERICA (dollars in thousands):

Net pension cost for the Viskase North American plans consisted of:

                              December 30, January 1,   January 1,
                                1994 to        to          to
                             December 28, December 29, December 31,
                                 1995         1994        1993
                             -----------  -----------  -----------
Service cost -- benefits
   earned during the year       $3,238       $ 3,662     $ 3,186
Interest cost on projected
   benefit obligation            4,794         4,249       4,000
Actual (gain) loss on
   plan assets                  (7,012)          874      (2,306)
Net amortization and deferral    4,086        (3,696)        (74)
                                ------       -------     -------
Net pension cost                $5,106       $ 5,089     $ 4,806
                                ======       =======     =======

The amounts included in the consolidated balance sheet for the North American plans of Viskase were:

                                       December 28,  December 29,
                                           1995         1994
                                       -----------   -----------
Actuarial present value of
  benefit obligation:
  Vested benefits                        $45,208        $39,165
  Nonvested benefits                       4,435          4,316
                                         -------        -------
Accumulated benefit obligation            49,643         43,481
Effect of projected future
  compensation increases                  16,566         16,651
                                         -------        -------
Projected benefit obligation              66,209         60,132
Plan assets at fair value,
  primarily listed stocks and investment
  grade corporate bonds                   43,190         33,678
                                         -------        -------
Amount underfunded                        23,019         26,454
Unrecognized gain (loss)                   7,578          3,778
Unrecognized prior service costs              63             71
                                         -------        -------
Accrued liability included
  in consolidated balance sheet          $30,660        $30,303
                                         =======        =======
Assumed discount rate                      7.5%           8.0%
Assumed long-term compensation factor      4.5%           5.0%
Assumed long-term return on plan assets    8.5%           8.5%

SAVINGS PLANS (dollars in thousands):

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time U.S. employees not covered by collective bargaining agreements. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $2,134, $2,109 and $2,026 in 1995, 1994, and 1993, respectively.

INTERNATIONAL PLANS (dollars in thousands):

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1995, 1994 and 1993 was $1,383, $1,043 and $864, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,856; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,346.

OTHER POSTRETIREMENT BENEFITS (dollars in thousands):

The Company provides postretirement health care and life insurance benefits to Viskase's North American employees. The Company does not fund postretirement health care and life benefits in advance, and has the right to modify these plans in the future.

Effective January 1, 1993, the company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the expected cost of these benefits must be charged to expense during the years that the employee renders service. In connection with the 1989 acquisition of the Company, an accrual of $15,000 had been recorded for the estimated postretirement benefits liability at the acquisition date. On January 1, 1993, an additional liability and transition obligation was recorded on a prospective basis for $6,500. The transaction obligation was to be amortized over 20 years. Subsequently, Fresh Start Reporting resulted in the write-off of the transition obligation and statement of the liability for postretirement health care and life insurance benefits at fair value. Net periodic postretirement benefit cost for 1995 and 1994 includes the following components:

                                                     Medical                       Life                        Total
                                               --------------------       -------------------       --------------------
                                                1995         1994          1995        1994          1995         1994
                                               -------     --------       -------    --------       ------      --------
Components of net periodic
  postretirement
  benefit cost:
  Service cost -- benefits earned
    during the current year                       $413      $   511       $   162      $  176       $  575      $   687
  Interest cost -- on accumulated post-
    retirement benefit obligation                1,182        1,208           472         442        1,654        1,650
  Amortization of unrecognized transition
    benefit                                        (73)                       (17)                     (90)
                                               -------     --------      --------     -------      -------     --------
  Net periodic benefit cost                     $1,522      $ 1,719       $   617      $  618       $2,139      $ 2,337
                                               =======     ========      ========     =======      =======     ========
Actuarial present value of
  benefit obligations:
  Retirees                                      $6,937      $ 6,836       $ 2,745      $2,184      $ 9,682      $ 9,020
  Fully eligible active participants             2,309        2,238         2,409       2,435        4,718        4,673
  Other active participants                      7,411        7,660         1,624       1,612        9,035        9,272
                                               -------     --------      --------     -------      -------     --------
             Total                              16,657       16,734         6,778       6,231       23,435       22,965
  Unrecognized gains                             1,616          979           622         581        2,238        1,560
  Unrecognized prior service costs                (109)                                               (109)
                                               -------     --------      --------     -------      -------     --------
Accumulated postretirement
  benefit obligation                           $18,164      $17,713       $ 7,400      $6,812      $25,564      $24,525
                                               =======     ========      ========     =======      =======     ========

Assumed discount rate                                       7.50%
Assumed medical trend rate                                 11.00% in 1995 decreasing to 6.50% in 2004
Assumed long-term compensation factor                       4.50%
(/TABLE>


The postretirement benefit obligation was determined by application of the terms of the various plans, together with relevant actuarial assumptions. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 28, 1995 and December 29, 1994 by $178 and $198, respectively, and the service and interest cost components for 1995 and 1994 by a total of $16 and $22, respectively.

EMPLOYEE RELATIONS

The Company generally maintains productive and amicable relationships with its 4,900 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its Canadian and European plants have unions. Employees at the Company's European plants are unionized with negotiations occurring at both local and national levels. Contracts have recently been reached with certain of the European unions. Based on past experience and current conditions, the Company does not expect a protracted work stoppage to occur; however, national events outside of the Company's control may give rise to such risk. From time to time union organization efforts have occurred at other individual plant locations.

Unions represent a total of approximately 1,500 of Viskase's 4,000 employees. None of Clear Shield's approximate 514 employees are represented by unions. Certain of the hourly production personnel at Sandusky's Ohio thermoforming facility are members of a union. As of December 28, 1995, approximately 1,675 of the Company's employees are covered by collective bargaining agreements that will expire within one year.


12.  INCOME TAXES (dollars in thousands)

The provision (benefit) for income taxes consisted of:


                           December 30,  January 1,    January 1,
                             1994 to        to            to
                           December 28, December 29,  December 31,
                               1995         1994          1993
                           -----------  -----------  -------------
Current:
  Federal                                 $  200
  Foreign                    $  950        4,652        $ 2,453
  State and local
                             ------       ------        -------
                             $  950        4,852          2,453
                             ------       ------        -------
Deferred:
  Federal                    (7,219)        (194)        17,188
  Foreign                     2,098          128         (1,434)
  State and local            (1,329)          14          2,093
                            -------       ------        -------
                             (6,450)         (52)        17,847
                            -------       ------        -------
                            $(5,500)      $4,800        $20,300
                            =======       ======        =======

The income tax benefit for the 1995 period was allocated between loss before extraordinary loss for $2,918 and to the extraordinary loss for $2,582.

The income tax expense for the 1993 period was allocated between loss before extraordinary gain for $12,000 and to the extraordinary gain for $8,300.

A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:

                           December 30,  January 1,    January 1,
                             1994 to        to            to
                           December 28, December 29,  December 31,
                               1995         1994          1993
                           -----------  -----------  -------------

Statutory federal tax rate     (35.0)%      35.0%        35.0%
Increase (decrease)
  in tax rate due to:
  State and local taxes net
    of related federal
    tax benefit                 (3.2)         .8          1.3
  Net effect of taxes
    relating to foreign
    operations                    .8       140.3          1.5
  Intangibles amortization       9.4       214.1          2.3
  Non-taxable debt discharge
    income, fresh start
    accounting
    and other bankruptcy
    related expenses                                    (22.9)
  Other                          7.6        13.8          2.0
                                ----       -----        -----
Consolidated effective
  tax rate                     (20.4)%     404.0%        19.2%
                               =====       =====        =====


Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 are as follows:

                                    Temporary Difference              Tax Effected
                                 --------------------------   ---------------------------
                                 Deferred Tax  Deferred Tax   Deferred Tax   Deferred Tax
                                     Assets    Liabilities       Assets      Liabilities
                                 ------------  ------------   ------------   ------------
Depreciation basis differences                   $296,263                     $113,094
Inventory basis differences                        28,097                       10,976
Intangible basis differences                       37,603                       14,665
Lease transaction                   $147,194                    $57,406
Pension and healthcare                56,545                     22,067
Employee benefits accruals            13,544                      5,282
Valuation allowances                   3,209                      1,252
Other accruals and reserves            6,673                      2,602
Foreign exchange and other               648       70,720           216         27,580
                                    --------     --------       -------       --------
                                    $227,813     $432,683       $88,825       $166,315
                                    --------     --------       -------       --------

At December 28, 1995, the Company had $11,136 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

At December 28, 1995, the Company had federal income tax net operating loss carryforwards of approximately $28 million. Such losses will expire in the year 2009, if not previously utilized. In addition the Company has alternative minimum tax credit carryforwards of $3.5 million. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules.

Domestic earnings or (losses) after extraordinary gain or loss and before income taxes were approximately $(30,138), $(7,705) and $107,622 in 1995, 1994 and 1993, respectively. Foreign earnings or (losses) before income taxes were approximately $3,118, $8,893 and $(1,733) in 1995, 1994 and 1993, respectively.

The Company joins in filing a U.S. consolidated federal income tax return including all of its domestic subsidiaries.


13.  COMMITMENTS

As of December 28, 1995, the Company had capital expediture commitments outstanding of approximately $3.7 million.


14.  CONTINGENCIES (dollars in thousands)

A class action lawsuit by former employees of subsidiary corporations comprising most of the Company's former steel and mining division (SMD) was pending as of the commencement of the bankruptcy case in which the plaintiffs were seeking substantial damages. In March 1996, Envirodyne completed a settlement of the lawsuit under which Envirodyne was released and discharged from all claims in exchange for 900,000 shares of Envirodyne common stock without any admission or finding of liability or wrongdoing.

Litigation has been initiated with respect to events arising out of the bankruptcy cases and the 1989 acquisition of Envirodyne by Emerald with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne. In ARTRA Group Incorporated v.
                                        --------------------------
Salomon Brothers Holding Company Inc, Salomon Brothers Inc, D.P.
---------------------------------------------------------------
Kelly & Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy,

----------------------------------------------------------------
James L. Massey, William Rifkind and Michael Zimmerman, Case
------------------------------------------------------
No. 93 A 1616, United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (Bankruptcy Court), ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization. In ARTRA Group
                                               -----------
Incorporated v. Salomon Brothers Holding Company Inc, Salomon
-------------------------------------------------------------
Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly,
------------------------------------------------------------
Charles K. Bobrinskoy and Michael Zimmerman, Case No. 93 L 2198,
-------------------------------------------
Circuit Court of the Eighteenth Judicial Circuit, County of DuPage, State of Illinois, ARTRA alleges breach of fiduciary duty, fraudulent and negligent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136.2 million plus interest and punitive damages of $408.6 million. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the Company is not a party to either case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the bankruptcy cases which, if adjudicated in a manner similar to that in the bankruptcy cases, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were ultimately successful in establishing their right to indemnification.

Certain of Envirodyne's stockholders prior to the acquisition of Envirodyne by Emerald failed to exchange their certificates representing old Envirodyne common stock for the $40 per share cash merger consideration specified by the applicable acquisition agreement. In the Envirodyne bankruptcy case, Envirodyne sought to equitably subordinate the claims of the holders of untendered shares, so that such holders would not receive a distribution under the Plan of Reorganization. The Bankruptcy Court granted Envirodyne's motion for summary judgment and equitably subordinated the claims of the holders of untendered shares to the claims of other general unsecured creditors. Certain of the affected holders appealed and both the U.S. District Court and the U.S. Seventh Circuit Court of Appeals affirmed the Bankruptcy Court decision. The time period for further appeal has not passed. Envirodyne believes that, even in the event of further appeal, if any, and reversal of the prior decisions, the maximum number of shares of common stock that it would be required to issue to such claimants is approximately 106,000.

Clear Shield National, Inc. and some of its employees have received subpoenas from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the disposable plastic cutlery industry. The U.S. Department of Justice has advised a former officer and an existing employee that they are targets of the investigation. Both individuals were invited to appear and testify before the grand jury but both declined. Clear Shield National is cooperating fully with the investigation.

In February 1996 Clear Shield National and three other plastic cutlery manufacturers were named as defendants in the following three civil complaints: Eisenberg Brothers, Inc., on behalf of
                        --------------------------------------
itself and all others similarly situated, v. Amcel Corp., Clear
---------------------------------------------------------------
Shield National, Inc., Dispoz-O Plastics Corp. and Benchmark
------------------------------------------------------------
Holdings, Inc. t/a Winkler Products, Civil Action No. 96-728,
-----------------------------------
United States District Court for the Eastern District of Pennsylvania; St. Cloud Restaurant Supply Company v. Amcel Corp.,
              -------------------------------------------------
Clear Shield National, Inc., Dispoz-O Plastics Corp. and Benchmark
------------------------------------------------------------------
Holdings, Inc. t/a Winkler Products, Case No. 96C 0777, United
-----------------------------------
States District Court for the Northern District of Illinois, Eastern Division; and Servall Products, Inc., on behalf of itself
                      -------------------------------------------
and all others similarly situated, v. Amcel Corporation, Clear
--------------------------------------------------------------
Shield National, Inc., Dispoz-O Plastics Corporation and Benchmark
------------------------------------------------------------------
Holdings, Inc. t/a Winkler Products, Civil Action No. 96-1116,
-----------------------------------
United States District Court for the Eastern District of Pennsylvania. Each of the complaints alleges, among other things, that from October 1990 through April 1992 the defendants unlawfully conspired to fix the prices at which plastic cutlery would be sold. The Company has informed the plaintiffs that such claims as they relate to Clear Shield were discharged by the order of the Bankruptcy Court and Plan of Reorganization and that the plaintiffs are permanently enjoined from pursuing legal action to collect discharged claims.

On February 27, 1996, the plaintiff in the St. Cloud case
                                           ---------
voluntarily dismissed the action without prejudice and refiled its action in the U.S. District Court for the Eastern District of Pennsylvania but did not name Clear Shield National as a defendant. On March 14, 1996, Eisenberg Brothers Inc. filed a motion in Clear Shield National's Bankruptcy proceeding in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. Eisenberg Brothers Inc.'s motion contends that the Bankruptcy Court's order did not discharge the plaintiff's claim.

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.


15.  CAPITAL STOCK, PAID IN CAPITAL, AND WARRANTS

Authorized shares of preferred stock ($.01 par value per share) and common stock ($.01 par value per share) for the reorganized Envirodyne are 25,000,000 shares and 50,000,000 shares, respectively. 13,579,460 shares of common stock were issued and outstanding as of December 28, 1995. In accordance with the Plan of Reorganization, an additional 64,460 shares of common stock and 15,000 shares of common stock were issued to the general unsecured creditors of Envirodyne during 1995 and 1994, respectively. (Refer to Note 1.)

Prior to the December 31, 1993 reorganization, the authorized shares of preferred stock and common stock were 1,000 shares and 320 shares, respectively.

Envirodyne issued 1,500,000 warrants pursuant to the Plan of Reorganization, exercisable at any time until December 31, 1998. Each warrant was initially exercisable for one share of common stock at an initial exercise price of $17.25 per share. The exercise price and the number of shares of common stock for which a warrant is exercisable were adjusted as a result of the issuance of certain shares of Envirodyne after the consummation of the Plan of Reorganization, including the issuance of shares in settlement of the SMD lawsuit discussed in Note 14. Under terms of the warrant agreement, the exercise price has been adjusted from $17.25 to $16.08 per share and the number of common shares for which each warrant is exercisable has been adjusted from 1.000 share to 1.073 shares.


16.  STOCK OPTIONS

At December 28, 1995, the Company had outstanding options under the 1993 Stock Option Plan. Options were issued to certain employees to purchase shares at not less than the fair market value of the shares on the grant date. The plan options generally vest in three equal annual amounts beginning one year from the grant date and expire ten years from the grant date, subject to the acceleration of exercisability upon the occurrence of certain events. Such an acceleration event occurred in both November 1994 and August 1995.

During 1995, each non-employee director of the Company received options to purchase 2,000 shares of stock at not less than the fair market value of the shares on the date of grant. The non-employee director options are fully exercisable upon issuance. Pursuant to the 1993 Stock Option Plan, on the date of each subsequent annual meeting of stockholders, non-employee directors will automatically be granted non-qualified options to purchase 1,000 shares of Common Stock at an option exercise price equal to the fair market value of a share of Common Stock on the date of grant.

Stock option activity for the years ended December 28, 1995 and December 29, 1994 were:

                                         Number of
                                          Option    Option Price
                                          Shares     Per Share
                                         ---------  ------------
Outstanding, December 31, 1993
  Granted                                 402,020      $5.06
  Exercised
  Terminated                              (13,100)      5.06
                                          -------
Outstanding, December 29, 1994            388,920       5.06
  Granted                                  97,200       5.06
  Exercised
  Terminated                              (61,890)      5.06
                                          -------
Outstanding, December 28, 1995            424,230       5.06
                                          =======


17.  FAIR VALUE OF FINANCIAL INSTRUMENTS (dollars in thousands)

The following table presents the carrying value and estimated fair value as of December 28, 1995 of the Company's financial instruments. (Refer to Notes 3 and 9.)

                                             Carrying   Estimated
                                              Value    Fair  Value
                                             --------  -----------
Assets:
  Cash and equivalents                       $ 30,325   $ 30,325
  Foreign currency contracts                    3,397      3,377
  Interest rate agreements                        561          3

Liabilities:
  Long-term debt (excluding capital leases)   393,432    318,053


18.  PATENT LITIGATION SETTLEMENT (dollars in thousands)

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


19.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs are expensed as incurred and totaled $11,034, $16,852 and $15,216, for 1995, 1994, and 1993,
respectively.


20.  RELATED PARTY TRANSACTIONS (dollars in thousands)

During fiscal 1995, 1994 and 1993, the Company paid DPK $770 for management services. In fiscal 1995, 1994 and 1993, the Company made payments of approximately $156, $560 and $354, respectively, to an affiliate of DPK for the use of a jet aircraft on an as-needed basis.

During fiscal 1995, 1994, and 1993, the Company purchased product and services from affiliates of DPK in the amounts of approximately $1,537, $1,367 and $941, respectively. During fiscal 1995, 1994, and 1993, the Company sublet office space from DPK for which it paid approximately $151, $151 and $150, respectively, in rent. During fiscal 1995, the Company reimbursed a non-affiliated medical plan in the aggregate amount of $79,344 for medical claims of Messrs. Kelly, Gustafson and Corcoran.

During fiscal 1995 and 1994, the Company advanced funds to and made payments on behalf of DPK and Donald P. Kelly in the amounts of approximately $52 and $118, respectively, for legal fees related to the litigation involving ARTRA Group Incorporated (refer to Note 14).


21.   BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC
      AREA INFORMATION (dollars in thousands)

Envirodyne primarily manufactures and sells polymeric food casings and plastic packaging films and containers (food packaging products) and disposable foodservice supplies. The Company's operations are primarily in North/South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Other income for 1995, 1994, and 1993 includes net foreign exchange transaction gains (losses) of approximately $(61), $2,707, and $(4,631), respectively.

Business Segment Information

                                      December 30,    January 1,    January 1,
                                         1994 to         to            to
                                       December 28,  December 29,  December 31,
                                          1995           1994         1993
                                       -----------   -----------   -----------
Net sales:
  Food packaging products                $574,266      $530,179     $522,363
  Disposable foodservice supplies          76,138        68,996       66,383
  Other and eliminations                     (192)         (146)      (1,361)
                                         --------      --------     --------
                                         $650,212      $599,029     $587,385
                                         ========      ========     ========
Earnings before income taxes:
Operating income:
  Food packaging products                 $39,183      $ 48,145     $ 53,432
  Disposable foodservice supplies           4,959         6,514        5,223
  Unallocated expenses, net
    -- primarily corporate                 (6,007)       (5,982)      (5,023)
                                         --------      --------     --------
                                           38,135        48,677       53,632

Interest expense, net                      56,666        49,207       30,259
Other expense (income), net                 1,710        (1,668)       5,540
Minority interest in
  loss of subsidiary                                         50          717
                                         --------      --------     --------
                                         $(20,241)     $  1,188     $ 18,550
                                         ========      ========     ========
Identifiable assets:
  Food packaging products                $796,655      $814,731     $790,125
  Disposable foodservice supplies          69,812        71,530       64,879
  Corporate and other,
    primarily cash equivalents             33,100        10,375       12,676
                                         --------      --------     --------
                                         $899,567      $896,636     $867,680
                                         ========      ========     ========
Depreciation and amortization
   under capital lease and
  amortization of intangibles expense:
  Food packaging products                 $51,404      $ 47,207     $ 46,715
  Disposable foodservice supplies           4,581         4,125        5,624
  Corporate and other                          76            55           59
                                         --------      --------     --------
                                          $56,061      $ 51,387     $ 52,398
                                         ========      ========     ========
Capital expenditures:
  Food packaging products                 $30,744      $ 28,534     $ 37,673
  Disposable foodservice supplies           3,687         4,012        3,100
  Corporate and other                          34            20          114
                                         --------      --------     --------
                                          $34,465      $ 32,566     $ 40,887
                                         ========      ========     ========

Geographic Area Information

                                       December 30,   January 1,    January 1,
                                         1994 to         to            to
                                       December 28,  December 29,  December 31,
                                          1995           1994         1993
                                       -----------   -----------   -----------
Net sales:
  North/South American operations        $440,539      $423,049     $426,644
  European operations                     213,618       184,395      164,717
  Other and eliminations                   (3,945)       (8,415)      (3,976)
                                         --------      --------     --------
                                         $650,212      $599,029     $587,385
                                         ========      ========     ========
Operating profit:
  North/South American operations         $23,028      $ 28,124     $ 37,495
  European operations                      15,373        20,553       16,137
  Other and eliminations                     (266)
                                         --------      --------     --------
                                          $38,135      $ 48,677     $ 53,632
                                         ========      ========     ========

Identifiable assets:
  North/South American operations        $677,377      $667,358     $669,240
  European operations                     219,802       229,278      198,440
  Other and eliminations                    2,388
                                         ========      ========     ========
                                         $899,567      $896,636     $867,680
                                         ========      ========     ========

The total assets and net assets of foreign businesses were approximately $282,383 and $107,023 at December 28, 1995.


22.   QUARTERLY DATA (unaudited)

Quarterly financial information for 1995 and 1994 is as follows (in thousands, except for per share amounts):

                    First    Second     Third     Fourth
Fiscal 1995        Quarter   Quarter   Quarter   Quarter   Annual
----------------  --------  --------  --------  --------  --------
Net Sales         $155,824  $165,184  $166,688  $162,516  $650,212
Operating Income     8,689    10,089     8,653    10,704    38,135
Net income (loss)   (3,895)   (7,513)   (4,475)   (5,636)  (21,519)
Net income (loss)
  per share          (0.29)    (0.56)    (0.33)    (0.42)    (1.59)

The second quarter net (loss) includes an extraordinary loss of $(4.2) million on debt extinguishment.

Net income (loss) per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts in 1995 do not equal the total for the year because of rounding and 1995 stock issuances, as shown on the Consolidated Statement of Stockholders' Equity.

                     First    Second     Third     Fourth
Fiscal 1994         Quarter   Quarter   Quarter   Quarter  Annual
--------------     --------  --------  --------  -------- --------
Net Sales          $142,593  $150,788  $151,883  $153,765 $599,029
Operating Income      9,710    18,739     9,755    10,473   48,677
Net income (loss)    (2,507)    3,448    (3,261)   (1,292)  (3,612)
Net income (loss)
  per share           (0.19)     0.26     (0.24)    (0.10)   (0.27)

The 1994 second quarter operating income benefitted from a $9.5 million settlement of a patent infringement suit.

Net income (loss) per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter.


23.  SUBSEQUENT EVENTS (dollars in thousands)

On February 23, 1996, the United States Bankruptcy Court for the Northern District of Illinois, Eastern District entered an order approving a settlement agreement resolving all claims of the former union employees of Wisconsin Steel Company which shut down in March 1980. Under terms of the approved settlement of Frank Lumpkin, et
                                                -----------------
al. v. Envirodyne Industries, Inc. (Lumpkin) and without any
---------------------------------   -------
admission or finding of liability or wrongdoing, Envirodyne was released and discharged from all claims in exchange for 900,000 shares of common stock. The distribution is in accordance with the terms of Envirodyne's Plan of Reorganization under which common stock was distributed to Envirodyne's general unsecured creditors in satisfaction of their allowed claims (Refer to Note 1).

The Company issued additional shares of common stock for the Lumpkin settlement and to the holders of general unsecured claims
-------
of Envirodyne (as opposed to the subsidiaries of Envirodyne) under terms of the Plan of Reorganization. The total number of shares outstanding after issuance of common stock for the Lumpkin
                                                   -------
settlement and for additional distribution to holders of general unsecured claims of Envirodyne is 14,479,721.

Under terms of the Plan of Reorganization, Envirodyne issued warrants to purchase 10% of the fully diluted common stock. The issuance of common stock pursuant to the Lumpkin settlement,
                                         -------
together with other issuances of common stock since the consummation of the Plan of Reorganization, caused an adjustment to the exercise price of the warrants and the number of shares of common stock for which a warrant is exercisable. The exercise price was adjusted from $17.25 to $16.08 per share and the number of common shares for which each warrant is exercisable was adjusted from 1.000 share to 1.073 shares.

On March 15, 1996 the United States Court of Appeals for the Seventh Circuit affirmed the decisions of the U.S. District Court and the Bankruptcy Court to equitably subordinate the claims of holders of untendered shares to claims of the other general unsecured creditors (refer to Note 14). The time period for further appeal has not passed. Envirodyne believes that even in the event of further appeal, if any, and reversal of the prior decisions, the maximum number of shares of common stock that it would be required to issue to such claimants is approximately 106,000.


24.  SUBSIDIARY GUARANTORS

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

The following consolidating condensed financial data illustrate the composition of the combined Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above. Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors. Based on the book value and the market value of the pledged securities of Viskase Corporation, Viskase Sales Corporation, Clear Shield National, Inc., Sandusky Plastics, Inc. and Sandusky Plastics of Delaware, Inc., these Subsidiary Guarantors do not constitute a substantial portion of the collateral and, therefore, the separate financial statements of these subsidiaries have not been provided. Separate audited financial statements of Viskase Holding Corporation are being filed within.

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

    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATING BALANCE SHEETS
                DECEMBER 28, 1995

                                                        Guarantor      Nonguarantor                     Consolidated
                                             Parent    Subsidiaries    Subsidiaries  Eliminations (1)      Total
                                        -------------  -------------  -------------  ----------------  -------------
                                                                 (in thousands)

ASSETS
  Current assets:
    Cash and equivalents                    $ 18,013      $    486       $ 11,826                        $ 30,325
    Receivables and advances, net             52,462        70,458         57,082       $ (90,548)         89,454
    Inventories                                             63,355         38,233          (2,114)         99,474
    Other current assets                         176        12,364          9,106                          21,646
                                            --------      --------       --------       ---------        --------
      Total current assets                    70,651       146,663        116,247         (92,662)        240,899

Property, plant and equipment including
  those under capital lease                      261       394,813        150,417                         545,491
  Less accumulated depreciation
    and amortization                             150        55,620         20,217                          75,987
                                            --------      --------       --------       ---------        --------
Property, plant and equipment, net               111       339,193        130,200                         469,504

Deferred financing costs                       7,048                        1,042                           8,090
Other assets                                                43,720          1,869                          45,589
Investment in subsidiaries                    77,766       133,634                       (211,400)
Excess reorganization value                                 94,968         40,517                         135,485
                                            --------      --------       --------       ---------        --------
                                            $155,576      $758,178       $289,875       $(304,062)       $899,567
                                            ========      ========       ========       =========        ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                        $6,407         $6,097                       $  12,504
    Accounts payable and advances            $    80        78,848         50,737       $ (90,548)         39,117
    Accrued liabilities                        8,126        37,488         21,939                          67,553
                                            --------      --------       --------       ---------        --------
      Total current liabilities                8,206       122,743         78,773         (90,548)        119,174

Long-term debt including obligation
  under capital lease                        379,262       143,198          7,721                         530,181

Accrued employee benefits                                   51,345          4,281                          55,626
Deferred and noncurrent income taxes          34,088        17,507         25,895                          77,490
Intercompany loans                          (383,076)      340,000         43,083              (7)

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    13,579,460 shares issued and
    outstanding                                  136             3         32,738         (32,741)            136
  Paid in capital                            134,864       103,955         87,871        (191,826)        134,864
  Accumulated earnings (deficit)             (25,131)      (27,752)         2,334          25,418         (25,131)
  Cumulative foreign currency
    translation adjustments                    7,227         7,179          7,179         (14,358)          7,227
                                            --------      --------       --------       ---------        --------
    Total stockholders' equity               117,096        83,385        130,122        (213,507)        117,096
                                            --------      --------       --------       ---------        --------
                                            $155,576      $758,178       $289,875       $(304,062)       $899,567
                                            ========      ========       ========       =========        ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

      ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATING BALANCE SHEETS
                   DECEMBER 29, 1994

                                                        Guarantor      Nonguarantor                    Consolidated
                                             Parent    Subsidiaries    Subsidiaries  Eliminations (1)      Total
                                                                 (in thousands)
                                          -----------  ------------   ------------   -------------    --------------
ASSETS
  Current assets:
    Cash and equivalents                    $    555      $  1,853       $  4,881                         $ 7,289
    Receivables and advances, net             33,508        63,949         49,378       $ (59,967)         86,868
    Inventories                                             68,719         43,725          (1,961)        110,483
    Other current assets                         181        12,999          6,286                          19,466
                                            --------      --------       --------       ---------        --------
      Total current assets                    34,244       147,520        104,270         (61,928)        224,106

Property, plant and equipment including
  those under capital lease                      189       367,880        138,030                         506,099
  Less accumulated depreciation
    and amortization                              55        26,739          8,967                          35,761
                                            --------      --------       --------       ---------        --------
Property, plant and equipment, net               134       341,141        129,063                         470,338

Deferred financing costs                       8,062                        1,081                           9,143
Other assets                                                45,757          1,424                          47,181
Investment in subsidiaries                    91,576       116,360                       (207,936)
Excess reorganization value                                102,230         43,638                         145,868
                                            --------      --------       --------       ---------        --------
                                            $134,016      $753,008       $279,476       $(269,864)       $896,636
                                            ========      ========       ========       =========        ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease        $ 11,100      $  7,720         $6,978                       $  25,798
    Accounts payable and advances                726        53,193         40,383       $ (59,967)         34,335
    Accrued liabilities                       10,254        36,634         25,358                          72,246
                                            --------      --------       --------       ---------        --------
      Total current liabilities               22,080        97,547         72,719         (59,967)        132,379

Long-term debt including obligation
  under capital lease                        327,437       147,898         14,023                         489,358

Accrued employee benefits                                   52,248          3,969                          56,217
Deferred and noncurrent income taxes          29,006        31,927         22,400                          83,333
Intercompany loans                          (379,856)      340,000         39,856

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

         ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THE YEAR ENDED DECEMBER 28, 1995

                                                        Guarantor       Nonguarantor                   Consolidated
                                             Parent    Subsidiaries    Subsidiaries    Eliminations        Total
                                          ----------   ------------   -----------     ------------     -------------
                                                                 (in thousands)
NET SALES                                                 $417,756       $267,212        $(34,756)       $650,212

COSTS AND EXPENSES
  Cost of sales                                            312,419        207,232         (34,603)        485,048
  Selling, general and administrative         $6,004        65,318         39,908                         111,230
  Amortization of intangibles and
    excess reorganization value                             12,466          3,333                          15,799
                                            --------      --------       --------       ---------        --------
OPERATING INCOME (LOSS)                       (6,004)       27,553         16,739            (153)         38,135

  Interest income                                203            12            455                             670
  Interest expense                            40,081        13,902          3,353                          57,336
  Intercompany interest expense (income)     (38,218)       34,007          4,211
  Management fees (income)                    (8,086)        6,377          1,709
  Other expense (income), net                 (2,400)           52          4,058                           1,710
  Equity Loss (income) in subsidiary          19,571           216                        (19,787)
                                            --------      --------       --------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                    (16,749)      (26,989)         3,863          19,634         (20,241)
  Income tax provision (benefit)               1,264        (7,570)         3,388                          (2,918)
                                            --------      --------       --------       ---------        --------
INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                      (18,013)      (19,419)           475          19,634         (17,323)
  Extraordinary loss, net of tax               3,506                          690                           4,196
                                            --------      --------       --------       ---------        --------
NET (LOSS)                                  $(21,519)    $ (19,419)        $ (215)      $  19,634        $(21,519)
                                            ========      ========       ========       =========        ========


            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATING CASH FLOWS
              FOR THE YEAR ENDED DECEMBER 28, 1995

                                                        Guarantor       Nonguarantor                   Consolidated
                                             Parent    Subsidiaries    Subsidiaries    Eliminations        Total
                                          -----------  -------------  --------------- --------------  ---------------
                                                                 (in thousands)
Net cash provided by (used in)
  operating activities                     $ (13,276)     $ 32,242        $20,001                        $ 38,967
Cash flows from investing activities:
  Capital expenditures                           (34)      (27,842)        (6,589)                        (34,465)
  Proceeds from sale of property, plant
    and equipment                                               39             47                              86
                                            --------      --------       --------       ---------        --------
      Net cash (used in)
        investing activities                     (34)      (27,803)        (6,542)                        (34,379)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                     164,000         1,706         42,216                         207,922
  Deferred financing costs                    (6,721)                      (1,166)                         (7,887)
  Repayment of revolving loan, long-term
    borrowings and capital lease
    obligations                             (123,275)       (7,512)       (50,588)                       (181,375)
  Increase (decrease) in Envirodyne loan      (3,236)                       3,236
                                            --------      --------       --------       ---------        --------
      Net cash provided by (used in)
        financing activities                  30,768        (5,806)        (6,302)                         18,660
Effect of currency exchange rate changes
  on cash                                                                    (212)                           (212)
                                            --------      --------       --------       ---------        --------
Net increase (decrease) in cash
  and equivalents                             17,458        (1,367)         6,945                          23,036
Cash and equivalents at beginning
  of period                                      555         1,853          4,881                           7,289
                                            --------      --------       --------       ---------        --------
Cash and equivalents at end
  of period                                  $18,013      $    486        $11,826                         $30,325
                                            ========      ========       ========       =========        ========

       ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATING STATEMENTS OF OPERATIONS
          FOR THE YEAR ENDED DECEMBER 29, 1994

                                                        Guarantor      Nonguarantor                    Consolidated
                                             Parent    Subsidiaries    Subsidiaries    Eliminations        Total
                                          -----------  ------------    -------------  --------------  ---------------
                                                                 (in thousands)
NET SALES                                                 $406,988       $220,787        $(28,746)       $599,029
  Patent infringement settlement income                      9,457                                          9,457

COSTS AND EXPENSES
  Cost of sales                                            295,356        168,891         (28,487)        435,760
  Selling, general and administrative         $6,015        71,092         31,330                         108,437
  Amortization of intangibles and
    excess reorganization value                             12,266          3,346                          15,612
                                            --------      --------       --------       ---------        --------
OPERATING INCOME (LOSS)                       (6,015)       37,731         17,220            (259)         48,677

  Interest income                                 13            46            248                             307
  Interest expense                            31,937        14,124          3,453                          49,514
  Intercompany interest expense (income)     (35,077)       31,170          3,907
  Management fees (income)                    (7,400)        6,544            856
  Other expense (income), net                 (3,448)            7          1,923            (150)         (1,668)
  Equity loss (income) in subsidiary           8,392        (2,549)                        (5,843)
  Minority interest in loss of subsidiary                                                      50              50
                                            --------      --------       --------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES               (406)      (11,519)         7,329           5,784           1,188
  Income tax provision                         3,206        (3,186)         4,780                           4,800
                                            --------      --------       --------       ---------        --------
NET INCOME (LOSS)                            $(3,612)     $ (8,333)        $2,549        $  5,784        $ (3,612)
                                            ========      ========       ========       =========        ========


               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 29, 1994

                                                        Guarantor      Nonguarantor                    Consolidated
                                             Parent    Subsidiaries    Subsidiaries    Eliminations        Total
                                          -----------  ------------    -------------  --------------  ---------------
                                                                 (in thousands)
Net cash provided by (used in)
  operating activities                       $(1,414)      $13,575        $11,125                         $23,286

Cash flows from investing activities:
  Capital expenditures                           (20)      (21,666)       (10,880)                        (32,566)
  Proceeds from sales of property,
    plant and equipment                                        239            120                             359
  Purchase of minority interest
    in subsidiary                                           (4,200)                                        (4,200)
                                            --------      --------       --------       ---------        --------
      Net cash (used in)
        investing activities                     (20)      (25,627)       (10,760)                        (36,407)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                      27,600                       10,068                          37,668
  Deferred financing costs                    (1,608)                                                      (1,608)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                 (8,325)       (5,180)        (9,112)                        (22,617)
  Increase (decrease) in Envirodyne loan     (16,608)       17,163           (555)
                                            --------      --------       --------       ---------        --------
      Net cash provided by (used in)
        financing activities                   1,059        11,983            401                          13,443
Effect of currency exchange rate
   changes on cash                                                           (776)                           (776)
                                            --------      --------       --------       ---------        --------
Net (decrease) in cash and equivalents          (375)          (69)           (10)                           (454)
Cash and equivalents
  at beginning of period                         930         1,922          4,891                           7,743
                                            --------      --------       --------       ---------        --------
Cash and equivalents at end of period          $ 555       $ 1,853         $4,881                          $7,289
                                            ========      ========       ========       =========        ========

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 1993

                                                        Guarantor      Nonguarantor                    Consolidated
                                             Parent    Subsidiaries    Subsidiaries    Eliminations        Total
                                          -----------  ------------    -------------  --------------  ---------------
                                                                 (in thousands)

NET SALES                                                 $408,872       $195,291        $(16,778)       $587,385

COSTS AND EXPENSES
  Cost of sales                                            283,743        151,694         (16,745)        418,692
  Selling, general and administrative         $5,021        65,992         28,337                          99,350
  Amortization of intangibles and
    excess reorganization value                             13,170          2,541                          15,711
                                            --------      --------       --------       ---------        --------
OPERATING INCOME (LOSS)                       (5,021)       45,967         12,719             (33)         53,632

  Interest income                                  1            20            910                             931
  Interest expense                            10,388        14,589          6,213                          31,190
  Intercompany interest expense (income)     (21,970)       61,416        (39,446)
  Management fees (income)                    (7,600)        6,748            852
  Other expense (income), net                  3,432           (86)         2,194                           5,540
  Minority interest in subsidiary                              717                                            717
                                            --------      --------       --------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES, REORGANI-
   ZATION ITEMS AND EXTRAORDINARY ITEM        10,730       (35,963)        43,816             (33)         18,550
  Reorganization items, net                   92,745        12,000                                        104,745
                                            --------      --------       --------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                    (82,015)      (47,963)        43,816             (33)        (86,195)
  Income tax provision (benefit)              (1,430)       (4,442)        17,872                          12,000
                                            --------      --------       --------       ---------        --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM      (80,585)      (43,521)        25,944             (33)        (98,195)
  Extraordinary gain, net of tax             183,784                                                      183,784
                                            --------      --------       --------       ---------        --------
NET INCOME (LOSS)                           $103,199     $ (43,521)      $ 25,944          $  (33)       $ 85,589
                                            ========      ========       ========       =========        ========


              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATING CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 1993

                                                        Guarantor      Nonguarantor                    Consolidated
                                             Parent    Subsidiaries    Subsidiaries    Eliminations        Total
                                          -----------  ------------    -------------  --------------  ---------------
                                                                 (in thousands)

Net cash provided by
  operating activities
  before reorganization expense              $24,623      $ 33,840        $33,738                        $ 92,201
Net cash used for reorganization items        (2,929)      (12,000)                                       (14,929)
                                            --------      --------       --------       ---------        --------
Net cash provided by
  operating activities                        21,694        21,840         33,738                          77,272

Cash flows from investing activities:
  Capital expenditures                          (114)      (27,289)       (13,484)                        (40,887)
  Proceeds from sale of property,
    plant and equipment                                          4            120                             124
                                            --------      --------       --------       ---------        --------
      Net cash (used in)
        investing activities                    (114)      (27,285)       (13,364)                        (40,763)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                     100,000                        6,003                         106,003
  Deferred financing costs                    (8,659)                      (1,120)                         (9,779)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations               (103,100)       (4,698)       (30,938)                       (138,736)
  Increase (decrease) in Envirodyne loan      (8,891)       10,519         (1,628)
                                            --------      --------       --------       ---------        --------
      Net cash provided by (used in)
        financing activities                 (20,650)        5,821        (27,683)                        (42,512)
Effect of currency exchange rate
  changes on cash                                                            (316)                           (316)
                                            --------      --------       --------       ---------        --------
Net increase (decrease) in
  cash and equivalents                           930           376         (7,625)                         (6,319)
Cash and equivalents at
  beginning of period                                        1,546         12,516                          14,062
                                            --------      --------       --------       ---------        --------
Cash and equivalents at end of period       $    930      $  1,922        $ 4,891                         $ 7,743
                                            ========      ========       ========       =========        ========

Financial Statement Schedules Required by Regulation S-X
--------------------------------------------------------
              VISKASE HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements:
---------------------------------
Report of independent accountants

Consolidated balance sheets, December 28, 1995 and
   December 29, 1994

Consolidated statements of operations, for December 30, 1994 to December 28, 1995 (Post-consummation);
   January 1 to December 29, 1994 (Post-consummation);
   and January 1 to December 31, 1993 (Pre-consummation);

Consolidated statements of stockholders' equity (deficit), for December 30, 1994 to December 28, 1995 (Post-consummation); January 1 to December 29, 1994 (Post-consummation);
   and January 1 to December 31, 1993 (Pre-consummation);

Consolidated statements of cash flows, for December 30, 1994 to December 28, 1995 (Post-consummation);
   January 1 to December 29, 1994 (Post-consummation);
   and January 1 to December 31, 1993 (Pre-consummation);

Notes to consolidated financial statements



                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Viskase Holding Corporation

         We have audited the consolidated financial statements and the financial statement schedules of Viskase Holding Corporation and Subsidiaries. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        As discussed in Note 1 to the consolidated financial statements, on December 31, 1993, Envirodyne Industries, Inc. and its domestic subsidiaries completed a comprehensive financial restructuring through the implementation of reorganization under Chapter 11 of the United States Bankruptcy Code and applied fresh start reporting.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viskase Holding Corporation and Subsidiaries as of December 28, 1995 and December 29, 1994, and the consolidated results of their operations and their cash flows for the period December 30, 1994 to December 28, 1995 and January 1 to
December 29, 1994 (Post-consummation) and January 1 to December 31, 1993 (Pre-consummation), in conformity with generally accepted accounting principles. In addition, in our opinion the schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.

Chicago, Illinois
March 26, 1996

                VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                      December 28,     December 29,
                                          1995             1994
                                     ---------------  -------------
                                              (in thousands)
ASSETS
  Current assets:
     Cash and equivalents               $  11,826       $   6,201
     Receivables, net                      53,022          46,834
     Receivables, affiliates               51,829          48,138
     Inventories                           38,233          43,725
     Other current assets                   9,106           6,515
                                         --------        --------
         Total current assets             164,016         151,413

   Property, plant and equipment          150,417         138,030
      Less accumulated depreciation        20,217           8,967
                                         --------        --------
      Property, plant and equipment, net  130,200         129,063

   Deferred financing costs                 1,042           1,081
   Other assets                             1,869           1,424
   Excess reorganization value             40,517          43,638
                                         --------        --------
                                         $337,644        $326,619
                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Short-term debt including current
        portion of long-term debt         $ 6,097       $   6,978
      Accounts payable                     13,720          15,479
      Accounts payable and
        advances, affiliates               54,152          43,233
      Accrued liabilities                  21,942          25,358
                                         --------        --------
          Total current liabilities        95,911          91,048

   Long-term debt                           7,721          14,023

   Accrued employee benefits                4,281           3,969
   Deferred and noncurrent income taxes    25,895          22,400
   Intercompany loans                      81,094          77,866

   Commitments and contingencies

   Stockholders' equity:
      Common stock, $1.00 par value,
        1,000 shares authorized;
        100 shares issued and outstanding
      Paid in capital                     103,463         103,463
      Retained earnings                    12,100           9,938
      Cumulative foreign currency
        translation adjustments             7,179           3,912
                                         --------        --------

           Total stockholders' equity     122,742         117,313
                                         --------        --------
                                         $337,644        $326,619
                                         ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

               VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                           52 weeks              52 weeks           52 weeks
                                         December 30,            January 1,        January 1,
                                           1994 to                  to                 to
                                         December 28,           December 29,       December 31,
                                             1995                   1994              1993
                                         ------------           -----------        -----------
                                                 (in thousands, except for number of shares
                                                          and per share amounts)
NET SALES                                  $267,212               $220,787           $195,291
  Patent infringement settlement income                              9,457

COSTS AND EXPENSES
  Cost of sales                             207,232                168,891            151,694
  Selling, general and administrative        36,288                 27,654             25,171
  Amortization of intangibles and
    excess reorganization value               3,333                  3,346              2,541
                                           --------               --------           --------
OPERATING INCOME                             20,359                 30,353             15,885
  Interest income                               455                    248                910
  Interest expense                            3,353                  3,453              6,213
  Intercompany interest expense               4,199                  3,861              6,084
  Management fees                             1,709                    856                852
  Other expense (income), net                 3,754                  2,518              1,723
  Minority interest in loss of subsidiary                               50                717
                                           --------               --------           --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                          7,799                 19,963              2,640
  Income tax provision                        4,947                 10,025              2,645
                                           --------               --------           --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       2,852                  9,938                 (5)
  Extraordinary loss, net of tax                690
                                           --------               --------           --------
NET INCOME (LOSS)                            $2,162               $  9,938           $     (5)
                                           ========               ========           ========
WEIGHTED AVERAGE COMMON SHARES                  100                    100                100
                                                ===                    ===                ===
PER SHARE AMOUNTS:

NET INCOME (LOSS)                          $ 21,620               $ 99,380           $    (50)
                                           ========               ========           ========

Due to the implementation of the Plan of Reorganization and Fresh Start Reporting, the consolidated statement of operations for the fiscal years ended December 28, 1995 and December 29, 1994 are not comparable to the fiscal year ended December 31, 1993. (Refer to Note 1 of Notes to Consolidated Financial Statements.)

The accompanying notes are an integral part of the consolidated financial statements.

            VISKASE HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                 Cumulative
                                                                                   Foreign
                                                                                   Currency     Total
                                           Common        Paid in    Retained     Translation  Stockholder's
                                            Stock        Capital    Earnings     Adjustments     Equity
                                           ------       ---------  -----------   -----------  -------------
                                                                 (in thousands)
Balance December 31, 1992                                $20,119      $79,458      $(2,356)      $97,221
Net (loss)                                                                 (5)                        (5)
Capital contributions                                      4,295                                   4,295
Fresh start revaluation adjustments                       58,272                                  58,272
Translation adjustments                                                             (2,044)       (2,044)
Elimination of Viskase Holding
  Corporation accumulated earnings                                    (79,453)       4,400       (75,053)


==========================================================================================================


Balance December 31, 1993                                $82,686       $    0       $    0       $82,686
Net income                                                              9,938                      9,938
Capital contributions                                     16,056                                  16,056
Fresh start revaluation adjustments                        4,721                                   4,721
Translation adjustments                                                              3,912         3,912
                                                        --------      -------      -------      --------
Balance December 29, 1994                               $103,463      $ 9,938       $3,912      $117,313
Net income                                                              2,162                      2,162
Translation adjustments                                                              3,267         3,267
                                                        --------      -------      -------      --------
Balance December 28, 1995                               $103,463      $12,100      $ 7,179      $122,742
                                                        ========      =======      =======      ========

Due to the implementation of the Plan of Reorganization and Fresh Start Reporting, the stockholders' equity for the fiscal years ended December 28, 1995 and December 29, 1994 are not comparable to the fiscal year ended December 31, 1993. (Refer to Note 1 of Notes to Consolidated Financial Statements.)


The accompanying notes are an integral part of the consolidated financial statements.

           VISKASE HOLDING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   December 30,    January 1,     January 1,
                                                                     1994 to           to            to
                                                                   December 28,   December 29,   December 31,
                                                                       1995           1994            1993
                                                                   -----------    ------------   -----------
                                                                                 (in thousands)
Cash flows from operating activities:
  Income (loss) before extraordinary item                             $ 2,852        $ 9,938         $   (5)
  Extraordinary loss                                                      690
                                                                      -------        -------       --------
  Net income (loss)                                                     2,162          9,938             (5)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation                                                       11,202          9,018         11,024
    Amortization of intangibles and excess reorganization value         3,333          3,346          2,541
    Amortization of deferred financing fees and discount                  208            210            935
    Increase (decrease) in deferred and noncurrent income taxes         2,098            128         (1,436)
    Loss on debt extinguishment                                         1,030
    Foreign currency transaction loss (gain)                              159                           (68)
    Loss (gain) on sales of property, plant and equipment                  30             32            424
    Changes in operating assets and liabilities:
      Accounts receivable                                              (4,441)        (9,076)        (3,055)
      Accounts receivable, affiliates                                  (5,183)       (18,214)         9,373
      Inventories                                                       7,224         (8,895)        (1,467)
      Other current assets                                             (2,144)        (1,462)          (461)
      Accounts payable and accrued liabilities                         (6,926)         8,314          3,219
      Accounts payable, affiliates                                     10,719         21,739         13,359
      Other                                                              (790)           288           (908)
                                                                      -------        -------       --------
    Total adjustments                                                  16,519          5,428         33,480
                                                                      -------        -------       --------
      Net cash provided by operating activities                        18,681         15,366         33,475
Cash flows from investing activities:
  Capital expenditures                                                 (6,589)       (10,880)       (13,484)
  Proceeds from sale of property, plant and equipment                      47            120            120
  Investments and advances to affiliated companies
  Purchase of minority interest in subsidiary                                         (4,200)
                                                                      -------        -------       --------
      Net cash (used in) investing activities                          (6,542)       (14,960)       (13,364)
Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings                42,216         10,068          6,003
  Deferred financing costs                                             (1,166)                       (1,120)
  Repayment of revolving loan and long-term borrowings                (50,588)        (9,112)       (30,938)
  Increase (decrease) in Envirodyne loan and advances                   3,236           (555)        (1,628)
                                                                      -------        -------       --------
      Net cash provided by (used in) financing activities              (6,302)           401        (27,683)
Effect of currency exchange rate changes on cash                         (212)          (776)          (316)
                                                                      -------        -------       --------
Net increase (decrease) in cash and equivalents                         5,625             31         (7,888)
Cash and equivalents at beginning of period                             6,201          6,170         14,058
                                                                      -------        -------       --------
Cash and equivalents at end of period                                $ 11,826       $  6,201       $  6,170
                                                                     ========       ========       ========

------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                        $1,919        $ 1,808       $  4,403
  Income taxes paid                                                    $4,255        $ 3,548       $  1,063


Due to the implementation of the Plan of Reorganization and Fresh Start Reporting, the consolidated statement of cash flows for the fiscal years ended December 28, 1995 and December 29, 1994 are not comparable to the fiscal year ended December 31, 1993. (Refer to Note 1 of Notes to
Consolidated Financial Statements.)

Supplemental schedule of noncash investing and financing activities:

Fiscal 1993
------------
Viskase Holding Corporation's capital increased by $4.3 million due to the forgiveness of an Envirodyne loan.
Viskase Holding Corporation contributed capital consisting of $160 thousand of equipment to Viskase Brasil Embalagens Ltda.

Fiscal 1994
------------
Viskase S.A. and its subsidiary Viskase Canada Inc.'s capital increased by $16 million due to the forgiveness of an Envirodyne loan.
Viskase Corporation transferred equipment totaling $1.5 million, $174 thousand and $2.1 million to Viskase S.A., Viskase de Mexico S.A. de C.V., and Viskase Brasil Embalagens Ltda, respectively.

Fiscal 1995
-----------
Viskase Corporation transferred equipment totaling $497 thousand to Viskase
S.A.
Viskase Holding Corporation contributed capital consisting of $250 thousand of equipment to Viskase de Mexico S.A. de C.V.

The accompanying notes are an integral part of the consolidated financial statements.

          VISKASE HOLDING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

Viskase Holding Corporation is a wholly owned subsidiary of Viskase Corporation. Viskase Corporation, in turn, is a wholly owned subsidiary of Envirodyne Industries, Inc. Viskase Holding Corporation serves as the direct or indirect parent company for the majority of Viskase Corporation's non-domestic operations. These subsidiaries are as follows:

Name of Subsidiary                  Parent of Subsidiary              Country of Business
------------------------------      ---------------------------       ---------------------
Viskase Brasil Embalagens Ltda.     Viskase Holding Corporation       Brazil
Viskase Australia Limited           Viskase Holding Corporation       Australia
Viskase de Mexico S.A. de C.V.      Viskase Holding Corporation       Mexico
Viskase S.A.                        Viskase Holding Corporation       France
Viskase Gmbh                        Viskase S.A.                      Germany
Viskase SPA                         Viskase S.A.                      Italy
Viskase Canada Inc.                 Viskase S.A.                      Canada
Viskase ZAO                         Viskase S.A.                      Russia
Viskase Holdings Limited            Viskase S.A.                      United Kingdom
Filmco International Limited        Viskase Holdings Limited          United Kingdom
Viskase Limited                     Viskase Holdings Limited          United Kingdom
Viskase (UK) Limited                Viskase Limited                   United Kingdom
Envirodyne S.A.R.L.                 Viskase (UK) Limited              France



Viskase Holding Corporation conducts its operations through its subsidiaries and, for the most part, has no assets or liabilities other than its investments, accounts receivable and payable with affiliates, and intercompany loan and advances.

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne Industries, Inc. under Chapter 11 of the U.S. Bankruptcy Code. On January 7, 1993, several of the subsidiaries of Envirodyne Industries, Inc., including Viskase Holding Corporation, each filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). None of the subsidiaries of Viskase Holding Corporation entered into Chapter 11. On December 17, 1993, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (Plan of Reorganization) with respect to Envirodyne Industries, Inc. (Envirodyne) and certain of its subsidiaries, including Viskase Holding Corporation. The Plan of Reorganization was consummated and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993 (Effective Date). For accounting purposes, the Plan of Reorganization was deemed to be effective as of December 31, 1993.

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

The reorganization and the adoption of Fresh Start Reporting resulted in no material adjustments to the Company's Consolidated
Statement of Operations for the period January 1 to December 31,
1993.


2.  NATURE OF BUSINESS

Viskase Holding Corporation's subsidiaries manufacture food packaging products. The operations of these subsidiaries are primarily in Europe and South and North America. Through its subsidiaries, the Company is a leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. The Company is also a leading international manufacturer of plasticized polyvinyl chloride (PVC) films, primarily for use in packaging food items.

International Operations

Viskase Holding Corporation's subsidiaries have seven manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada;
Sedgefield, England (Great Britain); Swansea, Wales (Great
Britain); Guarulhos, Brazil and Nuevo Laredo, Mexico.

International sales and operations may be subject to various risks including, but not limited to, possible unfavorable exchange rate fluctuations, political instability, governmental regulations (including import and export controls), restrictions on currency repatriation, embargoes, labor relations laws and the possibility of governmental expropriation. Viskase Holding Corporation's foreign operations generally are subject to taxes on the repatriation of funds.

International operations in certain parts of the world may be subject to international balance of payments difficulties which may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Viskase Holding Corporation believes that its subsidiaries' allow-ance for doubtful accounts makes adequate provision for the collectibility of its receivables. Management believes that growth potential exists for many of Viskase's products outside the United States and that Viskase is well positioned to participate in these markets.

Sales and Distribution

Viskase Holding Corporation's subsidiaries' principal markets are in Europe, Latin America, North America and Asia Pacific.

The United Kingdom operation sells its PVC films directly and through distributors, primarily to the retail grocery and foodservice industries in Europe.

In Europe, Viskase Holding Corporation's subsidiaries operate casings service centers in Milan, Italy, Pulheim, Germany, and Moscow, Russia. The Company also operates a service center in Brisbane, Australia. These service centers provide finishing, inventory and delivery services to customers. The subsidiaries also use outside distributors to market their products to customers in Europe, Africa, Asia and Latin America.
Competition

From time to time, Viskase Holding Corporation's subsidiaries experience reduced market share or reduced profits due to price competition; however, management believes that such market conditions will not result in any long-term material loss of business.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of presentation

Effective in 1990 Envirodyne Industries, Inc. adopted a 52/53 week fiscal year ending on the last Thursday of December. Viskase
Holding Corporation's 1993 financial statements include
December 31, 1993 in order to present the effect of the consummation of the Plan of Reorganization.

(B)  Principles of consolidation

The consolidated financial statements reflect the accounts of Viskase Holding Corporation and its subsidiaries. All significant intercompany transactions and balances between and among Viskase Holding Corporation and its subsidiaries have been eliminated in the consolidation.

Reclassifications have been made to the prior years' financial statements to conform to the 1995 presentation.

(C)  Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(D)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $8,074 and $821 of short-term investments at December 28, 1995 and December 29, 1994, respectively.

(E)  Inventories

Inventories, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(F)  Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations. Effective December 31, 1993 and in conjunction with the Fresh Start Reporting, property, plant and equipment was reported at the estimated fair value.

(G)  Deferred financing costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

(H) Excess reorganization value and excess investment over net assets acquired, net

Excess reorganization value is amortized on the straight-line method over 15 years.

Cost in excess of net assets acquired, net was amortized on a straight-line method over 40 years in fiscal 1993.

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

The Company's funding policy is consistent with funding requirements of the applicable foreign laws and regulations.

(J)  Postemployment benefits

Effective December 31, 1993 and in conjunction with the Fresh Start Reporting, the Company adopted SFAS No. 112 "Employers Accounting for Postemployment Benefits." The impact of adopting SFAS No. 112 was not material.

(K)  Income taxes

Income taxes are accounted for in accordance with SFAS No. 109. Tax provisions and benefits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years.

(L)  Net income (loss) per share

Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year.

(M)  Revenue recognition

Sales to customers are recorded at the time of shipment net of discounts and allowances.

(N)  Foreign currency contracts

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

(O)  Stock-based compensation

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value acounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 26, 1996. The Company believes that adoption is not expected to have a material impact on its financial condition as the Company will not adopt the fair value accounting, but will instead comply with the disclosure requirements.


4.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $2,256 and $1,364 at December 28, 1995, and at December 29, 1994, respectively.


5.  INVENTORIES (dollars in thousands)

Inventories consisted of:
                                    December 28,    December 29,
                                       1995              1994
                                    -----------     -----------
Raw materials                         $ 5,299         $ 5,778
Work in process                        13,342          13,975
Finished products                      19,592          23,972
                                      -------         -------
                                      $38,233         $43,725
                                      =======         =======

Inventories were net of reserves for obsolete and slow moving inventory of $1,331 and $1,686 at December 28, 1995 and December 29, 1994, respectively.


6.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                    December 28,    December 29,
                                       1995              1994
                                    -----------     -----------
Property, plant and equipment:
  Land and improvements               $  5,319       $  4,982
  Buildings and improvements            30,236         28,588
  Machinery and equipment              114,212        103,293
  Construction in progress                 283          1,167
Capital Leases:
  Machinery and equipment                  367
                                      --------       --------
                                      $150,417       $138,030
                                      ========       ========

Maintenance and repairs charged to costs and expenses for 1995, 1994, and 1993 aggregated $10,288, $10,748 and $9,782, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years.

7.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:

                                    December 28,    December 29,
                                       1995              1994
                                    -----------     -----------
Compensation and employee benefits     $ 9,446        $10,408
Taxes, other than on income              1,585          2,006
Accrued volume and sales discounts       5,320          5,445
Other                                    5,591          7,499
                                       -------        -------
                                       $21,942        $25,358
                                       =======        =======

8.  DEBT OBLIGATIONS (dollars in thousands)

As described in Note 1, Chapter ll Reorganization Proceedings,
Envirodyne and certain of its domestic Subsidiaries (including
Viskase Holding Corporation) emerged from Chapter 11 on December
31, 1993.

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

The Company finances its working capital needs through a combination of cash generated through operations and borrowings local unsecured credit facilities and intercompany loans.

The Company recognized an extraordinary loss of $1,030 representing the write-off of deferred financing fees related to the June 20, 1995 debt refinancing. The extraordinary loss, net of applicable income taxes of $340, was included in the Company's Statement of Operations for the quarter ended June 29, 1995.

The Viskase Limited term facility is with a foreign financial institution. The term facility, which is collateralized by substantially all of the assets of Viskase Limited, bears a variable interest rate and is payable in 16 equal semiannual installments that began in December 1992.

Outstanding short-term and long-term debt consisted of:

                                    December 28,    December 29,
                                       1995              1994
                                    -----------     -----------
Short-term debt and current
  maturity of long-term debt:
  Current maturity of Viskase
    Limited Term Loan (4.7%)          $2,033           $ 1,882
  Other                                4,064             5,096
                                      ------           -------
  Total short-term debt               $6,097           $ 6,978
                                      ======           =======
Long-term debt:
  Bank Credit Agreement:
    Multicurrency Loan
      due 1999 (8.9%)                                    4,924
  Viskase Limited Term
      Loan (4.7%)                      7,115             8,466
  Other                                  606               633
                                      ======           =======
  Total long-term debt                $7,721           $14,023
                                      ======           =======

The fair value of the Company's debt obligation is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At December 29, 1994, the fair value of debt obligations approximated their carrying value.

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                                Total
                                               ------
           1996                                $2,612
           1997                                 2,383
           1998                                 2,233
           1999                                 2,033
           2000                                 1,016


9.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.
Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 28, 1995, are:

      1996                              $1,357
      1997                               1,092
      1998                                 886
      1999                                 450
      2000                                 372
      Total thereafter
                                        ------
      Total minimum lease payments      $4,157
                                        ======

Total rent expense during 1995, 1994 and 1993 amounted to $3,750, $2,350 and $2,140, respectively.


10.  RETIREMENT PLANS (dollars in thousands)

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1995, 1994 and 1993 was $1,383, $1,043 and $864, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,856; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,346.

The Company's postretirement benefits are not material.


11.  CONTINGENCIES (dollars in thousands)

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.


12.  INCOME TAXES (dollars in thousands)

The provision (benefit) for income taxes consisted of:

                         December 30,   January 1,   January 1,
                            1994 to       to           to
                          December 29, December 29, December 31,
                              1995       1994           1993
                         ------------  -----------  -----------
Current:
  Federal                    $1,316     $4,479        $ 1,368
  Foreign                       950      4,652          2,453
  State and local               243        766            258
                             ------     ------        -------
                              2,509      9,897          4,079
                             ------     ------        -------
Deferred:
  Federal
  Foreign                     2,098        128         (1,434)
  State and local
                             ------      -----        -------
                              2,908        128         (1,434)
                            -------    -------         ------
                            $ 4,607    $10,025         $2,645
                            =======    =======         ======


A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:

                         December 30,   January 1,   January 1,
                            1994 to       to           to
                          December 29, December 29, December 31,
                              1995       1994           1993
                         ------------  -----------  -----------

Statutory federal tax rate    35.0%        35.0%       35.0%
Increase (decrease)
  in tax rate due to:
  State and local taxes net
    of related federal
    tax benefit                2.3          2.5         6.4
  Net effect of taxes
    relating to foreign
    operations                30.4         11.1        61.6
  Other                         .4          1.6        (2.8)
                             -----         ----       -----
Consolidated effective
  tax rate                    68.1%        50.2%      100.2%
                              ====         ====       =====

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 are as follows:

                       Temporary Difference        Tax Effected
                       ---------------------    ---------------------
                        Deferred   Deferred     Deferred   Deferred
                           Tax        Tax         Tax        Tax
                          Assets  Liabilities    Assets   Liabilities
                         -------  -----------    ------   -----------
Depreciation basis
   differences                      $72,219                $25,717
Pension and healthcare                  600                    220
Other accruals, reserves,
   and other              $ 648         399      $ 216         174
                          -----     -------      -----     -------
                          $ 648     $73,218      $ 216     $26,111
                          =====     =======      =====     =======

At December 28, 1995, the Company had $11,136 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

Domestic earnings or (losses) after extraordinary gain or loss and before income taxes were approximately $3,937, $12,634 and $4,373 in 1995, 1994 and 1993, respectively. Foreign earnings or (losses) before income taxes were approximately $2,832, $7,329 and $(1,733) in 1995, 1994 and 1993, respectively.


13.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs are expensed as incurred and totaled $1,106, $1,562 and $1,180, for 1995, 1994, and 1993, respectively.


14.  RELATED PARTY TRANSACTIONS (dollars in thousands)

Intercompany loans and advances:
-------------------------------

                                         December 28,  December 29,
                                            1995           1994
                                         -----------   -----------
Viskase S.A. 12% promissory note
   due to Envirodyne                       $25,142
Viskase S.A. promissory note
   due to Envirodyne                        17,440        $35,249
Accrued interest on Viskase S.A.
   promissory note                              83          1,688
Viskase United Kingdom Limited
   promissory note
   due to Envirodyne,
   including accrued interest                  419          2,919

Advances:
  Envirodyne to Viskase S.A.
  Viskase Corporation to
    Viskase Holding Corporation             38,010         38,010
                                           -------        -------
                                           $81,094        $77,866
                                           =======        =======

The Viskase S.A. 12% promissory note due to Envirodyne is payable on demand. Interest is payable semiannually on June 30 and December 31.

The Viskase S.A. promissory note due to Envirodyne is payable on demand and bears interest at a rate of 10.00%. Interest is payable semiannually on June 30 and December 31.

The $2.5 million Viskase United Kingdom Limited promissory note due to Envirodyne is payable on demand and bears interest at a rate of 8.00%. The promissory note was repaid in 1995.

The Viskase Corporation advance to Viskase Holding Corporation is payable on demand.

License Agreements
------------------

Viskase Holding Corporation has been granted the right to license
Viskase Corporation's patents and technology pursuant to a license agreement between Viskase Corporation and Viskase Holding
Corporation.

Intercompany transactions:
-------------------------

In 1995, 1994 and 1993, the Company paid $1,022, $756 and $752, respectively, to Viskase Corporation for management services. During 1995, 1994 and 1993, the Company accrued $687, $100 and $100, respectively, payable to Envirodyne for management services.

During 1995, 1994 and 1993, the Company purchased semi-finished and finished inventory from Viskase Sales Corporation in the amount of $26,953, $23,114 and $15,439, respectively. In addition, during 1995, 1994 and 1993, the Company had sales of inventory to Viskase Sales Corporation in the amount of $7,329, $5,632 and $1,338, respectively.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value as of December 28, 1995 of the Company's financial instruments. (Refer to Notes 3 and 8.)

                                    Carrying         Estimated
                                     Value          Fair  Value
                                    --------        -----------
Assets:
   Cash and equivalents              $11,826          $11,826
   Foreign currency contracts          3,397            3,377

Liabilities:
   Long-term debt                      7,721            7,721

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES        SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS

                          (in thousands)

                                   Balance at    Provision                                          Balance
                                   Beginning    Charged to                                          at End
      Description                  of  Period     Expense     Write-offs  Recoveries    Other(1)   of Period

1995  for the year ended
      December 28
      Allowance for
      doubtful accounts              $2,136       $1,403       $  (472)       $  6        $151       $3,224

1994  for the year ended
      December 29
      Allowance for
      doubtful accounts               2,872          939        (1,824)         21         128        2,136

1993  for the year ended
      December 31
      Allowance for
      doubtful accounts               2,175        1,166           (334)        70        (205)       2,872



1995  for the year ended
      December 28
      Reserve for obsolete and
      slow moving inventory           5,353        1,264         (2,868)                    69        3,818

1994  for the year ended
      December 29
      Reserve for obsolete and
      slow moving inventory           5,425        2,936         (3,123)                   115        5,353

1993  for the year ended
      December 31
      Reserve for obsolete and
      slow moving inventory           3,178        4,973         (2,660)                   (66)       5,425

(1)  Foreign currency translation.
