Form 10-Q
period 1996-03-28
ENVIRODYNE INDUSTRIES INC
filed 1996-05-13
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               ------------

                                FORM 10-Q

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended         March 28, 1996
                                         ---------------------------------
                                  OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    --------------

                    Commission file number   0-5485


                            ENVIRODYNE INDUSTRIES, INC.
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)


        Delaware                                         95-2677354
- -------------------------------                      ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois                60521
- -----------------------------------------------             ----------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (708) 571-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.  Yes   X       No
              -----        -----

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.  Yes   X       No
                 -----        -----
     As of May 10, 1996, there were 14,479,721 shares outstanding of the registrant's Common Stock, $.01 par value.

                    INDEX TO FINANCIAL STATEMENTS

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

           UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at March 28, 1996 (unaudited) and
     December 28, 1995                                                  4

Unaudited consolidated statements of operations for the three
     months ended March 28, 1996 and March 30, 1995                     5

Unaudited consolidated statements of cash flows for the three
     months ended March 28, 1996 and March 30, 1995                     6

Notes to consolidated financial statements                              7


              VISKASE HOLDING CORPORATION AND SUBSIDIARIES

           UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at March 28, 1996 (unaudited) and
     December 28, 1995                                                 20

Unaudited consolidated statements of operations for the three
     months ended March 28, 1996 and March 30, 1995                    21

Unaudited consolidated statements of cash flows for the three
     months ended March 28, 1996 and March 30, 1995                    22

Notes to consolidated financial statements                             23


        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------
The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 1995 (1995 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1995 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 28, 1995 was derived from the audited consolidated financial statements in the Company's annual report of Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 March 28,               December 28,
                                                    1996                    1995
                                              ---------------          --------------
                                                             (in thousands)
ASSETS
   Current assets:
     Cash and equivalents                         $ 23,002                 $ 30,325
     Receivables, net                               86,348                   89,454
     Inventories                                   105,239                   99,474
     Other current assets                           32,073                   21,646
                                                  --------                 --------
          Total current assets                     246,662                  240,899

   Property, plant and equipment,
     including those under capital leases          549,638                  545,491
     Less accumulated depreciation
       and amortization                             86,604                   75,987
                                                  --------                 --------
     Property, plant and equipment, net            463,034                  469,504

   Deferred financing costs                          7,448                    8,090
   Other assets                                     44,327                   45,589
   Excess reorganization value                     132,889                  135,485
                                                  --------                 --------
                                                  $894,360                 $899,567
                                                  ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Short-term debt including current portion
       of long-term debt and obligations
       under capital leases                       $ 12,014                 $ 12,504
     Accounts payable                               41,429                   39,117
     Accrued liabilities                            78,851                   67,553
                                                  --------                 --------
          Total current liabilities                132,294                  119,174

   Long-term debt including obligations
     under capital leases                          523,113                  530,181

   Accrued employee benefits                        55,944                   55,626
   Deferred and noncurrent income taxes             73,156                   77,490

   Commitments and contingencies

   Stockholders' equity:
     Preferred stock, $.01 par value;
       none outstanding
     Common stock, $.01 par value;
       14,479,721 shares issued and
       outstanding at March 28, 1996 and
       13,579,460 shares at December 28, 1995          145                      136
     Paid in capital                               134,855                  134,864
     Accumulated (deficit)                         (31,058)                 (25,131)
     Cumulative foreign currency
       translation adjustments                       5,911                    7,227
                                                  --------                 --------
          Total stockholders' equity               109,853                  117,096
                                                  --------                 --------
                                                  $894,360                 $899,567
                                                  ========                 ========

The accompanying notes are an integral part of the consolidated financial statements.

                    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three   Months  Ended
                                                  ----------------------------------------
                                                       March                       March
                                                      28, 1996                   30, 1995
                                                  ---------------              -----------
                                                  (in thousands, except for number of shares
                                                            and per share amounts)
NET SALES                                             $159,736                   $155,824

COSTS AND EXPENSES
   Cost of sales                                       119,709                    114,955
   Selling, general
      and administrative                                26,642                     28,270
   Amortization of intangibles
      and excess reorganization value                    4,091                      3,910
                                                       -------                    -------
OPERATING INCOME                                         9,294                      8,689

   Interest income                                         391                         64
   Interest expense                                     14,876                     13,434
   Other expense (income), net                           3,036                       (591)
                                                       -------                    -------

(LOSS) BEFORE INCOME TAXES                              (8,227)                    (4,090)

   Income tax provision (benefit)                       (2,300)                      (195)
                                                       -------                    -------
NET (LOSS)                                            $ (5,927)                  $ (3,895)
                                                      ========                   ========
WEIGHTED AVERAGE
   COMMON SHARES                                    13,737,748                 13,515,000

PER SHARE AMOUNTS:
NET (LOSS)                                               $(.43)                   $  (.29)
                                                         =====                    =======

The accompanying notes are an integral part of the consolidated financial statements.

                    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three    Months   Ended
                                                            ---------------------------------------
                                                             March 28,                 March 30,
                                                                1996                      1995
                                                           -------------              ------------
                                                                         (in thousands)
Cash flows from operating activities:
   Net (loss)                                                   $ (5,927)                 $ (3,895)
   Adjustments to reconcile net (loss)
     to net cash provided by operating activities:
        Depreciation and amortization under capital lease         10,974                     9,986
        Amortization of intangibles and excess
           reorganization value                                    4,091                     3,910
        Amortization of deferred financing fees and discount         579                       549
        Increase (decrease) in deferred and
           noncurrent income taxes                                (3,866)                     (907)
        Foreign currency transaction loss (gain)                      47                    (1,586)
        (Gain) on sales of property, plant and equipment              (2)

        Changes in operating assets and liabilities:
           Accounts receivable                                     2,307                      (438)
           Inventories                                            (6,212)                  (12,192)
           Other current assets                                  (10,558)                  (10,615)
           Accounts payable and accrued liabilities               14,243                       254
           Other                                                     191                       398
                                                                 -------                  --------
        Total adjustments                                         11,794                   (10,641)
                                                                 -------                  --------
           Net cash provided by operating activities               5,867                   (14,536)

Cash flows from investing activities:
   Capital expenditures                                           (6,543)                   (7,631)
   Proceeds from sale of property, plant and equipment                49
                                                                 -------                  --------
           Net cash (used in) investing activities                (6,494)                   (7,631)

Cash flows from financing activities:
   Proceeds from revolving loan and long-term borrowings                                    42,249
   Deferred financing costs                                                                   (464)
   Repayment of revolving loan, long-term borrowings
     and capital lease obligation                                 (7,202)                  (19,973)
                                                                 -------                  --------
           Net cash provided by financing activities              (7,202)                   21,812

Effect of currency exchange rate changes on cash                     506                       275
                                                                 -------                  --------
Net (decrease) in cash and equivalents                            (7,323)                      (80)
Cash and equivalents at beginning of period                       30,325                     7,289
                                                                 -------                  --------
Cash and equivalents at end of period                            $23,002                  $  7,209
                                                                 =======                  ========

- ----------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Interest paid                                                 $13,379                   $16,330
   Income taxes paid                                             $   453                  $  1,045

The accompanying notes are an integral part of the consolidated financial statements.

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                         March 28,           December 28,
                                           1996                  1995
                                        ----------           -----------
Raw materials                            $ 17,605             $ 17,150
Work in process                            32,695               32,800
Finished products                          54,939               49,524
                                         --------             --------
                                         $105,239             $ 99,474
                                         ========             ========

Approximately 56% of the inventories at March 28, 1996 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $5 million at March 28, 1996.


2. DEBT OBLIGATIONS (dollars in thousands)

On June 20, 1995, Envirodyne Industries, Inc. (Envirodyne or the Company) completed the sale of $160,000 aggregate principal amount of senior secured notes pursuant to an indenture dated June 20, 1995 (Indenture) consisting of (i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to refinance senior bank debt and pay transaction fees and expenses. Concurrently with the June 20, 1995 financing, Envirodyne entered into a $20,000 domestic revolving credit facility (Revolving Credit Facility) and a $28,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements);
(iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase S.A. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), borrowing base limitations measured by accounts receivable and inventory of the Company and reserves which may be established at the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at March 28, 1996.

The Company recognized an extraordinary loss of $6,778 representing the write-off of deferred financing fees related to the June 20, 1995 debt refinancing. The extraordinary loss, net of applicable income taxes of $2,582, was included in the Company's Statement of Operations for the quarter ended June 29, 1995.

The $151,500 tranche of Senior Secured Notes bears interest at a rate of 12% per annum and the $8,500 tranche bears interest at a rate equal to the six month London Interbank Offered Rate (LIBOR) plus 575 basis points. The interest rate on the floating rate tranche is approximately 11.4%. The interest rate on the floating rate tranche is reset semi-annually on June 15 and December 15. Interest on the Senior Secured Notes is payable each June 15 and December 15.

On June 15, 1999, $80,000 of Senior Secured Notes is subject to a mandatory redemption. The remaining principal amount outstanding will mature on June 15, 2000.

In the event the Company has Excess Cash Flow (as defined) in excess of $5,000 in any fiscal year, Envirodyne is required to make an offer to purchase Senior Secured Notes together with any borrowed money obligations outstanding under the Revolving Credit Facility, on a pro rata basis, in an amount equal to the Excess Cash Flow at a purchase price of 100% plus any accrued interest to the date of purchase. There was no Excess Cash Flow for fiscal 1995.

The Senior Secured Notes are redeemable, in whole or from time to time in part, at Envirodyne's option, at the greater of (i) the outstanding principal amount or (ii) the present value of the expected future cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.
- ----

Upon the occurrence of a Change of Control (which includes the acquisition by any person of more than 50% of Envirodyne's Common Stock), each holder of the Senior Secured Notes has the right to require the Company to repurchase such holder's Senior Secured Notes at a price equal to the greater of (i) the outstanding principal amount or (ii) the present value of the expected cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to
                                  ----
the date of purchase.

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

Envirodyne has entered into interest rate agreements that cap $50 million of interest rate exposure at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $153 of amortization of the interest rate cap premium during the three-month period ended March 28, 1996. Envirodyne has not received any payments under the interest rate protection agreements.

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

Had the refinancing taken place at the beginning of 1995, the pro forma Envirodyne consolidated statement of operations would have been:

     (in thousands, except for number of shares and per share amounts)

                                           Pro Forma Three Months
                                            Ended March 30, 1995
                                           ----------------------
Net sales                                           $155,824
  Cost of sales                                      114,955
  Selling, general and administrative                 28,270
  Amortization of intangibles and
    excess reorganization cost                         3,910
                                                    --------
Operating income                                       8,689
  Interest income                                         64
  Interest expense                                    14,981
  Other expense (income), net                           (591)
                                                    --------
(Loss) before income taxes                            (5,637)
  Income tax (benefit)                                  (798)
                                                    --------
Net (loss)                                          $ (4,839)
                                                    ========
Weighted average common shares                    13,515,000
Net (loss) per share                                   $(.36)
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

Outstanding short-term and long-term debt consisted of:

                                             March       December
                                            28, 1996     28, 1995
                                           ----------   ----------
Short-term debt, current
  maturity of long-term
  debt, and capital lease obligation:

  Current maturity of Viskase
    Capital Lease Obligation                 $ 6,633      $ 6,012
  Current maturity of Viskase Limited
    Term Loan (4.7%)                           1,977        2,033
  Other                                        3,404        4,459
                                             -------      -------
                Total short-term debt        $12,014      $12,504
                                             =======      =======
Long-term debt:

  12% Senior Secured Notes due 2000         $160,000     $160,000
  10.25% Senior Notes due 2001               219,262      219,262
  Viskase Capital Lease Obligation           134,549      141,182
  Viskase Limited Term Loan (4.7%)             6,917        7,115
  Other                                        2,385        2,622
                                            --------     --------
                Total long-term debt        $523,113     $530,181
                                            ========     ========


The fair value of the Company's debt obligation (excluding capital lease obligation) is estimated based upon the quoted market prices for the same or similar issues or upon the current rates offered to the Company for the debt of the same remaining maturities. At March 28, 1996 the carrying amount and estimated fair value of debt obligations (excluding capital lease obligation) were $391,974 and $348,818, respectively.

On December 28, 1990, Viskase and GECC entered into a sale and leaseback transaction. The sale and leaseback of assets included the production and finishing equipment at Viskase's four domestic casing production and finishing facilities. The facilities are located in Chicago, Illinois; Loudon, Tennessee; Osceola, Arkansas and Kentland, Indiana. Viskase, as the Lessee under the relevant agreements, continues to operate all of the facilities. The lease has been accounted for as a capital lease.

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

Annual rental payments under the Lease will be approximately $19.2 million through 1997, $21.4 million in 1998 and $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4 million currently if the Company achieves and maintains certain financial ratios. As of March 28, 1996 the Company had met the required financial ratios and the letter of credit has been reduced by $4 million. The letter can be further reduced in 1997 or eliminated after 1998 if the Company achieves and maintains certain financial ratios. Envirodyne and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

The 1996 rental payment of $19,227 was paid on February 28, 1996. Principal payments under the capital lease obligation for the years ended 1996 through 1999 range from approximately $6 million to $14 million.

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                       Total
                                  ---------------
                 1996                 $ 9,019
                 1997                   9,418
                 1998                  12,313
                 1999                  95,477
                 2000                  95,669

3.  CONTINGENCIES (dollars in thousands)

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

Litigation has been initiated with respect to events arising out of the bankruptcy cases and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although
Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne. In ARTRA Group
                                                      -----------
Incorporated v. Salomon Brothers Holding Company Inc, Salomon Brothers Inc,
- --------------------------------------------------------------------------
D.P. Kelly & Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy,
- ----------------------------------------------------------------------
James L. Massey, William Rifkind and Michael Zimmerman, Case No. 93 A 1616,
- ------------------------------------------------------
United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (Bankruptcy Court), ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of Envirodyne's plan of reorganization (Plan of Reorganization) in 1993. In
ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc, Salomon
- -------------------------------------------------------------------------
Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly, Charles
- ---------------------------------------------------------------------
K. Bobrinskoy and Michael Zimmerman, Case No. 93 L 2198, Circuit Court of
- -----------------------------------
the Eighteenth Judicial Circuit, County of DuPage, State of Illinois, ARTRA alleges breach of fiduciary duty, fraudulent and negligent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136.2 million plus interest and punitive damages of $408.6 million. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the Company is not a party to either case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if adjudicated in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were ultimately successful in establishing their right to indemnification.

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

In February 1996 Clear Shield National and three other plastic cutlery manufacturers were named as defendants in the following three civil complaints: Eisenberg Brothers, Inc., on behalf of itself and all others
            ------------------------------------------------------------
similarly situated, v. Amcel Corp., Clear Shield National, Inc., Dispoz-O
- -------------------------------------------------------------------------
Plastics Corp. and Benchmark Holdings, Inc. t/a Winkler Products, Civil
- ----------------------------------------------------------------
Action No. 96-728, United States District Court for the Eastern District
of Pennsylvania; St. Cloud Restaurant Supply Company v. Amcel Corp., Clear
                 ---------------------------------------------------------
Shield National, Inc., Dispoz-O Plastics Corp. and Benchmark Holdings, Inc.
- --------------------------------------------------------------------------
t/a Winkler Products, Case No. 96C 0777, United States District Court for
- --------------------
the Northern District of Illinois, Eastern Division; and Servall Products,
                                                         ----------------
Inc., on behalf of itself and all others similarly situated, v. Amcel
- ---------------------------------------------------------------------
Corporation, Clear Shield National, Inc., Dispoz-O Plastics Corporation
- -----------------------------------------------------------------------
and Benchmark Holdings, Inc. t/a Winkler Products, Civil Action
- -------------------------------------------------
No. 96-1116, United States District Court for the Eastern District of Pennsylvania. Each of the complaints alleges, among other things, that from October 1990 through April 1992 the defendants unlawfully conspired to fix the prices at which plastic cutlery would be sold. The Company has informed the plaintiffs that such claims as they relate to Clear Shield were discharged by the order of the Bankruptcy Court and Plan of Reorganization and that the plaintiffs are permanently enjoined from pursuing legal action to collect discharged claims.

On February 27, 1996, the plaintiff in the St. Cloud case voluntarily
                                           ---------
dismissed the action without prejudice and refiled its action in the U.S. District Court for the Eastern District of Pennsylvania but did not name Clear Shield National as a defendant. On March 14, 1996, Eisenberg Brothers Inc. filed a motion in Clear Shield National's Bankruptcy proceeding in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. Eisenberg Brothers Inc.'s motion contends that the Bankruptcy Court's order did not discharge the plaintiff's claim.

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.

4.  CAPITAL STOCK, PAID IN CAPITAL, AND WARRANTS

On February 23, 1996, the United States Bankruptcy Court for the Northern District of Illinois, Eastern District entered an order approving a settlement agreement resolving all claims of the former union employees of Wisconsin Steel Company which shut down in March 1980. Under terms of the approved settlement of Frank Lumpkin, et al. v. Envirodyne Industries, Inc.
                       ---------------------------------------------------
(Lumpkin) and without any admission or finding of liability or wrongdoing,
 -------
Envirodyne was released and discharged from all claims in exchange for 900,000 shares of common stock. The distribution is in accordance with the terms of Envirodyne's Plan of Reorganization under which common stock was distributed to Envirodyne's general unsecured creditors in satisfaction of their allowed claims.

The Company issued additional shares of common stock for the Lumpkin
                                                             -------
settlement and to the holders of general unsecured claims of Envirodyne (as opposed to the subsidiaries of Envirodyne) under the terms of the Plan of Reorganization. The total number of shares outstanding after issuance of common stock for the Lumpkin settlement and for the additional distribution
                     -------
to holders of general unsecured claims of Envirodyne is 14,479,721.

Under the terms of the Plan of Reorganization, Envirodyne issued warrants to purchase 10% of the fully diluted common stock. The issuance of common stock pursuant to the Lumpkin settlement, together with other issuances of
                      -------
common stock since the consummation of the Plan of Reorganization, caused an adjustment to the exercise price of the warrants and the number of shares of common stock for which a warrant is exercisable. The exercise price was adjusted from $17.25 to $16.08 per share and the number of common shares for which each warrant is exercisable was adjusted from 1.000 share to 1.073 shares.

5.  SUBSIDIARY GUARANTORS

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

                    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING BALANCE SHEETS
                                   MARCH 28, 1996

                                                        Guarantor    Nonguarantor                  Consolidated
                                            Parent     Subsidiaries  Subsidiaries Eliminations (1)     Total
                                           --------      --------      --------    ----------         --------
                                                                    (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                   $ 16,489      $ (1,923)     $  8,436                       $ 23,002
    Receivables and advances, net            73,219        67,508        52,060      $ (106,439)        86,348
    Inventories                                            68,570        38,124          (1,455)       105,239
    Other current assets                        510        22,090         9,473                         32,073
                                           --------      --------      --------      ----------       --------
      Total current assets                   90,218       156,245       108,093        (107,894)       246,662

Property, plant and equipment including
  those under capital lease                     265       400,668       148,705                        549,638
  Less accumulated depreciation
    and amortization                            176        63,569        22,859                         86,604
                                           --------      --------      --------      ----------       --------
Property, plant and equipment, net               89       337,099       125,846                        463,034

Deferred financing costs                      6,497                         951                          7,448
Other assets                                               42,672         1,655                         44,327
Investment in subsidiaries                   71,972       117,371                      (189,343)
Excess reorganization value                                93,152        39,737                        132,889
                                           --------      --------      --------      ----------       --------
                                           $168,776      $746,539      $276,282       $(297,237)      $894,360
                                           ========      ========      ========      ==========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                     $  7,051      $  4,963                       $ 12,014
    Accounts payable and advances           $    15        99,213        48,640      $ (106,439)        41,429
    Accrued liabilities                      19,868        36,273        22,710                         78,851
                                           --------      --------      --------      ----------       --------
      Total current liabilities              19,883       142,537        76,313        (106,439)       132,294

Long-term debt including obligation
  under capital lease                       379,262       136,462         7,389                        523,113

Accrued employee benefits                                  51,649         4,295                         55,944
Deferred and noncurrent income taxes         33,330        15,015        24,811                         73,156
Intercompany loans                         (373,552)      340,000        33,504              48

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,479,721 shares issued and
    outstanding                                 145             3        32,738         (32,741)           145
  Paid in capital                           134,855        87,899        87,871        (175,770)       134,855
  Accumulated earnings (deficit)            (31,058)      (32,889)        3,498          29,391        (31,058)
  Cumulative foreign currency
    translation adjustments                   5,911         5,863         5,863         (11,726)         5,911
                                           --------      --------      --------      ----------       --------
    Total stockholders' equity              109,853        60,876       129,970        (190,846)       109,853
                                           --------      --------      --------      ----------       --------
                                           $168,776      $746,539      $276,282       $(297,237)      $894,360
                                           ========      ========      ========      ==========       ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

                    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATING BALANCE SHEETS
                                    DECEMBER 28, 1995

                                                        Guarantor    Nonguarantor                  Consolidated
                                            Parent     Subsidiaries  Subsidiaries Eliminations (1)    Total
                                           --------      --------      --------    ----------        --------
                                                                      (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                   $ 18,013      $    486      $ 11,826                       $ 30,325
    Receivables and advances, net            52,462        70,458        57,082       $ (90,548)        89,454
    Inventories                                            63,355        38,233          (2,114)        99,474
    Other current assets                        176        12,364         9,106                         21,646
                                           --------      --------      --------      ----------       --------
      Total current assets                   70,651       146,663       116,247         (92,662)       240,899

Property, plant and equipment including
  those under capital lease                     261       394,813       150,417                        545,491
  Less accumulated depreciation
    and amortization                            150        55,620        20,217                         75,987
                                           --------      --------      --------      ----------       --------
Property, plant and equipment, net              111       339,193       130,200                        469,504

Deferred financing costs                      7,048                       1,042                          8,090
Other assets                                               43,720         1,869                         45,589
Investment in subsidiaries                   77,766       117,578                      (195,344)
Excess reorganization value                                94,968        40,517                        135,485
                                           --------      --------      --------      ----------       --------
                                           $155,576      $742,122      $289,875       $(288,006)      $899,567
                                           ========      ========      ========      ==========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                     $  6,407      $  6,097                      $  12,504
    Accounts payable and advances           $    80        78,848        50,737       $ (90,548)        39,117
    Accrued liabilities                       8,126        37,488        21,939                         67,553
                                           --------      --------      --------      ----------       --------
      Total current liabilities               8,206       122,743        78,773         (90,548)       119,174

Long-term debt including obligation
  under capital lease                       379,262       143,198         7,721                        530,181

Accrued employee benefits                                  51,345         4,281                         55,626
Deferred and noncurrent income taxes         34,088        17,507        25,895                         77,490
Intercompany loans                         (383,076)      340,000        43,083              (7)

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    13,579,460 shares issued and
    outstanding                                 136             3        32,738         (32,741)           136
  Paid in capital                           134,864        87,899        87,871        (175,770)       134,864
  Accumulated earnings (deficit)            (25,131)      (27,752)        2,334          25,418        (25,131)
  Cumulative foreign currency
    translation adjustments                   7,227         7,179         7,179         (14,358)         7,227
                                           --------      --------      --------      ----------       --------
    Total stockholders' equity              117,096        67,329       130,122        (197,451)       117,096
                                           --------      --------      --------      ----------       --------
                                           $155,576      $742,122      $289,875       $(288,006)      $899,567
                                           ========      ========      ========      ==========       ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

                    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENTS OF OPERATIONS
                        FOR THREE MONTHS ENDED MARCH 28, 1996

                                                        Guarantor    Nonguarantor                  Consolidated
                                            Parent     Subsidiaries  Subsidiaries Eliminations        Total
                                           --------      --------      --------      ----------      --------
                                                                    (in thousands)
NET SALES                                                $102,481       $66,212        $ (8,957)      $159,736

COSTS AND EXPENSES
  Cost of sales                                            78,867        50,458          (9,616)       119,709
  Selling, general and administrative        $1,546        14,921        10,175                         26,642
  Amortization of intangibles and
    excess reorganization value                             3,228           863                          4,091
                                           --------      --------      --------      ----------       --------
OPERATING INCOME (LOSS)                      (1,546)        5,465         4,716             659          9,294

  Interest income                               216                         175                            391
  Interest expense                           10,940         3,343           593                         14,876
  Intercompany interest expense (income)    (10,513)        9,379         1,134
  Management fees (income)                   (1,591)        1,218           373
  Other expense (income), net                 2,210           173           653                          3,036
  Equity Loss (income) in subsidiary          4,478        (1,164)                       (3,314)
                                           --------      --------      --------      ----------       --------
INCOME (LOSS) BEFORE INCOME TAXES            (6,854)       (7,484)        2,138           3,973         (8,227)
  Income tax provision (benefit)               (927)       (2,347)          974                         (2,300)
                                           --------      --------      --------      ----------       --------
NET INCOME (LOSS)                           $(5,927)     $ (5,137)      $ 1,164        $  3,973        $(5,927)
                                           ========      ========      ========      ==========       ========

                    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATING CASH FLOWS
                      FOR THREE MONTHS ENDED MARCH 28, 1996

                                                        Guarantor    Nonguarantor                  Consolidated
                                            Parent     Subsidiaries  Subsidiaries  Eliminations        Total
                                          --------      --------      --------      ----------      --------
                                                                   (in thousands)
Net cash provided by (used in)
  operating activities                    $ (11,061)      $ 9,527        $7,401                       $ 5,867

Cash flows from investing activities:
  Capital expenditures                           (3)       (5,919)         (621)                       (6,543)
  Proceeds from sale of property, plant
    and equipment                                              35            14                            49
                                           --------      --------      --------      ----------      --------
      Net cash (used in) investing
        activities                               (3)       (5,884)         (607)                       (6,494)

Cash flows from financing activities:
  Repayment of revolving loan,
    long-term borrowings and capital
    lease obligations                                      (6,052)       (1,150)                       (7,202)
  Increase (decrease) in Envirodyne loan      9,540                      (9,540)
                                           --------      --------      --------      ----------      --------
      Net cash provided by (used in)
        financing activities                  9,540        (6,052)      (10,690)                       (7,202)
Effect of currency exchange rate changes
  on cash                                                                   506                           506
                                           --------      --------      --------      ----------      --------
Net increase (decrease) in cash
  and equivalents                            (1,524)       (2,409)       (3,390)                       (7,323)
Cash and equivalents at beginning
  of period                                  18,013           486        11,826                        30,325
                                           --------      --------      --------      ----------      --------
Cash and equivalents at end
  of period                                 $16,489      $ (1,923)      $ 8,436                       $23,002
                                           ========      ========      ========      ==========      ========

                    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THREE MONTHS ENDED MARCH 30, 1995

                                                        Guarantor    Nonguarantor                  Consolidated
                                            Parent     Subsidiaries  Subsidiaries  Eliminations       Total
                                           --------      --------      --------      ----------      --------
                                                                        (in thousands)
NET SALES                                                $102,289      $ 62,520        $ (8,985)     $155,824

COSTS AND EXPENSES
  Cost of sales                                            75,069        48,903          (9,017)      114,955
  Selling, general and administrative        $1,573        17,354         9,343                        28,270
  Amortization of intangibles and
    excess reorganization value                             3,066           844                         3,910
                                           --------      --------      --------      ----------      --------
OPERATING INCOME (LOSS)                      (1,573)        6,800         3,430              32         8,689

  Interest income                                              55             9                            64
  Interest expense                            9,084         3,522           828                        13,434
  Intercompany interest expense (income)     (9,352)        8,502           850
  Management fees (income)                   (1,850)        1,558           292
  Other expense (income), net                (2,152)          (43)        1,604                          (591)
  Equity loss (income) in subsidiary          5,540           756                        (6,296)
                                           --------      --------      --------      ----------      --------
INCOME (LOSS) BEFORE INCOME TAXES            (2,843)       (7,440)         (135)          6,328        (4,090)
  Income tax provision                        1,052        (1,868)          621                          (195)
                                           --------      --------      --------      ----------      --------
NET INCOME (LOSS)                           $(3,895)     $ (5,572)      $  (756)       $  6,328      $ (3,895)
                                           ========      ========      ========      ==========      ========

                    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATING CASH FLOWS
                       FOR THREE MONTHS ENDED MARCH 30, 1995

                                                        Guarantor    Nonguarantor                  Consolidated
                                             Parent    Subsidiaries  Subsidiaries Eliminations        Total
                                           --------      --------      --------      ----------     --------
                                                                    (in thousands)
Net cash provided by (used in)
  operating activities                     $(23,043)      $12,237       $(3,730)                     $(14,536)

Cash flows from investing activities:
  Capital expenditures                                     (5,826)       (1,805)                       (7,631)
                                           --------      --------      --------      ----------      --------
      Net cash (used in) investing
        activities                                         (5,826)       (1,805)                       (7,631)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                     13,900                      28,349                        42,249
  Deferred financing costs                     (464)                                                     (464)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                (2,837)       (5,450)      (11,686)                      (19,973)
  Increase (decrease) in Envirodyne loan     14,705                     (14,705)
                                           --------      --------      --------      ----------      --------
      Net cash provided by (used in)
        financing activities                 25,304        (5,450)        1,958                        21,812
Effect of currency exchange
  rate changes on cash                                                      275                           275
                                           --------      --------      --------      ----------      --------
Net increase (decrease) in cash
  and equivalents                             2,261           961        (3,302)                          (80)
Cash and equivalents at beginning
  of period                                     555         1,853         4,881                         7,289
                                           --------      --------      --------      ----------      --------
Cash and equivalents at end of period       $ 2,816       $ 2,814        $1,579                        $7,209
                                           ========      ========      ========      ==========      ========

                    VISKASE HOLDING CORPORATION AND SUBSIDIARIES

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 1995 (1995 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1995 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 28, 1995 was derived from the audited Viskase Holding Corporation's consolidated financial statements included in Envirodyne Industries, Inc.'s annual report of Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                    VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           March 28,          December 28,
                                            1996                 1995
                                       -------------        -------------
                                                  (in thousands)

ASSETS
   Current assets:
     Cash and equivalents                  $  8,436           $  11,826
     Receivables, net                        49,351              53,022
     Receivables, affiliates                 51,328              51,829
     Inventories                             38,124              38,233
     Other current assets                     9,473               9,106
                                           --------            --------
       Total current assets                 156,712             164,016

   Property, plant and equipment            148,705             150,417
     Less accumulated depreciation           22,859              20,217
                                           --------            --------
     Property, plant and equipment, net     125,846             130,200

   Deferred financing costs                     951               1,042
   Other assets                               1,655               1,869
   Excess reorganization value               39,737              40,517
                                           --------            --------
                                           $324,901            $337,644
                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Short-term debt including current
       portion of long-term debt            $ 4,963           $   6,097
     Accounts payable                        15,819              13,720
     Accounts payable and advances,
       affiliates                            50,044              54,152
     Accrued liabilities                     22,711              21,942
                                           --------            --------
         Total current liabilities           93,537              95,911

   Long-term debt                             7,389               7,721

   Accrued employee benefits                  4,295               4,281
   Deferred and noncurrent income taxes      24,811              25,895
   Intercompany loans                        71,514              81,094

   Commitments and contingencies

   Stockholders' equity:
     Common stock, $1.00 par value,
       1,000 shares authorized;
       100 shares issued and outstanding
     Paid in capital                        103,463             103,463
     Retained earnings                       14,029              12,100
     Cumulative foreign currency
       translation adjustments                5,863               7,179
                                           --------            --------
          Total stockholders' equity        123,355             122,742
                                           --------            --------
                                           $324,901            $337,644
                                           ========            ========
The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                          Three    Months   Ended
                                      ----------------------------------
                                           March 28,         March 30,
                                             1996              1995
                                         ------------      ------------
                                            (in thousands, except for
                                               number of shares
                                              and per share amounts)

NET SALES                                    $66,212         $62,520

COSTS AND EXPENSES
   Cost of sales                              50,458          48,903
   Selling, general
     and administrative                        8,912           8,846
  Amortization of intangibles
     and excess reorganization value             863             844
                                             -------        --------
OPERATING INCOME                               5,979           3,927

   Interest income                               175              39
   Interest expense                              593             858
   Intercompany interest expense               1,134             838
   Management fees                               373             292
   Other expense, net                            653           1,299
                                             -------        --------
INCOME BEFORE INCOME TAXES                     3,401             679

   Income tax provision                        1,472             848
                                             -------        --------
NET INCOME (LOSS)                            $ 1,929        $   (169)
                                             =======        ========
WEIGHTED AVERAGE COMMON SHARES                   100             100

PER SHARE AMOUNTS:

NET INCOME (LOSS)                            $19,290         $(1,690)
                                             =======         =======


The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three    Months   Ended
                                                                        -----------------------------------
                                                                           March 28,               March 30,
                                                                            1996                   1995
                                                                         -------                --------
                                                                                   (in thousands)
Cash flows from operating activities:
     Net income                                                          $ 1,929                 $  (169)
     Adjustments to reconcile net income
          to net cash provided by operating activities:
               Depreciation                                                2,982                   2,808
               Amortization of intangibles and excess
                 reorganization value                                        863                     844
               Amortization of deferred financing fees and discount           57                      54
               Increase (decrease) in deferred and
                  noncurrent income taxes                                   (536)                    (91)
               (Gain) on sales of property, plant and equipment              (14)

               Changes in operating assets and liabilities:
                  Accounts receivable                                      2,872                     (88)
                  Accounts receivable, affiliates                             97                  (2,325)
                  Inventories                                               (338)                 (6,652)
                  Other current assets                                       591                   1,276
                  Accounts payable and accrued liabilities                 2,865                  (1,321)
                  Accounts payable and advances, affiliates               (3,964)                  1,225
                  Other                                                       (3)                   (689)
                                                                         -------                --------
               Total adjustments                                           5,472                  (4,959)
                                                                         -------                --------
                  Net cash provided by (used in) operating activities      7,401                  (5,128)

Cash flows from investing activities:
     Capital expenditures                                                   (621)                 (1,805)
     Proceeds from sale of property, plant and equipment                      14
                                                                         -------                --------
                  Net cash (used in) investing activities                   (607)                 (1,805)

Cash flows from financing activities:
     Proceeds from revolving loan and long-term borrowings                                        28,349
     Repayment of revolving loan and long-term borrowings                 (1,150)                (11,686)
     Increase (decrease) in Envirodyne loan                               (9,540)                (14,627)
                                                                         -------                --------
                  Net cash provided by (used in) financing activities    (10,690)                  2,036

Effect of currency exchange rate changes on cash                             506                     275
                                                                         -------                --------
Net (decrease) in cash and equivalents                                    (3,390)                 (4,622)
Cash and equivalents at beginning of period                               11,826                   6,201
                                                                         -------                --------
Cash and equivalents at end of period                                    $ 8,436                $  1,579
                                                                         =======                ========


- ---------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
     Interest paid                                                          $138                   $ 250
     Income taxes paid                                                      $250                   $ 685

The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. INVENTORIES (dollars in thousands)

Inventories consisted of:

                       March 28,         December 28,
                         1996                1995
                      -----------        ------------

Raw materials            $ 4,653           $ 5,299
Work in process           13,045            13,342
Finished products         20,426            19,592
                         -------           -------
                         $38,124           $38,233
                         =======           =======

2. CONTINGENCIES (dollars in thousands)

Viskase Holding Corporation and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS (dollars in thousands)
           --------------------------------------------

The accompanying management's discussion and analysis of financial condi-tion and results of operations should be read in conjunction with the following table:

                                           Three  Months  Ended
                                     -----------------------------------
                                       March 28,             March 30,
                                         1996                  1995
                                       ---------            ---------
                                               (in thousands)
Net sales:
   Food packaging products              $142,220             $138,596
   Disposable foodservice supplies        17,678               17,228
   Other and eliminations                   (162)
                                        --------             --------
                                        $159,736             $155,824
                                        ========             ========
Operating income:
   Food packaging products                $9,252              $ 8,990
   Disposable foodservice supplies         1,595                1,264
   Other and eliminations                 (1,553)              (1,565)
                                         -------              -------
                                          $9,294              $ 8,689
                                         =======              =======
Depreciation and amortization
   under capital lease and
   amortization of intangible expense:
   Food packaging products               $13,837              $12,768
   Disposable foodservice supplies         1,202                1,110
   Other                                      26                   18
                                         -------              -------
                                         $15,065              $13,896
                                         =======              =======
Capital expenditures:
   Food packaging products               $ 5,509              $ 6,053
   Disposable foodservice supplies         1,031                1,578
   Other                                       3
                                         -------              -------
                                         $ 6,543              $ 7,631
                                         =======              =======

Results of Operations
- ---------------------

The Company's net sales for the first three months of 1996 were $159.7 million, which represented an increase of 2.5% over the first three months of 1995. Net sales at Viskase increased by 1.7% over the prior year due to expansion of Latin American and Asian Pacific sales. First quarter net sales at Sandusky increased 14.3%. Increased capacity provided by investments in injection molding equipment, begun in the prior year, allowed for Sandusky's sales increase. First quarter net sales at Clear Shield increased 2.6% from the prior year primarily due to selling price increases.

Operating income for the first three months of 1996 was $9.3 million representing an increase of 7.0% over the first three months of 1995. The operating income increase resulted primarily from lower selling, general and administrative expenses, principally research and development. Declines in gross margins had some offsetting effect. The decline in gross margin resulted from continued price competition in both domestic and foreign markets, particularly within the casing product lines.

The British beef industry has been affected by the heightened media exposure of bovine spongiform encephalopathy (BSE), or mad cow disease. While certain of our film product lines in Europe are sold to customers in affected industries, management believes that Viskase's results will not be significantly impacted.

Net interest expense for the three month period totaled $14.5 million representing an increase of $1.1 million from the first three months of 1995. The increase is the result of borrowings at higher interest rates.


Other income (expense) totaled $(3.0) million and $.6 million for the first three months of 1996 and 1995, respectively. The 1996 expense included a $(2.0) million charge for the termination of the management agreement with D.P. Kelly & Associates, L.P. The remaining expense in 1996 and income in 1995 consisted principally of foreign currency transaction gains and losses.

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

The tax benefit for the first three months resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $2.3 million was provided on a loss before income taxes of $8.2 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.


Liquidity and Capital Resources
- -------------------------------

Cash and equivalents decreased by $7.3 million during the three months ended March 28, 1996. Cash flows used by investing activities of $6.5 million and for financing activities of $7.2 million exceed cash flows provided by operating activities of $5.9 million. Cash flows used in investing activity consist principally of capital expenditures for property, plant and equipment. Cash flows used for financing activities were principally attributable to the principal repayment under the GECC Lease and reduction of foreign borrowing. Cash flows used in operating activities were principally attributable to the Company's loss from operations offset by the effect of depreciation and amortization.

On June 20, 1995, Envirodyne Industries, Inc. (Envirodyne or the Company) completed the sale of $160 million aggregate principal amount of senior secured notes pursuant to an indenture dated June 20, 1995 (Indenture) consisting of (i) $151.5 million of 12% Senior Secured Notes due 2000 and
(ii) $8.5 million of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to refinance senior bank debt and pay transaction fees and expenses. Concurrently with the June 20, 1995 financing, Envirodyne entered into a $20 million domestic revolving credit facility (Revolving Credit Facility) and a $28 million letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory;
(ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase S.A. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves which may be established in the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at March 28, 1996.

The Company anticipates that its operating cash flow will be sufficient to meet its operating expenses and to service its interest payments on the Senior Secured Notes, the 10.25% Notes and its other outstanding indebtedness. The Company will be required to satisfy its $80 million mandatory redemption obligation with respect to the Senior Secured Notes in 1999 and to pay the remaining principal amount of the Senior Secured Notes in 2000. Additionally, the Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company expects that in order to make these payments it will be required to pursue one or more alternative strategies, such as refinancing its indebtedness, selling additional equity capital, reducing or delaying capital expenditures, or selling assets. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

Capital expenditures for the first three months of 1996 and 1995 totaled $6.5 million and $7.6 million, respectively. Capital expenditures for 1996 are expected to be approximately $34 million and $31 million in future years.

The Company has entered into interest rate agreements that cap $50 million of interest rate exposures at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $153 of amortization of interest rate cap premium during the three-month period ended March 28, 1996. The Company has not received any payments under the interest rate protection agreements.

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


                    PART II. OTHER INFORMATION


Item 1 - Legal Proceedings
         -----------------
For a description of pending litigation and other contingencies, see Part 1, Note 3, Contingencies.


Item 2 - Changes in Securities
         ---------------------
No reportable events occurred during the quarter ended March 28, 1996.


Item 3 - Defaults Upon Senior Securities
         -------------------------------
None.


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.


Item 5 - Other Information
         -----------------
None.


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
(a)  Exhibits

None


(b)      Reports on Form 8-K

None.

                    SIGNATURES
                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ENVIRODYNE INDUSTRIES, INC.
                                  ----------------------------
                                  Registrant


                                  By: /s/

                                      -------------------------------
                                      Gordon S. Donovan
                                      Vice President and Treasurer
                                        (Duly authorized officer
                                         and principal financial
                                         officer of the registrant)



Date:  May 13, 1996