Form 10-Q
period 1996-06-27
ENVIRODYNE INDUSTRIES INC
filed 1996-08-12
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          ---------------
                             FORM 10-Q

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     June 27, 1996
                                            -------------------

                                OR

   /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ----------  -----------

                   Commission file number   0-5485
                                          ----------

                         ENVIRODYNE INDUSTRIES, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                95-2677354
- -------------------------------                ----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois           60521
- ------------------------------------------------       ----------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (708) 571-8800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No
                           ------       -------

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities
under a plan confirmed by a court.  Yes   X       No
                                        ------       ------

     As of August 9, 1996, there were 14,479,721 shares outstanding of the registrant's Common Stock, $.01 par value.

                          Page 1 of 30 Pages

                    INDEX TO FINANCIAL STATEMENTS


            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
Consolidated balance sheets at June 27, 1996 (unaudited)
   and December 28, 1995                                            4

Unaudited consolidated statements of operations
   for the three months ended June 27, 1996 and
   June 29, 1995 and for the six months ended
   June 27, 1996 and June  29, 1995                                 5

Unaudited consolidated statements of cash flows
   for the six months ended June 27, 1996
   and June 29, 1995                                                6

Notes to consolidated financial statements                          7


        VISKASE HOLDING CORPORATION AND SUBSIDIARIES

     UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at June 27, 1996 (unaudited)
   and December 28, 1995                                           21

Unaudited consolidated statements of operations for the
   three months ended June 27, 1996 and June 29, 1995
   and for the six months ended June 27, 1996 and
   June  29, 1995                                                  22

Unaudited consolidated statements of cash flows for the
   six months ended June 27, 1996 and June 29, 1995                23

Notes to consolidated financial statements                         24

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

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                                        June 27,                    December 28,
                                                          1996                         1995
                                                    ----------------              ---------------
                                                                   (in thousands)
ASSETS
   Current assets:
     Cash and equivalents                               $ 19,774                     $ 30,325
     Receivables, net                                     87,585                       89,454
     Inventories                                         104,853                       99,474
     Other current assets                                 27,043                       21,646
                                                        --------                     --------
         Total current assets                            239,255                      240,899

   Property, plant and equipment,
     including those under capital leases                558,097                      545,491
     Less accumulated depreciation
       and amortization                                   97,099                       75,987
                                                        --------                     --------
     Property, plant and equipment, net                  460,998                      469,504

   Deferred financing costs                                6,850                        8,090
   Other assets                                           42,468                       45,589
   Excess reorganization value                           130,293                      135,485
                                                        --------                     --------
                                                        $879,864                     $899,567
                                                        ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Short-term debt including current portion
       of long-term debt and obligations
       under capital leases                             $ 11,675                   $   12,504
     Accounts payable                                     42,983                       39,117
     Accrued liabilities                                  70,992                       67,553
                                                        --------                     --------
         Total current liabilities                       125,650                      119,174

   Long-term debt including obligations
     under capital leases                                522,699                      530,181

   Accrued employee benefits                              56,251                       55,626
   Deferred and noncurrent income taxes                   70,085                       77,490

   Commitments and contingencies
   Stockholders' equity:
     Preferred stock, $.01 par value;
       none outstanding
     Common stock, $.01 par value;
       14,479,721 shares issued and
       outstanding at June 27, 1996 and
       13,579,460 shares at December 28, 1995                145                          136
     Paid in capital                                     134,855                      134,864
     Accumulated (deficit)                               (35,223)                     (25,131)
     Cumulative foreign currency
       translation adjustments                             5,402                        7,227
                                                        --------                     --------
           Total stockholders' equity                    105,179                      117,096
                                                        --------                     --------
                                                        $879,864                     $899,567
                                                        ========                     ========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months            Three Months          Six   Months       Six   Months
                                          Ended June              Ended June            Ended June         Ended June
                                           27, 1996                29, 1995              27, 1996           29, 1995
                                         -------------           ------------          ------------       ------------
                                                 (in thousands, except for number of shares and per share amounts)
NET SALES                                   $165,747               $165,184              $325,483            $321,008

COSTS AND EXPENSES
   Cost of sales                             124,053                123,404               243,762             238,359
   Selling, general
     and administrative                       28,304                 27,786                54,946              56,056
   Amortization of intangibles
     and excess reorganization value           4,115                  3,905                 8,206               7,815
                                            --------               --------              --------            --------
OPERATING INCOME                               9,275                 10,089                18,569              18,778

   Interest income                               381                     19                   772                  83
   Interest expense                           14,496                 13,796                29,372              27,230
   Other expense (income), net                   225                   (548)                3,261              (1,139)
                                            --------               --------              --------            --------

(LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                   (5,065)                (3,140)              (13,292)             (7,230)

   Income tax provision (benefit)               (900)                   177                (3,200)                (18)
                                            --------               --------              --------            --------
(LOSS) BEFORE EXTRAORDINARY ITEM              (4,165)                (3,317)              (10,092)             (7,212)

   Extraordinary loss, net of tax                                     4,196                                     4,196
                                            --------               --------              --------            --------
NET (LOSS)                                  $ (4,165)              $ (7,513)             $(10,092)           $(11,408)
                                            ========               ========              ========            ========

WEIGHTED AVERAGE COMMON SHARES            14,479,721             13,515,000            14,093,895          13,515,000

PER SHARE AMOUNTS:

(LOSS) BEFORE EXTRAORDINARY ITEM               $(.29)                 $(.25)                $(.72)              $(.53)
                                               =====                  =====                 =====               =====
NET (LOSS)                                     $(.29)                 $(.56)                $(.72)              $(.84)
                                               =====                  =====                 =====               =====

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six     Months   Ended
                                                           --------------------------
                                                             June  27,     June  29,
                                                               1996          1995
                                                           ------------   -----------
                                                                   (in thousands)
Cash flows from operating activities:
   (Loss) before extraordinary item                           $(10,092)     $(7,212)
   Extraordinary (loss) on debt extinguishment                               (4,196)
                                                              --------      -------
   Net (loss)                                                  (10,092)     (11,408)
   Adjustments to reconcile net (loss)
      to net cash provided by operating activities:
         Depreciation and amortization under capital leases     21,861       20,132
         Amortization of intangibles and excess
            reorganization value                                 8,206        7,815
         Amortization of deferred financing fees and discount    1,156        1,031
         Increase (decrease) in deferred and
            noncurrent income taxes                             (5,794)      (3,705)
         Loss on debt extinguishment                                          6,778
         Foreign currency transaction loss (gain)                    5       (2,079)
         (Gain) on sales of property, plant and equipment         (159)         (11)

         Changes in operating assets and liabilities:
            Accounts receivable                                    670       (6,130)
            Inventories                                         (6,095)     (12,851)
            Other current assets                                (5,613)      (7,360)
            Accounts payable and accrued liabilities             8,316       (3,834)
            Other                                                  (98)         (25)
                                                              --------      -------
         Total adjustments                                      22,455         (239)
                                                              --------      -------
            Net cash provided by (used in) operating
               activities                                       12,363      (11,647)

Cash flows from investing activities:
   Capital expenditures                                        (16,568)     (13,597)
   Proceeds from sale of property, plant and equipment             275           29
                                                              --------      -------
            Net cash (used in) investing activities            (16,293)     (13,568)

Cash flows from financing activities:
   Proceeds from revolving loan and long-term borrowings         1,130      206,053
   Deferred financing costs                                                  (7,667)
   Repayment of revolving loan, long-term borrowings
     and capital lease obligations                              (8,859)    (173,494)
                                                              --------      -------
            Net cash (used in) provided by
                financing activities                            (7,729)      24,892

Effect of currency exchange rate changes on cash                 1,108         (675)
                                                              --------      -------
Net (decrease) in cash and equivalents                         (10,551)        (998)
Cash and equivalents at beginning of period                     30,325        7,289
                                                              --------      -------
Cash and equivalents at end of period                         $ 19,774      $ 6,291
                                                              ========      =======
- ---------------------------------------------------------------------------------------------
Supplemental cash flow information:
   Interest paid                                               $34,501      $33,373
   Income taxes paid                                           $   690      $ 3,996

The accompanying notes are an integral part of the consolidated financial statements.

                    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                     June 27,      December 28,
                                      1996             1995
                                   -----------     ------------
Raw materials                        $ 17,768       $ 17,150
Work in process                        31,567         32,800
Finished products                      55,518         49,524
                                     --------       --------
                                     $104,853       $ 99,474
                                     ========       ========

Approximately 56% of the inventories at June 27, 1996 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $5.6 million at June 27, 1996.


2. DEBT OBLIGATIONS (dollars in thousands)

On June 20, 1995, Envirodyne Industries, Inc. (Envirodyne or the Company) completed the sale of $160,000 aggregate principal amount of senior secured notes pursuant to an indenture dated June 20, 1995 (Indenture) consisting of (i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to refinance senior bank debt and pay transaction fees and expenses. Concurrently with the June 20, 1995 financing, Envirodyne entered into a $20,000 domestic revolving credit facility (Revolving Credit Facility) and a $28,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements);
(iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv)
a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase S.A. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement.
              ---- -----
Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), borrowing base limitations measured by accounts receivable and inventory of the Company and reserves which may be established at the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at June 27, 1996.

The Company recognized an extraordinary loss of $6,778 representing the write-off of deferred financing fees related to the June 20, 1995 debt refinancing. The extraordinary loss, net of applicable income taxes of $2,582, was included in the Company's Statement of Operations for the quarter ended June 29, 1995.

The $151,500 tranche of Senior Secured Notes bears interest at a rate of 12% per annum and the $8,500 tranche bears interest at a rate equal to the six month London Interbank Offered Rate (LIBOR) plus 575 basis points. The interest rate on the floating rate tranche is approximately 11.6%. The interest rate on the floating rate tranche is reset semi-annually on June 15 and December 15. Interest on the Senior Secured Notes is payable each June 15 and December 15.

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

The Senior Secured Notes are redeemable, in whole or from time to time in part, at Envirodyne's option, at the greater of (i) the outstanding principal amount or (ii) the present value of the expected future cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.
- ----

Upon the occurrence of a Change of Control (which includes the acquisition by any person of more than 50% of Envirodyne's Common Stock), each holder of the Senior Secured Notes has the right to require the Company to repurchase such holder's Senior Secured Notes at a price equal to the greater of (i) the outstanding principal amount or (ii) the present value of the expected cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date
                                  ----
of purchase.

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

Envirodyne has entered into interest rate agreements that cap $50 million of interest rate exposure at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $306 of amortization of the interest rate cap premium during the six-month period ended June 27, 1996. Envirodyne has not received any payments under the interest rate protection agreements.

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

Had the refinancing taken place at the beginning of 1995, the pro forma Envirodyne consolidated statement of operations would have been:

   (in thousands, except for number of shares and per share amounts)

                                           Pro Forma Six Months
                                            Ended June 29, 1995
                                           ---------------------

Net sales                                         $321,008
  Cost of sales                                    238,359
  Selling, general and administrative               56,056
  Amortization of intangibles and
    excess reorganization cost                       7,815
                                                  --------
Operating income                                    18,778
  Interest income                                       83
  Interest expense                                  30,066
  Other expense (income), net                       (1,139)
                                                  --------
(Loss) before income taxes                         (10,066)
  Income tax (benefit)                              (1,124)
                                                  --------
Net (loss)                                        $ (8,942)
                                                  ========

Weighted average common shares                  13,515,000
Net (loss) per share                                 $(.66)
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

               Year                   Percentage
              --------                ----------
               1996                      104%
               1997                      103%
               1998                      102%
               1999                      101%
               2000 and thereafter       100%

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

Outstanding short-term and long-term debt consisted of:

                                                 June         December
                                               27, 1996       28, 1995
                                              ----------     ----------
Short-term debt, current maturity
   of long-term debt, and
   capital lease obligation:

  Current maturity of Viskase Capital
     Lease Obligation                           $ 6,633       $ 6,012
  Current maturity of
     Viskase Limited Term Loan (3.9%)             1,919         2,033
  Other                                           3,123         4,459
                                                -------       -------
             Total short-term debt              $11,675       $12,504
                                                =======       =======
Long-term debt:

  12% Senior Secured Notes due 2000            $160,000      $160,000
  10.25% Senior Notes due 2001                  219,262       219,262
  Viskase Capital Lease Obligation              134,549       141,182
  Viskase Limited Term Loan (3.9%)                5,758         7,115
  Other                                           3,130         2,622
                                               --------      --------
             Total long-term debt              $522,699      $530,181
                                               ========      ========



The fair value of the Company's debt obligation (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or upon the current rates offered to the Company for the debt of the same remaining maturities. At June 27, 1996 the carrying amount and estimated fair value of debt obligations (excluding capital lease obligations) were $390,218 and $366,218, respectively.


3.  CONTINGENCIES (dollars in thousands)

Although Envirodyne is not a direct party, litigation is pending from events arising out of Envirodyne's 1993 bankruptcy case and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which litigation certain defendants have asserted indemnity rights against Envirodyne. In ARTRA Group Incorporated v. Salomon Brothers
                              --------------------------------------------
Holding Company Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P.,
- -------------------------------------------------------------------------
Donald P. Kelly, Charles K. Bobrinskoy, James L. Massey, William Rifkin
- ------------------------------------------------------------------------
and Michael Zimmerman, Case No. 93 A 1616, United States Bankruptcy Court
- ---------------------
for the Northern District of Illinois, Eastern Division (Bankruptcy Court), ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference by the defendants in connection with the negotiation and consummation of Envirodyne's plan of reorganization (Plan of Reorganization) in 1993. A motion for summary judgment was granted in favor of all defendants, which decision has been appealed to the District Court. In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc,
- --------------------------------------------------------------------
Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly,
- ---------------------------------------------------------------------
Charles K. Bobrinskoy and Michael Zimmerman, Case No. 93 L 2198, Circuit
- -------------------------------------------
Court of the Eighteenth Judicial Circuit, County of DuPage, State of Illinois, ARTRA alleges breach of fiduciary duty, fraudulent and negligent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136.2 million plus interest and punitive damages of $408.6 million. All claims against Mr. Kelly and D.P. Kelly & Associates, L.P. have been dismissed by the Circuit Court and some of those decisions have been appealed to the Illinois Appellate Court. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkin and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the Company is not a party to either case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if adjudicated in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were ultimately successful in establishing their right to indemnification.

Certain of Envirodyne's stockholders prior to the acquisition of Envirodyne by Emerald failed to exchange their certificates representing old Envirodyne common stock for the $40 per share cash merger consideration specified by the applicable acquisition agreement. In the Envirodyne bankruptcy case, Envirodyne sought to equitably subordinate the claims of the holders of untendered shares, so that such holders would not receive a distribution under the Plan of Reorganization. The Bankruptcy Court granted Envirodyne's motion for summary judgment and equitably subordinated the claims of the holders of untendered shares to the claims of other general unsecured creditors. Certain of the affected holders appealed and both the U.S. District Court and the U.S. Seventh Circuit Court of Appeals affirmed the Bankruptcy Court decision. Those holders have petitioned the Supreme Court of the United States for Writ of Certiorari which is pending. Envirodyne believes that, even in the event prior decisions are reversed, the maximum number of shares of common stock that it would be required to issue to such claimants is approximately 106,000.

In February 1996 Clear Shield National and three other plastic cutlery manufacturers were named as defendants in three civil actions filed in the United States District Court for the Eastern District of Pennsylvania. Each of the complaints alleges, among other things, that from October 1990 through April 1992 the defendants unlawfully conspired to fix the prices at which plastic cutlery would be sold. The Company has informed the plaintiffs that such claims as they relate to Clear Shield were discharged by the order of the Bankruptcy Court and Plan of Reorganization and that the plaintiffs are permanently enjoined from pursuing legal action to collect discharged claims.

The plaintiffs have filed motions for summary judgment in Clear Shield National's Bankruptcy proceeding in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. Their motions contend that the Bankruptcy Court's order did not discharge the plaintiffs' claims. Clear Shield National has filed a cross motion for summary judgment. The claims pending in the Eastern District of Pennsylvania have been stayed pending the decision in the Bankruptcy Court on the cross motions for summary judgment.

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

The obligations of each Guarantor under its Subsidiary Guarantee are the senior obligation of such Guarantor, and are collateralized, subject to certain permitted liens, by substantially all of the domestic assets of the Guarantor and, in the case of Viskase Holding Corporation, by a pledge of 65% of the capital stock of Viskase S.A. The Subsidiary Guarantees and security are shared with the lenders under the Revolving Credit Agreement on a pari passu basis and are subject to the priority interest of the
     ---- -----
holders of obligations under the Letter of Credit Facility, each pursuant to an intercreditor agreement.

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

        ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATING BALANCE SHEETS
                        JUNE 27, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations (1)     Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                          $ 11,421      $   (210)         $  8,563                          $ 19,774
    Receivables and advances, net                   75,105        70,913            50,360        $(108,793)          87,585
    Inventories                                                   68,424            38,000           (1,571)         104,853
    Other current assets                               302        17,854             8,887                            27,043
                                                  --------      --------          --------        ---------         --------
      Total current assets                          86,828       156,981           105,810         (110,364)         239,255

Property, plant and equipment including
  those under capital leases                           133       409,568           148,396                           558,097
  Less accumulated depreciation
    and amortization                                    76        71,536            25,487                            97,099
                                                  --------      --------          --------        ---------         --------
Property, plant and equipment, net                      57       338,032           122,909                           460,998

Deferred financing costs                             5,998                             852                             6,850
Other assets                                                      40,957             1,511                            42,468
Investment in subsidiaries                          67,323       117,811                           (185,134)
Excess reorganization value                                       91,336            38,957                           130,293
                                                  --------      --------          --------        ---------         --------
                                                  $160,206      $745,117          $270,039        $(295,498)        $879,864
                                                  ========      ========          ========        =========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital leases                           $  7,181          $  4,494                          $ 11,675
    Accounts payable and advances                  $    15       103,169            48,592        $(108,793)          42,983
    Accrued liabilities                              7,709        36,185            27,098                            70,992
                                                  --------      --------          --------        ---------         --------
      Total current liabilities                      7,724       146,535            80,184         (108,793)         125,650
Long-term debt including obligation
  under capital leases                             379,262       137,334             6,103                           522,699

Accrued employee benefits                                         51,954             4,297                            56,251
Deferred and noncurrent income taxes                33,189        12,951            23,945                            70,085
Intercompany loans                                (365,148)      340,000            25,149               (1)

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,479,721 shares issued and
    outstanding                                        145             3            32,738          (32,741)             145
  Paid in capital                                  134,855        87,899            87,871         (175,770)         134,855
  Accumulated earnings (deficit)                   (35,223)      (36,913)            4,398           32,515          (35,223)
  Cumulative foreign currency
    translation adjustments                          5,402         5,354             5,354          (10,708)           5,402
                                                  --------      --------          --------        ---------         --------
    Total stockholders' equity                     105,179        56,343           130,361         (186,704)         105,179
                                                  --------      --------          --------        ---------         --------
                                                  $160,206      $745,117          $270,039        $(295,498)        $879,864
                                                  ========      ========          ========        =========         ========

(1) Elimination of intercompany receivables, payables and investment accounts. /TABLE

           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATING BALANCE SHEETS
                          DECEMBER 28, 1995

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations (1)     Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                          $ 18,013       $    486         $ 11,826                          $ 30,325
    Receivables and advances, net                   52,462         70,458           57,082        $ (90,548)          89,454
    Inventories                                                    63,355           38,233           (2,114)          99,474
    Other current assets                               176         12,364            9,106                            21,646
                                                  --------       --------         --------        ---------         --------
      Total current assets                          70,651        146,663          116,247          (92,662)         240,899

Property, plant and equipment including
  those under capital leases                           261        394,813          150,417                           545,491
  Less accumulated depreciation
    and amortization                                   150         55,620           20,217                            75,987
                                                  --------       --------         --------        ---------         --------
Property, plant and equipment, net                     111        339,193          130,200                           469,504

Deferred financing costs                             7,048                           1,042                             8,090
Other assets                                                       43,720            1,869                            45,589
Investment in subsidiaries                          77,766        117,578                          (195,344)
Excess reorganization value                                        94,968           40,517                           135,485
                                                  --------       --------         --------        ---------         --------
                                                  $155,576       $742,122         $289,875        $(288,006)        $899,567
                                                  ========       ========         ========        =========         ========

LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital leases                            $  6,407         $  6,097                         $  12,504
    Accounts payable and advances                  $    80         78,848           50,737        $ (90,548)          39,117
    Accrued liabilities                              8,126         37,488           21,939                            67,553
                                                  --------       --------         --------        ---------         --------
      Total current liabilities                      8,206        122,743           78,773          (90,548)         119,174
Long-term debt including obligation
  under capital leases                             379,262        143,198            7,721                           530,181

Accrued employee benefits                                          51,345            4,281                            55,626
Deferred and noncurrent income taxes                34,088         17,507           25,895                            77,490
Intercompany loans                                (383,076)       340,000           43,083               (7)

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    13,579,460 shares issued and
    outstanding                                        136              3           32,738          (32,741)             136
  Paid in capital                                  134,864         87,899           87,871         (175,770)         134,864
  Accumulated earnings (deficit)                   (25,131)       (27,752)           2,334           25,418          (25,131)
  Cumulative foreign currency
    translation adjustments                          7,227          7,179            7,179          (14,358)           7,227
                                                  --------       --------         --------        ---------         --------
    Total stockholders' equity                     117,096         67,329          130,122         (197,451)         117,096
                                                  --------       --------         --------        ---------         --------
                                                  $155,576       $742,122         $289,875        $(288,006)        $899,567
                                                  ========       ========         ========        =========         ========

(1) Elimination of intercompany receivables, payables and investment accounts. /TABLE

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR SIX MONTHS ENDED JUNE 27, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                        $210,412         $133,210        $(18,139)        $325,483

COSTS AND EXPENSES
  Cost of sales                                                   160,915          101,529         (18,682)         243,762
  Selling, general and administrative             $  2,813         30,966           21,167                           54,946
  Amortization of intangibles and
    excess reorganization value                                     6,457            1,749                            8,206
                                                  --------       --------         --------       ---------         --------
OPERATING INCOME (LOSS)                             (2,813)        12,074            8,765             543           18,569

  Interest income                                      403                             369                              772
  Interest expense                                  21,771          6,506            1,095                           29,372
  Intercompany interest expense (income)           (20,659)        18,701            1,958
  Management fees (income)                          (3,189)         2,437              752
  Other expense (income), net                        2,083            (21)           1,199                            3,261
  Equity loss (income) in subsidiary                 8,618         (2,064)                          (6,554)
                                                  --------       --------         --------       ---------         --------
INCOME (LOSS) BEFORE INCOME TAXES                  (11,034)       (13,485)           4,130           7,097          (13,292)
  Income tax provision (benefit)                      (942)        (4,324)           2,066                           (3,200)
                                                  --------       --------         --------       ---------         --------
NET INCOME (LOSS)                                 $(10,092)      $ (9,161)        $  2,064        $  7,097         $(10,092)
                                                  ========       ========         ========       =========         ========

               CONSOLIDATING STATEMENTS OF OPERATIONS
                FOR THREE MONTHS ENDED JUNE 27, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                       $107,931          $ 66,998          $(9,182)        $165,747

COSTS AND EXPENSES
  Cost of sales                                                   82,048            51,071           (9,066)         124,053
  Selling, general and administrative              $ 1,267        16,045            10,992                            28,304
  Amortization of intangibles and
    excess reorganization value                                    3,229               886                             4,115
                                                  --------      --------          --------        ---------         --------
OPERATING INCOME (LOSS)                             (1,267)        6,609             4,049             (116)           9,275

  Interest income                                      187                             194                               381
  Interest expense                                  10,831         3,163               502                            14,496
  Intercompany interest expense (income)           (10,146)        9,322               824
  Management fees (income)                          (1,598)        1,219               379
  Other expense (income), net                         (127)         (194)              546                               225
  Equity loss (income) in subsidiary                 4,140          (900)                            (3,240)
                                                  --------      --------          --------        ---------         --------
INCOME (LOSS) BEFORE INCOME TAXES                   (4,180)       (6,001)            1,992            3,124           (5,065)
  Income tax provision (benefit)                       (15)       (1,977)            1,092                              (900)
                                                  --------      --------          --------        ---------         --------
NET INCOME (LOSS)                                  $(4,165)      $(4,024)           $  900          $ 3,124         $ (4,165)
                                                  ========      ========          ========        =========         ========
/TABLE

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATING CASH FLOWS
                 FOR SIX MONTHS ENDED JUNE 27, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
Net cash provided by (used in)
   operating activities                           $(24,670)     $ 19,190          $ 17,843                          $ 12,363

Cash flows from investing activities:
  Capital expenditures                                  (3)      (14,836)           (1,729)                          (16,568)
  Proceeds from sales of property,
    plant and equipment                                136            40                99                               275
                                                  --------      --------          --------        ---------         --------
      Net cash provided by (used in)
         investing activities                          133       (14,796)           (1,630)                          (16,293)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long-term borrowings                                           1,130                                               1,130
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                      (6,220)           (2,639)                           (8,859)
  Increase (decrease) in Envirodyne loan            17,945                         (17,945)
                                                  --------      --------          --------        ---------         --------
      Net cash provided by (used in)
         financing activities                       17,945        (5,090)          (20,584)                           (7,729)
Effect of currency exchange rate changes on cash                                     1,108                             1,108
                                                  --------      --------          --------        ---------         --------
Net increase (decrease) in cash
  and equivalents                                   (6,592)         (696)           (3,263)                          (10,551)
Cash and equivalents at beginning of period         18,013           486            11,826                            30,325
                                                  --------      --------          --------        ---------         --------
Cash and equivalents at end of period             $ 11,421       $  (210)           $8,563                           $19,774
                                                  ========      ========          ========        =========         ========
/TABLE

           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATING STATEMENTS OF OPERATIONS
               FOR SIX MONTHS ENDED JUNE 29, 1995

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                       $211,180          $129,214         $(19,386)        $321,008

COSTS AND EXPENSES
  Cost of sales                                                  154,687           102,946          (19,274)         238,359
  Selling, general and administrative              $ 3,125        33,391            19,540                            56,056
  Amortization of intangibles and
    excess reorganization value                                    6,133             1,682                             7,815
                                                  --------      --------          --------        ---------         --------

OPERATING INCOME (LOSS)                             (3,125)       16,969             5,046             (112)          18,778

  Interest income                                        4            38                41                                83
  Interest expense                                  18,232         7,033             1,965                            27,230
  Intercompany interest expense (income)           (18,441)       17,000             1,441
  Management fees (income)                          (3,700)        3,219               481
  Other expense (income), net                       (2,714)            9             1,566                            (1,139)
  Equity Loss (income) in subsidiary                10,072         2,369                            (12,441)
                                                  --------      --------          --------        ---------         --------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                           (6,570)      (12,623)             (366)          12,329           (7,230)
  Income tax provision (benefit)                     1,332        (2,663)            1,313                               (18)
                                                  --------      --------          --------        ---------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                             (7,902)       (9,960)           (1,679)          12,329           (7,212)
  Extraordinary loss, net of tax                     3,506                             690                             4,196
                                                  --------      --------          --------        ---------         --------
NET INCOME (LOSS)                                 $(11,408)     $ (9,960)         $ (2,369)       $  12,329         $(11,408)
                                                  ========      ========          ========        =========         ========

                  CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THREE MONTHS ENDED JUNE 29, 1995

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                       $108,891           $66,694         $(10,401)        $165,184

COSTS AND EXPENSES
  Cost of sales                                                   79,618            54,043          (10,257)         123,404
  Selling, general and administrative              $ 1,552        16,037            10,197                            27,786
  Amortization of intangibles and
    excess reorganization value                                    3,067               838                             3,905
                                                  --------      --------          --------        ---------         --------

OPERATING INCOME (LOSS)                             (1,552)       10,169             1,616             (144)          10,089

  Interest income                                        4            13                 2                                19
  Interest expense                                   9,148         3,541             1,107                            13,796
  Intercompany interest expense (income)            (9,089)        8,498               591
  Management fees (income)                          (1,850)        1,661               189
  Other expense (income), net                         (562)           52               (38)                             (548)
  Equity loss (income) in subsidiary                 4,532         1,613                             (6,145)
                                                  --------      --------          --------        ---------         --------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                            (3,727)       (5,183)             (231)           6,001           (3,140)
  Income tax provision (benefit)                       280          (795)              692                               177
                                                  --------      --------          --------        ---------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             (4,007)       (4,388)             (923)           6,001           (3,317)
  Extraordinary loss, net of tax                     3,506                             690                             4,196
                                                  --------      --------          --------        ---------         --------
NET INCOME (LOSS)                                  $(7,513)      $(4,388)          $(1,613)          $6,001          $(7,513)
                                                  ========      ========          ========        =========         ========
/TABLE

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATING CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 29, 1995

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
Net cash provided by (used in)
  operating activities                            $    867      $(11,421)         $ (1,093)                         $(11,647)

Cash flows from investing activities:
  Capital expenditures                                 (33)      (10,289)           (3,275)                          (13,597)
  Proceeds from sale of property, plant and
    equipment                                                                           29                                29
                                                  --------      --------          --------        ---------         --------
      Net cash (used in) investing activities          (33)      (10,289)           (3,246)                          (13,568)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long-term borrowings                           164,000                          42,053                           206,053
  Deferred financing costs                          (7,667)                                                           (7,667)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations      (119,275)       (5,578)          (48,641)                         (173,494)
  Increase (decrease) in Envirodyne loan           (35,385)       24,886            10,499
                                                  --------      --------          --------        ---------         --------
      Net cash provided by financing activities      1,673        19,308             3,911                            24,892
Effect of currency exchange rate changes
  on cash                                                                             (675)                             (675)
                                                  --------      --------          --------        ---------         --------
Net increase (decrease) in cash
  and equivalents                                    2,507        (2,402)           (1,103)                             (998)
Cash and equivalents at beginning
  of period                                            555         1,853             4,881                             7,289
                                                  --------      --------          --------        ---------         --------
Cash and equivalents at end
  of period                                        $ 3,062        $ (549)          $ 3,778                           $ 6,291
                                                  ========      ========          ========        =========         ========

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

         VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                                 June 27,              December 28,
                                                   1996                   1995
                                              -------------            ------------
                                                            (in thousands)
ASSETS
  Current assets:
     Cash and equivalents                        $  8,563               $  11,826
     Receivables, net                              46,467                  53,022
     Receivables, affiliates                       52,715                  51,829
     Inventories                                   38,000                  38,233
     Other current assets                           8,887                   9,106
                                                 --------                --------
        Total current assets                      154,632                 164,016

  Property, plant and equipment                   148,396                 150,417
     Less accumulated depreciation                 25,487                  20,217
                                                 --------                --------
     Property, plant and equipment, net           122,909                 130,200

   Deferred financing costs                           852                   1,042
   Other assets                                     1,511                   1,869
   Excess reorganization value                     38,957                  40,517
                                                 --------                --------
                                                 $318,861                $337,644
                                                 ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Short-term debt including current
       portion of long-term debt                  $ 4,494               $   6,097
     Accounts payable                              16,481                  13,720
     Accounts payable and advances, affiliates     48,623                  54,152
     Accrued liabilities                           27,099                  21,942
                                                 --------                --------
        Total current liabilities                  96,697                  95,911

   Long-term debt                                   6,103                   7,721

   Accrued employee benefits                        4,297                   4,281
   Deferred and noncurrent income taxes            23,945                  25,895
   Intercompany loans                              63,159                  81,094

   Commitments and contingencies

   Stockholders' equity:
     Common stock, $1.00 par value,
       1,000 shares authorized;
       100 shares issued and outstanding
     Paid in capital                              103,463                 103,463
     Retained earnings                             15,843                  12,100
     Cumulative foreign currency
       translation adjustments                      5,354                   7,179
                                                 --------                --------
          Total stockholders' equity              124,660                 122,742
                                                 --------                --------
                                                 $318,861                $337,644
                                                 ========                ========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months       Three Months      Six   Months          Six   Months
                                      Ended June         Ended June        Ended June           Ended June
                                       27, 1996           29, 1995          27, 1996              29, 1995
                                     -------------      -------------      -----------         --------------
                                         (in thousands, except for number of shares and per share amounts)
NET SALES                               $66,998           $66,694            $133,210             $129,214

COSTS AND EXPENSES
   Cost of sales                         51,071            54,043             101,529              102,946
   Selling, general
     and administrative                   9,482             8,423              18,394               17,269
   Amortization of intangibles
     and excess reorganization value        886               838               1,749                1,682
                                        -------           -------            --------             --------
OPERATING INCOME                          5,559             3,390              11,538                7,317

   Interest income                          194                 2                 369                   41
   Interest expense                         502             1,107               1,095                1,965
   Intercompany interest expense            824               591               1,958                1,429
   Management fees                          379               189                 752                  481
   Other expense (income), net              546               (38)              1,199                1,261
                                        -------           -------            --------             --------
INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM               3,502             1,543               6,903                2,222

   Income tax provision (benefit)         1,688             1,409               3,160                2,257
                                        -------           -------            --------             --------
INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                     1,814               134               3,743                  (35)

   Extraordinary loss, net of tax                             690                                      690
                                        -------           -------            --------             --------
NET INCOME (LOSS)                       $ 1,814           $  (556)            $ 3,743              $  (725)
                                        =======           =======             =======              =======

WEIGHTED AVERAGE COMMON SHARES              100               100                 100                  100

PER SHARE AMOUNTS:

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                   $18,140            $1,340             $37,430                $(350)
                                        =======            ======             =======                =====
NET INCOME (LOSS)                       $18,140           $(5,560)            $37,430              $(7,250)
                                        =======           =======             =======              =======

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six     Months   Ended
                                                               --------------------------------
                                                                 June  27,           June  29,
                                                                   1996                1995
                                                                ----------          -----------
                                                                        (in thousands)
Cash flows from operating activities:
   Income (loss) before extraordinary item                       $  3,743             $   (35)
   Extraordinary loss on debt extinguishment                                              690
                                                                 --------             -------
   Net income (loss)                                                3,743                (725)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Depreciation                                               5,879               5,761
         Amortization of intangibles and excess
            reorganization value                                    1,749               1,682
         Amortization of deferred financing fees and discount         113                  94
         Increase (decrease) in deferred and
            noncurrent income taxes                                  (507)                (89)
         Loss on debt extinguishment                                                    1,030
         (Gain) on sales of property, plant and equipment             (55)                (11)

         Changes in operating assets and liabilities:
            Accounts receivable                                     5,258              (3,138)
            Accounts receivable, affiliates                        (2,692)             (2,002)
            Inventories                                              (785)             (8,241)
            Other current assets                                     (102)               (700)
            Accounts payable and accrued liabilities                8,996                (605)
            Accounts payable and advances, affiliates              (3,751)              4,531
            Other                                                      (3)
                                                                 --------             -------
         Total adjustments                                         14,100              (1,688)
                                                                 --------             -------
            Net cash provided by (used in) operating
               activities                                          17,843              (2,413)

Cash flows from investing activities:
   Capital expenditures                                            (1,729)             (3,275)
   Proceeds from sale of property, plant and equipment                 99                  29
                                                                 --------             -------
            Net cash (used in) investing activities                (1,630)             (3,246)

Cash flows from financing activities:
   Proceeds from revolving loan and long-term borrowings                               42,053
   Repayment of revolving loan and long-term borrowings            (2,639)            (48,641)
   Increase (decrease) in Envirodyne loan                         (17,945)             10,499
                                                                 --------             -------
            Net cash provided by (used in) financing activities   (20,584)              3,911

Effect of currency exchange rate changes on cash                    1,108                (675)
                                                                 --------             -------
Net (decrease) in cash and equivalents                             (3,263)             (2,423)
Cash and equivalents at beginning of period                        11,826               6,201
                                                                 --------             -------
Cash and equivalents at end of period                            $  8,563            $  3,778
                                                                 ========            ========
- ----------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Interest paid                                                   $  398              $  987
   Income taxes paid                                                $ 389              $3,536

The accompanying notes are an integral part of the consolidated financial statements.

      VISKASE HOLDING CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                          June 27,           December 28,
                           1996                  1995
                         ----------          ------------
Raw materials             $ 4,457               $ 5,299
Work in process            12,850                13,342
Finished products          20,693                19,592
                          -------               -------
                          $38,000               $38,233
                          =======               =======


2. CONTINGENCIES (dollars in thousands)

Viskase Holding Corporation and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------
         (dollars in thousands)
         ----------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                                           Three    Months    Ended
                                                      ---------------------------------
                                                       June  27,             June  29,
                                                          1996                 1995
                                                      ----------            ----------
                                                                (in thousands)
Net sales:
   Food packaging products                             $144,615               $144,261
   Disposable foodservice supplies                       21,132                 20,923
                                                       --------               --------
                                                       $165,747               $165,184
                                                       ========               ========
Operating income:
   Food packaging products                              $ 8,341                $ 9,958
   Disposable foodservice supplies                        2,198                  1,683
   Other and eliminations                                (1,264)                (1,552)
                                                         ------                -------
                                                         $9,275                $10,089
                                                         ======                =======
Depreciation and amortization under capital lease
   and amortization of intangible expense:
   Food packaging products                              $13,764                $12,897
   Disposable foodservice supplies                        1,226                  1,133
   Other                                                     12                     21
                                                        -------                -------
                                                        $15,002                $14,051
                                                        =======                =======
Capital expenditures:
   Food packaging products                               $9,156                 $5,278
   Disposable foodservice supplies                          869                    655
   Other                                                                            33
                                                        -------                 ------
                                                        $10,025                 $5,966
                                                        =======                 ======
/TABLE

Results of Operations
- ---------------------

The Company's net sales for the first six months and second quarter of 1996 were $325.5 million and $165.7 million, respectively, which represented slight increases of 1.4% and 0.3%, respectively, over comparable periods of 1995. Second quarter net sales at Viskase increased by 0.3% over the prior year. The benefits of a stronger presence in the Latin American and Asian Pacific markets were offset by lower pricing due to competitive pressures in both the domestic and European markets. Second quarter net sales at Sandusky were flat compared to the prior year. Sales to dairy customers were lower than expected following a general softness in dairy product sales in the U.S. Second quarter net sales at Clear Shield increased 1.0% from the prior year primarily due to volume increases from new business. These increases more than offset volume loss from softness in the quick serve restaurant market segment.

Operating income for the first six months and second quarter of 1996 was $18.6 million and $9.3 million, respectively, representing decreases of 1.1% and 8.1%, respectively, from the comparable periods of 1995. The decrease in operating income resulted primarily from declines in gross margins caused by continued price competition in the U.S. and Europe, particularly within the casing product lines. Lower selling, general and administrative expenses, principally research and development, had some offsetting effects. Additionally, lower volumes at Sandusky negatively impacted gross margins.

The British beef industry continues to be affected by concerns over bovine spongiform encephalopathy (BSE), or mad cow disease. While certain of our film product lines in Europe are sold to customers in affected industries, management believes that Viskase's results will not be significantly impacted.

Net interest expense for the six month period totaled $28.6 million representing an increase of $1.5 million from the first six months of 1995. The increase is the result of borrowings at higher interest rates, which more than offset the effect of lower borrowing levels.

Other income (expense) totaled $(3.3) million and $1.1 million for the first six months of 1996 and 1995, respectively. The 1996 expense included a $(2.0) million charge for the termination of the management agreement with D.P. Kelly & Associates, L.P. The remaining expense in 1996 and income in 1995 consisted principally of foreign currency transaction gains and losses.

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

The tax benefit for the first six months resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $3.2 million was provided on a loss before income taxes of $13.3 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.


Liquidity and Capital Resources
- -------------------------------

Cash and equivalents decreased by $10.6 million during the six months ended June 27, 1996. Cash flows used by investing activities of $16.3 million and for financing activities of $7.7 million exceed cash flows provided by operating activities of $12.4 million. Cash flows used in investing activity consist principally of capital expenditures for property, plant and equipment. Cash flows used for financing activities were principally attributable to the principal repayment under the General Electric Capital Corporation Lease and reduction of foreign borrowing. Cash flows used in operating activities were principally attributable to the Company's loss from operations offset by the effect of depreciation and amortization.

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

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves which may be established in the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at June 27, 1996. There are no significant restrictions on the Company's ability to transfer funds among its operations under the terms of its principal debt agreements.

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

Capital expenditures for the first six months of 1996 and 1995 totaled $16.6 million and $13.6 million, respectively. Capital expenditures for 1996 are expected to be approximately $34 million and $31 million in future years.

The Company has entered into interest rate agreements that cap $50 million of interest rate exposures at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $306 of amortization of interest rate cap premium during the three-month period ended June 27, 1996. The Company has not received any payments under the interest rate protection agreements.

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

No reportable events occurred during the quarter ended June 27, 1996.


Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its Annual Meeting of Stockholders (the "Meeting") on May 15, 1996. The business conducted at the Meeting included (i) the election of directors, (ii) the ratification of an amendment to the Company's 1993 Stock Option Plan, (iii) the ratification of the Company's Non-Employee Directors' Compensation Plan, and (iv) the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ended December 26, 1996. The results were as follows:

Election of Directors                  For              Against
- ---------------------               ----------         ---------
Robert N. Dangremond                11,045,347         1,807,256
Avram A. Glazer                     11,071,192         1,781,411
Malcolm I. Glazer                   11,072,403         1,780,200
F. Edward Gustafson                 12,770,959            81,644
Michael E. Heisley                  12,689,748           162,855
Gregory R. Page                     11,051,853         1,800,750
Mark D. Senkpiel                    11,045,853         1,806,750

Ratification of Amendment to
1993 Stock Option Plan                 For              Against            Abstaining
- ----------------------------       ----------           -------            ----------
                                    10,876,840           224,558              24,508

Ratification of Non-Employee
Directors' Compensation Plan           For              Against            Abstaining
- ----------------------------       ----------           -------            ----------
                                    10,896,598           437,021              19,949

Ratification of Appointment
of Coopers & Lybrand                   For              Against            Abstaining
- ---------------------------        ----------           -------            ----------
                                    12,831,823           11,789                8,991

Item 5 - Other Information
         -----------------

None.


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         None.


(b)      Reports on Form 8-K

         On June 27, 1996, the Company filed a Form 8-K to disclose that the Board of Directors of the Company had adopted a stockholder rights plan featuring the issuance of common stock purchase rights to the Company's common stockholders of record as of June 26, 1996.


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



                            ENVIRODYNE INDUSTRIES, INC.
                            ----------------------------
                            Registrant




                            By: /s/
                                -------------------------
                                Gordon S. Donovan
                                Vice President and Treasurer
                                 (Duly authorized officer
                                  and principal financial
                                  officer of the registrant)








Date:  August 12, 1996