Form 10-Q
period 1996-09-26
ENVIRODYNE INDUSTRIES INC
filed 1996-11-12
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          ---------------
                             FORM 10-Q

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 26, 1996
                                            -------------------

                                OR

   /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ----------  -----------

                   Commission file number   0-5485
                                          ----------

                         ENVIRODYNE INDUSTRIES, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                95-2677354
-------------------------------                ----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois           60521
------------------------------------------------       ----------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (708) 571-8800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No
                           ------       -------

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes   X       No
                                        ------       ------

     As of November 8, 1996, there were 14,545,107 shares outstanding of the registrant's Common Stock, $.01 par value.

                          Page 1 of 26 Pages

                INDEX TO FINANCIAL STATEMENTS

          ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
                                                             ----
Consolidated balance sheets at September 26, 1996
   (unaudited) and December 28, 1995                           4

Unaudited consolidated statements of operations
   for the three months ended September 26, 1996
   and September 28, 1995 and for the nine months ended
   September 26, 1996 and September 28, 1995                   5

Unaudited consolidated statements of cash flows
   for the nine months ended September 26, 1996 and
   September 28, 1995                                          6

Notes to consolidated financial statements                     7


      VISKASE HOLDING CORPORATION AND SUBSIDIARIES

   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at September 26, 1996
   (unaudited) and December 28, 1995                          18

Unaudited consolidated statements of operations
   for the three months ended September 26, 1996
   and September 28, 1995 and for the nine months
   ended September 26, 1996 and September 28, 1995            19

Unaudited consolidated statements of cash flows
   for the nine months ended September 26, 1996
   and September 28, 1995                                     20

Notes to consolidated financial statements                    21

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

The condensed consolidated balance sheet as of December 28, 1995 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.
Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

          ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                      September 26,   December 28,
                                          1996           1995

                                      -------------   ------------
                                             (in thousands)
ASSETS
  Current assets:
     Cash and equivalents               $  39,195       $  30,325
     Receivables, net                      80,968          89,454
     Inventories                          100,737          99,474
     Other current assets                  26,973          21,646
                                        ---------       ---------
        Total current assets              247,873         240,899

  Property, plant and equipment,
     including those under capital
     leases                               562,711         545,491
     Less accumulated depreciation
        and amortization                  107,398          75,987
                                        ---------       ---------
     Property, plant and equipment, net   455,313         469,504

  Deferred financing costs                  6,392           8,090
  Other assets                             41,708          45,589
  Excess reorganization value             127,700         135,485
                                        ---------       ---------
                                        $ 878,986       $ 899,567
                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Short-term debt including current
        portion of long-term debt and
        obligations under capital
        leases                          $   9,807       $  12,504
     Accounts payable                      32,814          39,117
     Accrued liabilities                   89,716          67,553
                                        ---------       ---------
        Total current liabilities         132,337         119,174

  Long-term debt including obligations
     under capital leases                 522,550         530,181

  Accrued employee benefits                56,610          55,626
  Deferred and noncurrent income taxes     65,944          77,490

  Commitments and contingencies

  Stockholders' equity:
     Preferred stock, $.01 par value;
        none outstanding
     Common stock, $.01 par value;
        14,514,721 shares issued and
        outstanding at September 26, 1996
        and 13,579,460 shares at
        December 28, 1995                     145             136
     Paid in capital                      134,977         134,864
     Accumulated (deficit)                (39,147)        (25,131)
     Cumulative foreign currency
        translation adjustments             5,672           7,227
     Unearned restricted stock issued
        for future services                  (102)
                                        ---------       ---------
        Total stockholders' equity        101,545         117,096
                                        ---------       ---------
                                        $ 878,986       $ 899,567
                                        =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months     Three Months     Nine  Months       Nine   Months
                                        Ended September  Ended September  Ended September     Ended September
                                            26, 1996        28, 1995         26, 1996            28, 1995
                                        ---------------  ---------------  ---------------     ---------------
                                           (in thousands, except for number of shares and per share amounts)
NET SALES                                   $163,825         $166,688        $489,308            $487,696

COSTS AND EXPENSES
   Cost of sales                             122,763          125,876         366,525             364,235
   Selling, general
     and administrative                       28,134           28,252          83,080              84,308
   Amortization of intangibles
     and excess reorganization
     value                                     4,220            3,907          12,426              11,722
                                            --------         --------        --------            --------
OPERATING INCOME                               8,708            8,653          27,277              27,431


   Interest income                               414               43           1,186                 126
   Interest expense                           14,582           14,866          43,954              42,096
   Other (income) expense, net                 1,064            1,305           4,325                 166
                                            --------         --------        --------            --------
(LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                     (6,524)          (7,475)        (19,816)            (14,705)

   Income tax (benefit)                       (2,600)          (3,000)         (5,800)             (3,018)
                                            --------         --------        --------            --------
(LOSS) BEFORE EXTRAORDINARY
   ITEM                                       (3,924)          (4,475)        (14,016)            (11,687)

   Extraordinary (loss),
      net of tax                                                                                   (4,196)
                                            --------         --------        --------            --------
NET (LOSS)                                  $ (3,924)        $ (4,475)       $(14,016)           $(15,883)
                                            ========         ========        ========            ========

WEIGHTED AVERAGE
   COMMON SHARES                          14,514,721       13,515,000      14,255,987          13,515,000

PER SHARE AMOUNTS:

(LOSS) BEFORE
   EXTRAORDINARY ITEM                          $(.27)         $  (.33)          $(.98)             $ (.86)
                                               =====          =======           =====              ======
NET (LOSS)                                     $(.27)         $  (.33)          $(.98)             $(1.18)
                                               =====          =======           =====              ======

The accompanying notes are an integral part of the consolidated financial statements.

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Nine    Months   Ended
                                                               -------------------------------
                                                               September 26,     September 28,
                                                                    1996             1995
                                                               -------------     -------------
                                                                         (in thousands)
Cash flows from operating activities:
   (Loss) before extraordinary item                               $(14,016)        $(11,687)
   Extraordinary (loss) on debt extinguishment                                       (4,196)
                                                                  --------         --------
   Net (loss)                                                      (14,016)         (15,883)
   Adjustments to reconcile net (loss)
      to net cash provided by operating activities:
         Depreciation and amortization under capital lease          32,329           29,756
         Amortization of intangibles and excess
           reorganization value                                     12,426           11,722
         Amortization of deferred financing fees and discount        1,742            1,604
         Increase (decrease) in deferred and
           noncurrent income taxes                                 (10,157)          (7,773)
         Loss on debt extinguishment                                                  6,778
         Foreign currency transaction (gain)                          (111)            (935)
         (Gain) on sales of property, plant and equipment             (200)              (3)

         Changes in operating assets and liabilities:
            Accounts receivable                                      7,440          (10,369)
            Inventories                                             (1,839)          (3,632)
            Other current assets                                    (5,509)          (2,959)
            Accounts payable and accrued liabilities                16,704            9,555
            Other                                                    1,054             (582)
                                                                  --------         --------
         Total adjustments                                          53,879           33,162
                                                                  --------         --------
            Net cash provided by operating activities               39,863           17,279

Cash flows from investing activities:
   Capital expenditures                                            (22,832)         (24,208)
   Proceeds from sale of property, plant and equipment               2,129               47
                                                                  --------         --------
            Net cash (used in) investing activities                (20,703)         (24,161)

Cash flows from financing activities:
   Issuance of common stock                                             20
   Proceeds from revolving loan and long-term borrowings             1,130          206,053
   Deferred financing costs                                            (91)          (7,701)
   Repayment of revolving loan, long-term borrowings
      and capital lease obligation                                 (10,909)        (179,419)
                                                                  --------         --------
            Net cash provided by (used in) financing activities     (9,850)          18,933

Effect of currency exchange rate changes on cash                      (440)              24
                                                                  --------         --------
Net increase in cash and equivalents                                 8,870           12,075
Cash and equivalents at beginning of period                         30,325            7,289
                                                                  --------         --------
Cash and equivalents at end of period                              $39,195         $ 19,364
                                                                   =======         ========
---------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Interest paid                                                   $34,639          $33,974
   Income taxes paid                                               $ 1,090         $  4,537

The accompanying notes are an integral part of the consolidated financial statements.

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                  September 26,    December 28,
                                      1996             1995
                                  ------------     ------------
Raw materials                      $ 16,800          $ 17,150
Work in process                      29,800            32,800
Finished products                    54,137            49,524
                                   --------          --------
                                   $100,737          $ 99,474
                                   ========          ========

Approximately 58% of the inventories at September 26, 1996 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $5.1 million at September 26, 1996.

2. DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:
                                                             September      December
                                                             26,  1996      28, 1995
                                                            ----------     ----------
Short-term debt, current maturity of long-term
  debt, and capital lease obligation:

  Current maturity of Viskase Capital Lease Obligation        $ 6,633       $ 6,012
  Current maturity of Viskase Limited Term Loan (3.9%)          1,928         2,033
  Other                                                         1,246         4,459
                                                              -------       -------
           Total short-term debt                              $ 9,807       $12,504
                                                              =======       =======
Long-term debt:

  12% Senior Secured Notes due 2000                          $160,000      $160,000
  10.25% Senior Notes due 2001                                219,262       219,262
  Viskase Capital Lease Obligation                            134,549       141,182
  Viskase Limited Term Loan (3.9%)                              5,782         7,115
  Other                                                         2,957         2,622
                                                             --------      --------
           Total long-term debt                              $522,550      $530,181
                                                             ========      ========

3.  EXECUTIVE STOCK COMPENSATION PLAN (dollars in thousands)

In March 1996 the Board approved a stock compensation plan as part of the employment agreement between the Company and its chief executive officer. Pursuant to the employment agreement, the Company issued 35,000 shares of common stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs three years from the March 27, 1996 date of the employment agreement. The shares issued under the plan have been recorded at their fair market value on date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The grant date is the date the employment agreement was consummated between the parties.

The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense for the first nine months of 1996 totaled $20.


4.  CONTINGENCIES

Although Envirodyne is not a direct party, litigation is pending from events arising out of Envirodyne's 1993 bankruptcy case and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which litigation certain defendants have asserted indemnity rights against Envirodyne. In ARTRA Group Incorporated v.
                                        ---------------------------
Salomon Brothers Holding Company Inc, Salomon Brothers Inc, D.P.
----------------------------------------------------------------
Kelly & Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy,
-----------------------------------------------------------------
James L. Massey, William Rifkin and Michael Zimmerman, Case No. 93
-----------------------------------------------------
A 1616, United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (Bankruptcy Court), ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference by the defendants in connection with the negotiation and consummation of Envirodyne's plan of reorganization (Plan of Reorganization) in 1993. A motion for summary judgment was granted in favor of all defendants, which decision was affirmed by the District Court. The summary judgment may be subject to further appeal. In ARTRA
                                                                 -----
Group Incorporated v. Salomon Brothers Holding Company Inc, Salomon
-------------------------------------------------------------------
Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly, Charles
---------------------------------------------------------------------
K. Bobrinskoy and Michael Zimmerman, Case No. 93 L 2198, Circuit Court
-----------------------------------
of the Eighteenth Judicial Circuit, County of DuPage, State of Illinois, ARTRA alleges breach of fiduciary duty, fraudulent and negligent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald. The plaintiff seeks damages in the total amount of $136.2 million plus interest and punitive damages of $408.6 million. All claims against Mr. Kelly and D.P. Kelly & Associates, L.P. have been dismissed by the Circuit Court and some of those decisions have been appealed to the Illinois Appellate Court. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkin and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in the case pending before the Bankruptcy Court. Although the Company is not a party to either case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if adjudicated in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were ultimately successful in establishing their right to indemnification.

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

The plaintiffs have filed motions for summary judgment before the judge who presided over the bankruptcy case, seeking a ruling that the Bankruptcy Court's order did not discharge the plaintiffs' claims. Clear Shield National has filed a cross motion for summary judgment. The claims pending against Clear Shield National in the Eastern District of Pennsylvania have been stayed pending the decision in the Bankruptcy Court on the cross motions for summary judgment.

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.


5.  SUBSEQUENT EVENT

On November 8, 1996, a jury awarded $102.4 million in damages in Viskase Corporation's (Viskase) patent infringement lawsuit against American National Can Co. Viskase brought suit against American National Can Co. for infringing on various Viskase patents relating to multilayer barrier plastic films used for fresh red meat, processed meat and poultry product applications. The jury found that American National Can Co. had willfully infringed on Viskase's patents. Envirodyne expects American National Can Co. to appeal the award. This award has not been recorded in the Company's financial statements.

Viskase will petition the court to declare the case exceptional and increase the damages up to threefold and to award attorneys' fees. The Company will also seek prejudgment interest from December 1989. In addition, Viskase will seek to enjoin American National Can Co. from further violation of Viskase's patent rights.


6.  SUBSIDIARY GUARANTORS

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

The obligations of each Guarantor under its Subsidiary Guarantee are the senior obligation of such Guarantor, and are collateralized, subject to certain permitted liens, by substantially all of the domestic assets of the Guarantor and, in the case of Viskase Holding Corporation, by a pledge of 65% of the capital stock of Viskase S.A. The Subsidiary Guarantees and security are shared with the lenders under the Revolving Credit Agreement on a pari passu basis and are
                                          ---- -----
subject to the priority interest of the holders of obligations under the Letter of Credit Facility, each pursuant to an intercreditor agreement.

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

Investments in subsidiaries are accounted for by the parent and Subsidiary Guarantors on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's and Subsidiary Guarantors' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATING BALANCE SHEETS
                          SEPTEMBER 26, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations (1)     Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                          $ 31,898       $   (869)         $  8,166                         $ 39,195
    Receivables and advances, net                   70,561         66,295            51,472       $ (107,360)         80,968
    Inventories                                                    67,490            34,663           (1,416)        100,737
    Other current assets                               362         17,378             9,233                           26,973
                                                  --------       --------          --------        ---------        --------
      Total current assets                         102,821        150,294           103,534         (108,776)        247,873

Property, plant and equipment including
  those under capital leases                           134        412,313           150,264                          562,711
  Less accumulated depreciation
    and amortization                                    88         79,422            27,888                          107,398
                                                  --------       --------          --------        ---------        --------
Property, plant and equipment, net                      46        332,891           122,376                          455,313

Deferred financing costs                             5,567                              825                            6,392
Other assets                                                       40,301             1,407                           41,708
Investment in subsidiaries                          63,783        119,482                           (183,265)
Excess reorganization value                                        89,518            38,182                          127,700
                                                  --------       --------          --------        ---------        --------
                                                  $172,217       $732,486          $266,324        $(292,041)       $878,986
                                                  ========       ========          ========        =========        ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital leases                            $  7,183          $  2,624                        $   9,807
    Accounts payable and advances                  $    15         94,119            46,040       $ (107,360)         32,814
    Accrued liabilities                             17,964         40,137            31,615                           89,716
                                                  --------       --------          --------        ---------        --------
      Total current liabilities                     17,979        141,439            80,279         (107,360)        132,337

Long-term debt including obligation
  under capital leases                             379,262        137,198             6,090                          522,550

Accrued employee benefits                                          52,258             4,352                           56,610
Deferred and noncurrent income taxes                33,073          8,943            23,928                           65,944
Intercompany loans                                (359,642)       340,000            19,641                1

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,514,721 shares issued and
    outstanding                                        145              3            32,738          (32,741)            145
  Paid in capital                                  134,977         87,899            87,871         (175,770)        134,977
  Accumulated earnings (deficit)                   (39,147)       (40,878)            5,801           35,077         (39,147)
  Cumulative foreign currency
    translation adjustments                          5,672          5,624             5,624          (11,248)          5,672
  Unearned restricted stock issued
    for future services                               (102)                                                             (102)
                                                  --------       --------          --------        ---------        --------
    Total stockholders' equity                     101,545         52,648           132,034         (184,682)        101,545
                                                  --------       --------          --------        ---------        --------
                                                  $172,217       $732,486          $266,324        $(292,041)       $878,986
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

           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR NINE MONTHS ENDED SEPTEMBER 26, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                        $314,794          $203,838       $(29,324)         $489,308

COSTS AND EXPENSES
  Cost of sales                                                   241,813           154,734        (30,022)          366,525
  Selling, general and administrative               $4,021         46,626            32,433                           83,080
  Amortization of intangibles and
    excess reorganization value                                     9,804             2,622                           12,426
                                                  --------       --------          --------      ---------          --------
OPERATING INCOME (LOSS)                             (4,021)        16,551            14,049            698            27,277

  Interest income                                      649                              537                            1,186
  Interest expense                                  32,605          9,730             1,619                           43,954
  Intercompany interest expense (income)           (30,676)        28,056             2,620
  Management fees (income)                          (4,656)         3,647             1,009
  Other expense (income), net                        1,958             (9)            2,376                            4,325
  Equity loss (income) in subsidiary                12,428         (3,467)                          (8,961)
                                                  --------       --------          --------      ---------          --------
INCOME (LOSS) BEFORE INCOME TAXES                  (15,031)       (21,406)            6,962          9,659           (19,816)
  Income tax provision (benefit)                    (1,015)        (8,280)            3,495                           (5,800)
                                                  --------       --------          --------      ---------          --------
NET INCOME (LOSS)                                 $(14,016)     $ (13,126)           $3,467       $  9,659          $(14,016)
                                                  ========      =========            ======       ========          ========

             CONSOLIDATING STATEMENTS OF OPERATIONS
           FOR THREE MONTHS ENDED SEPTEMBER 26, 1996


                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                        $104,382           $70,628       $(11,185)         $163,825

COSTS AND EXPENSES
  Cost of sales                                                    80,898            53,205        (11,340)          122,763
  Selling, general and administrative               $1,208         15,660            11,266                           28,134
  Amortization of intangibles and
    excess reorganization value                                     3,347               873                            4,220
                                                  --------       --------          --------      ---------          --------
OPERATING INCOME (LOSS)                             (1,208)         4,477             5,284            155             8,708

  Interest income                                      246                              168                              414
  Interest expense                                  10,834          3,224               524                           14,582
  Intercompany interest expense (income)           (10,017)         9,355               662
  Management fees (income)                          (1,467)         1,210               257
  Other expense (income), net                         (125)            12             1,177                            1,064
  Equity loss (income) in subsidiary                 3,810         (1,403)                          (2,407)
                                                  --------       --------          --------      ---------          --------
INCOME (LOSS) BEFORE INCOME TAXES                   (3,997)        (7,921)            2,832          2,562            (6,524)
  Income tax provision (benefit)                       (73)        (3,956)            1,429                           (2,600)
                                                  --------       --------          --------      ---------          --------
NET INCOME (LOSS)                                  $(3,924)       $(3,965)           $1,403        $ 2,562          $ (3,924)
                                                  ========      =========            ======       ========          ========
/TABLE

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATING CASH FLOWS
               FOR NINE MONTHS ENDED SEPTEMBER 26, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
Net cash provided by (used in)
  operating activities                             $(9,626)       $21,453           $28,036                          $39,863

Cash flows from investing activities:
  Capital expenditures                                  (4)       (19,346)           (3,482)                         (22,832)
  Proceeds from sales of property,
    plant and equipment                                136          1,762               231                            2,129
                                                  --------       --------          --------      ---------          --------
      Net cash provided by (used in)
        investing activities                           132        (17,584)           (3,251)                         (20,703)

Cash flows from financing activities:
  Issuance of common stock                              20                                                                20
  Proceeds from revolving loan and
    long-term borrowings                                            1,130                                              1,130
  Deferred financing costs                             (91)                                                              (91)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                       (6,354)           (4,555)                         (10,909)
  Increase (decrease) in Envirodyne loan            23,450                          (23,450)
                                                  --------       --------          --------      ---------          --------
      Net cash provided by (used in)
        financing activities                        23,379         (5,224)          (28,005)                          (9,850)
Effect of currency exchange rate
  changes on cash                                                                      (440)                            (440)
                                                  --------       --------          --------      ---------          --------
Net increase (decrease) in cash
  and equivalents                                   13,885         (1,355)           (3,660)                           8,870
Cash and equivalents at beginning of period         18,013            486            11,826                           30,325
                                                  --------        -------           -------      ---------          --------
Cash and equivalents at end of period             $ 31,898        $  (869)          $ 8,166                          $39,195
                                                  ========        =======           =======       ========           =======
/TABLE

           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR NINE MONTHS ENDED SEPTEMBER 28, 1995

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                        $317,424          $196,627       $(26,355)         $487,696

COSTS AND EXPENSES
  Cost of sales                                                   236,071           154,523        (26,359)          364,235
  Selling, general and administrative               $4,734         49,977            29,597                           84,308
  Amortization of intangibles and
    excess reorganization value                                     9,199             2,523                           11,722
                                                  --------       --------          --------       --------          --------
OPERATING INCOME (LOSS)                             (4,734)        22,177             9,984              4            27,431

  Interest income                                       34             42                50                              126
  Interest expense                                  29,159         10,412             2,525                           42,096
  Intercompany interest expense (income)           (28,417)        25,500             2,917
  Management fees (income)                          (5,550)         4,820               730
  Other expense (income), net                       (1,607)           129             1,644                              166
  Equity Loss (income) in subsidiary                13,423            455                          (13,878)
                                                  --------       --------          --------       --------          --------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                          (11,708)       (19,097)            2,218         13,882           (14,705)
  Income tax provision (benefit)                       669         (5,670)            1,983                           (3,018)
                                                  --------       --------          --------       --------          --------
INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                            (12,377)       (13,427)              235         13,882           (11,687)
  Extraordinary (loss), net of tax                  (3,506)                            (690)                          (4,196)
                                                  --------       --------          --------       --------          --------
NET INCOME (LOSS)                                 $(15,883)     $ (13,427)           $ (455)      $ 13,882          $(15,883)
                                                  ========      =========            ======       ========          ========

               CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THREE MONTHS ENDED SEPTEMBER 28, 1995

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                        $106,244           $67,413        $(6,969)         $166,688

COSTS AND EXPENSES
  Cost of sales                                                    81,384            51,577         (7,085)          125,876
  Selling, general and administrative              $ 1,609         16,586            10,057                           28,252
  Amortization of intangibles and
    excess reorganization value                                     3,066               841                            3,907
                                                  --------       --------          --------       --------          --------
OPERATING INCOME (LOSS)                             (1,609)         5,208             4,938            116             8,653

  Interest income                                       30              4                 9                               43
  Interest expense                                  10,927          3,379               560                           14,866
  Intercompany interest expense (income)            (9,976)         8,500             1,476
  Management fees (income)                          (1,850)         1,601               249
  Other expense (income), net                        1,107            120                78                            1,305
  Equity loss (income) in subsidiary                 3,351         (1,914)                          (1,437)
                                                  --------       --------          --------       --------          --------

INCOME (LOSS) BEFORE INCOME TAXES                   (5,138)        (6,474)            2,584          1,553            (7,475)
  Income tax provision (benefit)                      (663)        (3,007)              670                           (3,000)
                                                  --------       --------          --------       --------          --------
NET INCOME (LOSS)                                  $(4,475)       $(3,467)          $ 1,914         $1,553           $(4,475)
                                                  ========      =========            ======       ========          ========
/TABLE

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATING CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 28, 1995

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
Net cash provided by (used in)
  operating activities                           $ (13,300)      $ 23,209            $7,370                         $ 17,279

Cash flows from investing activities:
  Capital expenditures                                 (34)       (18,936)           (5,238)                         (24,208)
  Proceeds from sale of property, plant and
    equipment                                                                            47                               47
                                                  --------       --------          --------       --------          --------
      Net cash (used in) investing activities          (34)       (18,936)           (5,191)                         (24,161)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                           164,000                           42,053                          206,053
  Deferred financing costs                          (7,667)                             (34)                          (7,701)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations      (123,275)        (7,682)          (48,462)                        (179,419)
  Increase (decrease) in Envirodyne loan            (8,751)                           8,751
                                                  --------       --------          --------       --------          --------
      Net cash provided by (used in)
        financing activities                        24,307         (7,682)            2,308                           18,933
Effect of currency exchange rate changes
  on cash                                                                                24                               24
                                                  --------       --------          --------       --------          --------
Net increase (decrease) in cash
  and equivalents                                   10,973         (3,409)            4,511                           12,075
Cash and equivalents at beginning
  of period                                            555          1,853             4,881                            7,289
                                                  --------       --------          --------       --------          --------
Cash and equivalents at end
  of period                                        $11,528       $ (1,556)           $9,392                          $19,364
                                                  ========      =========            ======       ========          ========
/TABLE

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

The condensed consolidated balance sheet as of December 28, 1995 was derived from the audited Viskase Holding Corporation's consolidated financial statements included in Envirodyne Industries, Inc.'s annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

      VISKASE HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS



                                       September 26,   December 28,
                                           1996            1995
                                       ------------    -----------
                                              (in thousands)
ASSETS
  Current assets:
     Cash and equivalents                $  8,166        $  11,826
     Receivables, net                      45,909           53,022
     Receivables, affiliates               54,385           51,829
     Inventories                           34,663           38,233
     Other current assets                   9,233            9,106
                                         --------         --------
        Total current assets              152,356          164,016

  Property, plant and equipment           150,264          150,417
     Less accumulated depreciation         27,888           20,217
                                         --------         --------
     Property, plant and
        equipment, net                    122,376          130,200

   Deferred financing costs                   825            1,042
   Other assets                             1,407            1,869
   Excess reorganization value             38,182           40,517
                                         --------         --------
                                         $315,146         $337,644
                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Short-term debt including current
        portion of long-term debt         $ 2,624        $   6,097
     Accounts payable                      12,631           13,720
     Accounts payable and
        advances, affiliates               49,014           54,152
     Accrued liabilities                   31,616           21,942
                                         --------         --------
        Total current liabilities          95,885           95,911

   Long-term debt                           6,090            7,721

   Accrued employee benefits                4,352            4,281
   Deferred and noncurrent
     income taxes                          23,928           25,895
   Intercompany loans                      57,651           81,094

   Commitments and contingencies

   Stockholders' equity:
     Common stock, $1.00 par value,
       1,000 shares authorized;
       100 shares issued and
       outstanding
     Paid in capital                      103,463          103,463
     Retained earnings                     18,153           12,100
     Cumulative foreign currency
       translation adjustments              5,624            7,179
                                         --------         --------
         Total stockholders' equity       127,240          122,742
                                         --------         --------
                                         $315,146         $337,644
                                         ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                 VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months          Three Months            Nine  Months          Nine  Months
                                             Ended September       Ended September         Ended September      Ended September
                                                26, 1996               28, 1995               26, 1996               28, 1995
                                             ---------------       ---------------         ---------------      ---------------
                                                    (in thousands, except for number of shares and per share amounts)

NET SALES                                         $70,628               $67,413               $203,838             $196,627

COSTS AND EXPENSES
  Cost of sales                                    53,205                51,577                154,734              154,523
  Selling, general
     and administrative                             9,767                 9,933                 28,161               27,202
  Amortization of intangibles
     and excess reorganization value                  873                   841                  2,622                2,523
                                                  -------               -------               --------             --------
OPERATING INCOME                                    6,783                 5,062                 18,321               12,379

  Interest income                                     168                     9                    537                   50
  Interest expense                                    524                   560                  1,619                2,525
  Intercompany interest expense                       662                 1,476                  2,620                2,905
  Management fees                                     257                   249                  1,009                  730
  Other (income) expense, net                       1,177                    78                  2,376                1,339
                                                  -------               -------               --------             --------
INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                          4,331                 2,708                 11,234                4,930

  Income tax provision                              2,021                 1,611                  5,181                3,868
                                                  -------               -------               --------             --------
INCOME BEFORE
  EXTRAORDINARY ITEM                                2,310                 1,097                  6,053                1,062

  Extraordinary (loss), net of tax                                                                                     (690)
                                                  -------               -------               --------             --------
NET INCOME                                        $ 2,310               $ 1,097               $  6,053             $    372
                                                  =======               =======               ========             ========
WEIGHTED AVERAGE
  COMMON SHARES                                       100                   100                    100                  100

PER SHARE AMOUNTS:

INCOME BEFORE
  EXTRAORDINARY ITEM                              $23,100               $10,970               $ 60,530             $ 10,620
                                                  =======               =======               ========             ========
NET INCOME                                        $23,100               $10,970               $ 60,530             $  3,720
                                                  =======               =======               ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

               VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Nine    Months   Ended
                                                         ---------------------------------
                                                         September 26,        September 28,
                                                             1996                 1995
                                                         ------------         ------------
                                                                   (in thousands)
Cash flows from operating activities:
   Income before extraordinary item                           $6,053               $ 1,062
   Extraordinary (loss) on debt extinguishment                                        (690)
                                                              ------               -------
   Net income                                                  6,053                   372
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation                                             8,334                 8,164
      Amortization of intangibles and excess
        reorganization value                                   2,622                 2,523
      Amortization of deferred financing fees
        and discount                                             170                    94
      Increase (decrease) in deferred and
        noncurrent income taxes                                 (578)                 (210)
      Loss on debt extinguishment                                                    1,030
      (Gain) on sales of property, plant and equipment            (6)                   (3)

      Changes in operating assets and liabilities:
        Accounts receivable                                    6,469                (7,661)
        Accounts receivable, affiliates                       (4,351)               (2,918)
        Inventories                                            2,010                (1,965)
        Other current assets                                    (430)                 (309)
        Accounts payable and accrued liabilities               9,474                (2,859)
        Accounts payable and advances, affiliates             (1,731)               10,052
        Other                                                                         (260)
                                                            --------              --------
      Total adjustments                                       21,983                 5,678
                                                            --------              --------

        Net cash provided by operating activities             28,036                 6,050

Cash flows from investing activities:
   Capital expenditures                                       (3,482)               (5,238)
   Proceeds from sale of property, plant and equipment           231                    47
                                                            --------              --------
        Net cash (used in) investing activities               (3,251)               (5,191)

Cash flows from financing activities:
   Proceeds from revolving loan and long-term borrowings                            42,053
   Deferred financing costs                                                            (34)
   Repayment of revolving loan and long-term borrowings       (4,555)              (48,462)
   Increase (decrease) in Envirodyne loan                    (23,450)                8,751
                                                            --------              --------
        Net cash provided by (used in)
           financing activities                              (28,005)                2,308

Effect of currency exchange rate changes on cash                (440)                   24
                                                            --------              --------
Net increase (decrease) in cash and equivalents               (3,660)                3,191
Cash and equivalents at beginning of period                   11,826                 6,201
                                                            --------              --------
Cash and equivalents at end of period                       $  8,166              $  9,392
                                                            ========              ========

--------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Interest paid                                                $520                $1,517
   Income taxes paid                                            $710                $3,999

The accompanying notes are an integral part of the consolidated financial statements.

               VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                 September 26,       December 28,
                                     1996                1995
                                 ------------        ------------

Raw materials                        $ 3,811            $ 5,299
Work in process                       11,704             13,342
Finished products                     19,148             19,592
                                     -------            -------
                                     $34,663            $38,233
                                     =======            =======


2. CONTINGENCIES (dollars in thousands)

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.


3.  SUBSEQUENT EVENT

On November 8, 1996, a jury awarded $102.4 million in damages in Viskase Corporation's (Viskase) patent infringement lawsuit against American National Can Co. Viskase brought suit against American National Can Co. for infringing on various Viskase patents relating to multilayer barrier plastic films used for fresh red meat, processed meat and poultry product applications. The jury found that American National Can Co. had willfully infringed on Viskase's patents. Envirodyne expects American National Can Co. to appeal the award. This award has not been recorded in the Company's financial statements.

Viskase will petition the court to declare the case exceptional and increase the damages up to threefold and to award attorneys' fees. The Company will also seek prejudgment interest from December 1989. In addition, Viskase will seek to enjoin American National Can Co. from further violation of Viskase's patent rights.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------
          (dollars in thousands)
          ----------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:


                                            Three Months Ended
                                       ---------------------------
                                       September 26,  September 28,
                                           1996            1995
                                       ------------   ------------
                                              (in thousands)

Net sales:
  Food packaging products                $142,944        $146,874
  Disposable foodservice supplies          20,881          19,814
                                         --------        --------
                                         $163,825        $166,688
                                         ========        ========
Operating income:
  Food packaging products                  $8,027          $9,596
  Disposable foodservice supplies           1,880             666
  Other and eliminations                   (1,199)         (1,609)
                                           ------          ------
                                           $8,708          $8,653
                                           ======          ======
Depreciation and amortization
  under capital lease and amortization
  of intangible expense:
  Food packaging products                 $13,426         $12,355
  Disposable foodservice supplies           1,250           1,157
  Other                                        12              19
                                          -------         -------
                                          $14,688         $13,531
                                          =======         =======
Capital expenditures:
  Food packaging products                 $ 5,730         $ 9,530
  Disposable foodservice supplies             533           1,080
  Other                                         1               1
                                          -------         -------
                                          $ 6,264         $10,611
                                          =======         =======


Results of Operations
---------------------

The Company's net sales for the first nine months and third quarter of 1996 were $489.3 million and $163.8 million, respectively, which represented a slight increase of 0.3% and decrease of 1.7%, respectively, over comparable periods of 1995. Third quarter net sales at Viskase decreased by 3.2% over the prior year. The benefits of a stronger presence in the Latin American and Asian Pacific markets were offset by lower pricing due to competitive pressures in both the domestic and European markets as well as lower casing volumes in the U.S. Third quarter net sales at Sandusky increased by 6.3% from the prior year. Sales to dairy customers were lower than expected following a general softness in dairy product sales in the U.S. Third quarter net sales at Clear Shield increased 5.4% from the prior year primarily due to volume increases from new business. These increases more than offset volume loss from softness in the quick serve restaurant market segment.
Operating income for the first nine months and third quarter of 1996 was $27.3 million and $8.7 million, respectively, representing a decrease of 0.6% and an increase of 0.6%, respectively, from the comparable periods of 1995. The decrease in operating income resulted primarily from declines in gross margins caused by continued price competition in the U.S. and Europe, particularly within the casing product lines. Additionally, lower volumes at Sandusky negatively impacted gross margins.

On November 8, 1996, a jury awarded $102.4 million in damages in Viskase Corporation's (Viskase) patent infringement lawsuit against American National Can Co. Viskase brought suit against American National Can Co. for infringing on various Viskase patents relating to multilayer barrier plastic films used for fresh red meat, processed meat and poultry product applications. The jury found that American National Can Co. had willfully infringed on Viskase's patents. Envirodyne expects American National Can Co. to appeal the award. This award has not been recorded in the Company's financial statements.

Viskase will petition the court to declare the case exceptional and increase the damages up to threefold and to award attorneys' fees. The Company will also seek prejudgment interest from December 1989. In addition, Viskase will seek to enjoin American National Can Co. from further violation of Viskase's patent rights.

The British beef industry continues to be affected by concerns over bovine spongiform encephalopathy (BSE), or mad cow disease. While certain of our film product lines in Europe are sold to customers in affected industries, management believes that Viskase's results will not be significantly impacted.

Net interest expense for the nine-month period totaled $42.8 million representing an increase of $0.8 million from the first nine months of 1995. The increase is the result of borrowings at higher interest rates, which more than offset the effect of lower borrowing levels.

Other income (expense) totaled $(4.3) million and $(0.2) million for the first nine months of 1996 and 1995, respectively. The 1996 expense included a $(2.0) million charge for the termination of the management agreement with D.P. Kelly & Associates, L.P. The remaining expense in 1996 and income in 1995 consisted principally of foreign currency transaction gains and losses.

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

The tax benefit for the first nine months resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $5.8 million was provided on a loss before income taxes of $(19.8) million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.


Liquidity and Capital Resources
-------------------------------

Cash and equivalents increased by $8.9 million during the nine months ended September 26, 1996. Cash flows provided by operating activities of $39.9 million exceeded the cash flows used by investing activities of $20.7 million and for financing activities of $9.9 million. Cash flows provided by operating activities were principally attributable to the Company's loss from operations offset by the effect of depreciation and amortization and funds generated through the improved management of working capital. Cash flows used in investing activity consist principally of capital expenditures for property, plant and equipment. Cash flows used for financing activities were principally attributable to the principal repayment under the General Electric Capital Corporation Lease and reduction of foreign borrowing.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves which may be established in the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at September 26, 1996. There are no significant restrictions on the Company's ability to transfer funds among its operations under the terms of its principal debt agreements.

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

Capital expenditures for the first nine months of 1996 and 1995 totaled $22.8 million and $24.2 million, respectively. Capital expenditures for 1996 are expected to be approximately $34 million and $31 million in future years.

The Company has entered into interest rate agreements that cap $50 million of interest rate exposures at an average LIBOR rate of 6.50% until January 1997. These interest rate cap agreements were entered into under terms of the senior bank financing that was repaid on June 20, 1995. Interest expense includes $459 of amortization of interest rate cap premium during the nine-month period ended September 26, 1996. The Company has not received any payments under the interest rate protection agreements.

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

                PART II. OTHER INFORMATION


Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1, Note 4, Contingencies.


Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended September
26, 1996.


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




Date:  November 12, 1996