Form 10-K
period 1996-12-26
ENVIRODYNE INDUSTRIES INC
filed 1997-03-21
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                                   ---------
                                   FORM 10-K

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended          December 26, 1996
                                        ---------------------------

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from               to
                                  --------------    --------------

                       Commission file number   0-5485
                                              ----------

                          ENVIRODYNE INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                              95-2677354
---------------------------              --------------------
(State or other jurisdiction of              (I.R.S.   Employer
incorporation or organization)            Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois           60521
-----------------------------------------------        -----------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (630) 571-8800

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                               -----

     As of March 19, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $46,589,620.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
a court.   Yes   X       No
               -----        -----

     As of March 19, 1997, there were 14,552,233 shares outstanding of the registrant's Common Stock, $.01 par value.

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

                                  PART I
                                  ------
ITEM 1.  BUSINESS
         --------

(a)  General development of business:
     -------------------------------
General

Envirodyne Industries, Inc. is a Delaware corporation organized in 1970. As used herein, the "Company" means Envirodyne Industries, Inc. and its subsidiaries. The Company, through Viskase Corporation (Viskase), is the leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. The Company is also a leading domestic and international manufacturer of plasticized polyvinyl chloride (PVC) films, primarily for use in packaging food items. Through Sandusky Plastics, Inc. (Sandusky), the Company is a producer of thermoformed vending and promotional cups, plastic containers used in the packaging of cultured dairy and delicatessen products, and of horticultural trays and inserts. Finally, through Clear Shield National, Inc. (Clear Shield), the Company is a major domestic producer of disposable plastic cutlery, drinking straws, custom dining kits and related products. The market positions of the Company's subsidiaries set forth in this Form 10-K represent management's belief based upon internally generated information. No independent marketing information has been used to confirm the stated market position.

(b)  Financial information about industry segments:
     ---------------------------------------------
Reference is made to Part IV, Item 14, Note 21 of Notes to Consolidated Financial Statements.

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

Specialty Film Products

Since developing a technology for the extrusion of bioriented plastic films in 1964, Viskase has continued to expand its product line of heat shrinkable bags made from its specialty films. These shrinkable bags are sold under the brand name PERFLEX (R). Viskase's shrinkable plastic bags are used by major poultry, fresh and processed meat and cheese producers to package and preserve their products during wholesale and retail distribution. Viskase also manufactures a thin gauge film used in wrapping applications at poultry processing plants under the brand name TRAY-LOC (R).

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

PVC and Other Film Products

Viskase manufactures PVC stretch and single layer shrink films under the Filmco (R) brand name, used for wrapping grocery products and for packaging foods. In Europe, Viskase also converts oriented polypropylene films for use in packaging bakery goods.

International Operations

Viskase has seven manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Sedgefield, England (Great Britain); Swansea, Wales (Great Britain); Guarulhos, Brazil and Nuevo Laredo, Mexico.

The aggregate of domestic exports and net sales of foreign operations represents approximately 58% of Viskase's total net sales.

International sales and operations may be subject to various risks including, but not limited to, possible unfavorable exchange rate fluc-tuations, political instability, governmental regulations (including import and export controls), restrictions on currency repatriation, embargoes, labor relations laws and the possibility of governmental expropriation. Viskase's foreign operations generally are subject to taxes on the repatriation of funds.

International operations in certain parts of the world may be subject to international balance of payments difficulties that may raise the possi-bility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Viskase believes its allowance for doubtful accounts makes adequate provision for the collectibility of receivables. Management believes that growth potential exists for many of Viskase's products outside the United States and that Viskase is well positioned to participate in these markets.

Sales and Distribution

Viskase has a broad base of customers, with no single customer accounting for more than 5% of sales. Viskase sells its products in virtually every country in the world. In the United States, Viskase has a staff of technical sales teams responsible for sales to fresh meat, processed meat and poultry producers. Approximately 50 distributors market Viskase products to customers in Europe, Africa, Asia, and Latin America. Its products are marketed through its own subsidiaries in the United Kingdom, Germany, France, Italy, Russia, Brazil, Mexico, Argentina and a joint venture in Australia.

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

In the United States, Viskase operates casings service centers in Atlanta, Georgia, and Bensalem, Pennsylvania, as well as service centers within the Chicago, Illinois, and Pauls Valley, Oklahoma, plants. In Latin America, Viskase operates service centers in Nuevo Laredo, Mexico, and within the Guarulhos, Brazil, plant. In Europe, Viskase operates casings service centers in Milan, Italy, Pulheim, Germany, and Moscow, Russia. Viskase also operates a service center through a joint venture in Brisbane, Australia. These service centers provide finishing, inventory and delivery services to Viskase customers.

Competition

Viskase is the world's leading producer of cellulosic casings and is a major producer of films. Viskase seeks to maintain a competitive advan-tage by introducing new products having superior performance character-istics over competitive products, by responding quickly to customer product requirements, by providing customers with assistance in production or formulation problems, by producing niche products to fill particular individual customer requirements, by providing technical support services to its customers and by manufacturing products having outstanding quality and performance. From time to time, Viskase experiences reduced market share or reduced profits due to price competition.

Viskase's principal competitors in cellulosic casings are Devro-Teepak, Inc., located in Scotland with plants in the United States and Belgium, and Viscofan, S.A., located in Spain and Brazil. A new competitor, Alphacel, located in Spain, is expected to begin operations in 1997. Some of the other important competitors in the cellulosic casings industry are Kalle Nalo GmbH, a wholly owned subsidiary of Hoechst AG, located in Germany; Wolff Walsrode AG, a wholly owned subsidiary of Bayer AG, located in Germany; Oy Visko AB located in Finland; and Celanese Mexicana located in Mexico.

In the specialty films area, the largest producer of heat shrinkable bags is the Cryovac Division of W.R. Grace & Company. Cryovac developed heat shrinkable films and a vacuumizing process for applying them in the early 1960's. Cryovac sells bags on a worldwide basis to all segments of the food industry, including meat and poultry producers. American National Can Company, a subsidiary of Pechiney, is another competitor in the specialty films area. Management believes that Viskase is in the number two position in the world behind Cryovac in the sale of heat shrinkable bags.

In the PVC films area, major competitors in the United States and Europe include AEP-Borden, Inc.; Huntsman Film Products Corporation; Anchor Plastics and Linpac.

Viskase's primary competitors include several major corporations, some of which are larger and better capitalized than Viskase.
Research and Development; Customer Support

Viskase's continuing emphasis on research and development is central to its ability to maintain industry leadership. In particular, Viskase focuses on the development of new products that increase customers' operating efficiencies, reduce their operating costs and expand their markets. Viskase's projects include development of new processes and products to improve its manufacturing efficiencies. Viskase's research scientists, engineers and technicians are engaged in continuing product and equipment development and also provide direct technical and educational support to its customers.

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

Seasonality

Historically, domestic sales and profits of Viskase have been seasonal in nature, increasing in the spring and summer months and again near the year-end holiday season. There has been a marked change in Viskase's demand pattern due to the increase in international and export sales. Viskase's sales are expected to be less seasonal in the future. Sales of specialty films to the fresh meat industry and sales outside of the United States follow a relatively stable pattern throughout the year. Sales of PVC films experience only minor seasonality with sales generally increasing during the second and third quarters.

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


SANDUSKY
---------
Sandusky is a producer of thermoformed vending and promotional cups, plastic containers used in the packaging of cultured dairy and delicatessen products, and of horticultural trays and inserts. Sandusky sells a majority of its products to dairy product manufacturers for packaging items such as yogurt and cottage cheese and to supermarkets for in-store packaging of take-home foods. The containers are normally custom printed in various colors with product identification, company names, logos, nutritional information and universal product codes in accordance with the customers' requirements.

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

All of Sandusky's thermoformed products are produced at its Sandusky, Ohio plant. Thermoforming is a process by which plastic resin pellets are melted and extruded into sheet stock, which is then heated and formed into finished containers, lids and trays. The principal raw material used by Sandusky is prime high impact polystyrene, which currently is available from several domestic sources.

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

In January 1997, Sandusky made a decision to withdraw from the manufacture and sale of injection molded products. Production at the Sandusky injection molding facility is scheduled to cease in April 1997. Most of the production equipment will be transferred to the Clear Shield operations.


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

Clear Shield's products are manufactured at plants in Wheeling, Illinois; Leominster, Massachusetts; and Shreveport, Louisiana. The company has announced plans to build a new plant in Twin Falls, Idaho to service the western region of the United States. The plant is expected to begin operations in early 1998. In the interim the company will service the western region from a distribution center located in Twin Falls.

Plastic cutlery is made by melting polystyrene or polypropylene beads, which are then injected into specially designed custom molds within high-speed injection molding machines. Drinking straws are made by extruding molten polypropylene through specially designed dies within high-speed extrusion machines. Certain completed products are then specially wrapped using high-speed wrapping machines. Raw materials used in the manufacturing process currently are available from alternative sources. Raw material costs, in particular of polystyrene and polypropy-lene, are a major portion of Clear Shield's production costs. Although Clear Shield is generally able to pass on most raw material cost increases to customers, there can be a delay that varies by customer and market.

Sales are made predominantly in the United States, currently east of the Rocky Mountains, using Clear Shield's own sales force augmented by a network of non-exclusive, independent sales representatives. The majority of Clear Shield's sales, consisting of bulk and individually packaged products for institutional users, generally is not seasonal. Sales of retail packaged products are seasonal, however, with the highest sales and operating profits historically being achieved in the second and third quarters.

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


General Business Matters

------------------------
Employees
---------
The Company generally maintains productive and amicable relationships with its 4,900 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and its Canadian and European plants have unions. From time to time union organization efforts have occurred at other individual plant locations. Unions represent a total of approximately 1,500 of Viskase's 4,000 employees. None of Clear Shield's employees are represented by unions. Certain of the hourly production personnel of Sandusky's Ohio injection molding and thermoforming facilities are members of a union.


Trademarks and Patents
----------------------
Viskase holds patents on many of its major technologies, including those used in its manufacturing processes and the technology embodied in prod-ucts sold to its customers. Because it believes its ongoing market leadership depends heavily upon its technology, Viskase vigorously protects and defends its patents against infringement by competitors on an international basis. Viskase, as part of its research and development program, has developed and expects to continue to develop new proprietary technology and has licensed proprietary technology from third parties. Management believes these activities will enable Viskase to maintain its competitive position. Viskase also owns numerous trademarks and registered tradenames that are used actively in marketing its products. Viskase periodically licenses its process and product patents to competitors to generate royalty income.

The other Company operations also own trademarks and tradenames that are used actively in marketing products. Sandusky has patents on new product developments, but, with the exception of Viskase, patent protection is not currently material to any of the operations as now conducted.


Research and Development
------------------------
Research and development costs are expensed as incurred and, on a consolidated basis, totaled $6,841,000, $11,034,000, and $16,852,000, for 1996, 1995 and 1994, respectively. The majority of such costs are attributable to Viskase's extensive research and development program.

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

As noted above, new environmental and health and safety laws can impose significant compliance costs, including forthcoming rules. Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, will be required to meet air emissions standards for certain chemicals based on use of the "maximum achievable control technology" (MACT). MACT standards for casings manufacturers have not yet been proposed or promulgated; therefore, at this time no estimate of the cost of complying with MACT standards can be made. Such rules, however, will likely impose similar costs on all casings manufacturers in the United States.

Under the Resource Conservation and Recovery Act (RCRA), regulations have been proposed that, in the future, may impose design and/or operating requirements on the use of surface impoundments of wastewater. Two of Viskase's plants use surface impoundments. The Company does not foresee these regulations being imposed for several years.

Various state, local and foreign governments have enacted or are considering enacting laws, rules or regulations concerning the disposal of plastic products. While such legislative action has had a minor effect on certain product sales and may have further effect in the future, the Company is not aware of any existing legislative action that it currently expects to have a material adverse effect on the Company.

(d)    Financial information about foreign and domestic operations and
       ---------------------------------------------------------------
       export sales
       ------------
Reference is made to Part IV, Item 14, Note 21 of Notes to Consolidated Financial Statements.

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

In addition to the positions with Envirodyne held by the persons specified below for the periods indicated, Messrs. Gustafson and Schuster have served as executive officers of Emerald, since May 1989.

Name, Age and Office                        Business Experience
--------------------------                  ----------------------------------------------
F. Edward Gustafson, 55,                    Mr. Gustafson has been Chairman of the Board,
Chairman of the Board,                      President and Chief Executive Officer of the Company
President and Chief Executive Officer       since March 1996 and a director of the Company since
                                            December 1993. From May 1989 to March 1996 Mr.
                                            Gustafson served as Executive Vice President and Chief
                                            Operating Officer of the Company. Mr. Gustafson was
                                            President of Viskase from February 1990 to August 1994.
                                            Mr. Gustafson has also served as Executive Vice President
                                            and Chief Operating Officer of D.P. Kelly and
                                            Associates, L.P. (DPK) since November 1988.

Gordon S. Donovan, 43,                      Mr. Donovan has been Chief Financial Officer of
Vice President, Chief Financial Officer,    the Company since January 1997. Mr. Donovan has
Treasurer and Assistant Secretary           served as Treasurer and Assistant Secretary since
                                            November 1989 and Vice President since May 1995.

Stephen M. Schuster, 40,                    Mr. Schuster has been Vice President, Secretary
Vice President, Secretary                   and General Counsel of the Company since May 1989.
and General Counsel                         Mr. Schuster has also served as Vice President and
                                            General Counsel of DPK since January 1989.

ITEM 2.  PROPERTIES
         ----------

VISKASE FACILITIES

   LOCATION                   SQUARE FEET          PRIMARY USE
---------------             ---------------   --------------------
Manufacturing Facilities

  Aurora, Ohio                   73,000       PVC film production
  Barceloneta, Puerto Rico      156,000       Idle plant facilities
                                                held for sale
  Beauvais, France (a)          235,000       Casings production and
                                                finishing
  Centerville, Iowa             223,000       Specialty films production
                                                and finishing
  Chicago, Illinois             991,000       Casings production,
                                                administration and
                                                research
  Guarulhos, Brazil              81,000       Specialty films production
                                                and casings finishing
  Kentland, Indiana             125,000       Casings finishing
  Lindsay, Ontario, Canada      166,000       Casings finishing and
                                                specialty
                                                films finishing
  Loudon, Tennessee             250,000       Casings production
  Nuevo Laredo, Mexico (a)       22,000       Casings finishing
  Osceola, Arkansas             223,000       Casings production and
                                                finishing
  Pauls Valley, Oklahoma        110,000       Casings finishing,
                                                specialty films
                                                production and finishing
  Sedgefield, England            87,000       PVC and OPP conversion
  Swansea, Wales (Great Britain) 77,000       Specialty films production
                                                and finishing
  Swansea, Wales (a)             28,000       Administrative facilities
  Thaon, France                 239,000       Casings production and
                                                finishing


Service Centers - Domestic

  Atlanta, Georgia (a)
  Bensalem, Pennsylvania
  Chicago, Illinois
  Pauls Valley, Oklahoma

Service Centers - Foreign

  Brisbane, Australia (a)
  Guarulhos, Brazil
  Milan, Italy
  Pulheim, Germany (a)
  Nuevo Laredo, Mexico (a)
  Moscow, Russia (a)
Headquarters

  Worldwide: Chicago, Illinois
  Europe: Paris, France (a)


(a) Leased. All other properties are owned by the respective company or its subsidiaries.
CLEAR SHIELD FACILITIES

   LOCATION                   SQUARE FEET         PRIMARY USE
----------------------      ---------------   -----------------------
  Leominster, Massachusetts    135,000         Cutlery, straws and
                                                 combination kits
  Shreveport, Louisiana        148,000         Cutlery, straws and
                                                 combination kits
  Wheeling, Illinois
     (two plants)              260,000         Cutlery, straws and
                                                 combination kits;
Headquarters

SANDUSKY FACILITIES

   LOCATION                 SQUARE FEET            PRIMARY USE
----------------------    ---------------       -----------------------
  Sandusky, Ohio              195,000           Thermoforming and
                                                  headquarters
  Sandusky, Ohio               31,000           Warehouse
  Sandusky, Ohio (a)           97,000           Warehouse
  Sandusky, Ohio (a)           90,000           Injection molding
                                                  and warehouse



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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Viskase Jury Award

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC was infringing on various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. On November 8, 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. On December 5, 1996, ANC posted a supersedeas bond in the amount of $108 million and the Court entered an order staying Viskase's enforcement of the judgment. The Court also entered an order permanently enjoining ANC from making or selling infringing products after December 23, 1996.

The judgment is not final and the parties are presently engaged in the post-judgment motion phase of the case. ANC has filed motions to reduce the damage award by at least $75 million or alternatively, grant ANC a new trial. Viskase is seeking a determination that the case be deemed "exceptional" and that the award be increased by approximately $46 million which includes compensatory damages for ANC's infringement during the period of October 1, 1996 through December 23, 1996 and additional damages for prejudgment interest, attorneys' fees and related expenses. Due to ANC's willful infringement of the patents, Viskase has asked the court to treble the compensatory award. These motions are all pending before the Court and rulings are expected in the second quarter 1997. Meanwhile post-judgment interest is accruing on the $102.4 million award from November 8, 1996 at an annual rate of 5.49%. The Company expects ANC to vigorously contest the award and to appeal any final judgment. The award and any pending claims for additional damages have not been recorded in the Company's financial statements.

Indemnification Claims

Litigation is pending with respect to events arising out of the Envirodyne bankruptcy case and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne.

In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc,
   ----------------------------------------------------------------
Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly,
--------------------------------------------------------------------
Charles K. Bobrinskoy, James L. Massey, William Rifkind and Michael
-------------------------------------------------------------------
Zimmerman, Case No. 93 A 1616, United States Bankruptcy Court for the
---------
Northern District of Illinois, Eastern Division, ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization (ARTRA I). In ARTRA Group Incorporated v. Salomon
                        -------      -----------------------------------
Brothers Holding Company Inc, Salomon Brothers Inc, D.P. Kelly &
----------------------------------------------------------------
Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy and Michael
--------------------------------------------------------------------
Zimmerman, Case No. 93 L 2198, Circuit Court of the Eighteenth Judicial
---------
Circuit, DuPage County, Illinois, ARTRA alleges breach of fiduciary duty, fraudulent and negligent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald (ARTRA
                                                                  -----
II). The plaintiff seeks damages in the total amount of $136.2 million
--
plus interest and punitive damages of $408.6 million. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Upon a motion of the defendants, the Bankruptcy Court dismissed ARTRA's claims in ARTRA I.
                                                             -------
ARTRA appealed to the U.S. District Court and on October 31, 1996, the U.S. District Court affirmed the Bankruptcy Court's decision. ARTRA has appealed to the U.S. Court of Appeals for the Seventh Circuit. All briefs have been filed and the parties are awaiting oral argument.

Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in ARTRA I.
                                                                -------
Although the Company is not a party to either case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if adjudicated in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability or prove damages. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.

Other

Since early 1993, the Antitrust Division of the United States Department of Justice has been investigating the disposable plastic cutlery industry. This investigation has resulted in the indictment and conviction of certain companies and individuals in the industry. Some indictments and criminal trials are pending. Although the United States Department of Justice has advised a former officer and an existing employee of Clear Shield National that they are targets of the investigation, neither person has been indicted. Clear Shield National is cooperating fully with the investigation.

In February 1996 Clear Shield National and three other plastic cutlery manufacturers were named as defendants in the following three civil complaints: Eisenberg Brothers, Inc., on behalf of itself and all others
            ------------------------------------------------------------
similarly situated, v. Amcel Corp., Clear Shield National, Inc.,
--------------------------------------------------------------
Dispoz-O Plastics Corp. and Benchmark Holdings, Inc. t/a Winkler
----------------------------------------------------------------
Products, Civil Action No. 96-728, United States District Court for the
--------
Eastern District of Pennsylvania; St. Cloud Restaurant Supply Company v.
                                  -------------------------------------
Amcel Corp., Clear Shield National, Inc., Dispoz-O Plastics Corp. and
---------------------------------------------------------------------
Benchmark Holdings, Inc. t/a Winkler Products, Case No. 96C 0777,
---------------------------------------------
United States District Court for the Northern District of Illinois, Eastern Division; and Servall Products, Inc., on behalf of itself and
                      -----------------------------------------------
all others similarly situated, v. Amcel Corporation, Clear Shield
-----------------------------------------------------------------
National, Inc., Dispoz-O Plastics Corporation and Benchmark Holdings,
--------------------------------------------------------------------
Inc. t/a Winkler Products, Civil Action No. 96-1116, United States
-------------------------
District Court for the Eastern District of Pennsylvania. Each of the complaints alleges, among other things, that from October 1990 through April 1992 the defendants unlawfully conspired to fix the prices at which plastic cutlery would be sold. The Company has informed the plaintiffs that such claims as they relate to Clear Shield were discharged by the order of the Bankruptcy Court and Plan of Reorganization and that the plaintiffs are permanently enjoined from pursuing legal action to collect discharged claims.

On February 27, 1996, the plaintiff in the St. Cloud case voluntarily
                                           ---------
dismissed the action without prejudice and refiled its action in the United States District Court for the Eastern District of Pennsylvania but did not name Clear Shield National as a defendant. On March 14, 1996, Eisenberg Brothers Inc., St. Cloud and Servall filed a motion in Clear Shield National's Bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division contending that the Bankruptcy Court's order did not discharge the plaintiff's claim. On March 19, 1997, the Bankruptcy Court denied their motion and granted the Company's cross motion for summary judgment. The time period for appeal by Eisenberg Brothers, Inc. et al. has not passed.

For a description of certain environmental matters affecting the Company, refer to Part I, Item 1, "Environmental Regulations."

The Company and its subsidiaries are involved in various other legal proceedings arising out of its business, none of which is expected to have a material adverse effect upon its business or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
Not applicable.
                               PART II
                               -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -------------------------------------------------------------
         MATTERS
         -------
(a)  Market Information. Envirodyne's Common Stock is traded in the
     ------------------
over-the-counter market on the Nasdaq SmallCap Market. The high and low closing bid prices of the Common Stock during 1996 and 1995 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.


1996    First Quarter  Second Quarter  Third Quarter  Fourth Quarter
------  -------------  --------------  -------------  --------------
High       $3.63            $4.75          $4.75          $5.88
Low         2.88             3.25           3.50           3.88


1995    First Quarter  Second Quarter  Third Quarter  Fourth Quarter
------  -------------  --------------  -------------  --------------
High       $4.88            $4.75          $4.88          $4.63
Low         3.50             3.75           4.13           2.88



(b)  Holders. As of March 14, 1997, there were approximately 243 holders
     -------
of record of Envirodyne's Common Stock.

(c)  Dividends. Envirodyne has never paid a cash dividend on shares of
     ---------
its Common Stock. The payment of dividends is restricted by the terms of various financing agreements to which the Company is a party. The
Company has no present intention of paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                    Post-consummation                          Pre-consummation
                                      -----------------------------------------------    -----------------------------
                                       December           December         January 1      January 1         December
                                      29, 1995 to        30, 1994 to           to            to           27, 1991 to
                                        December          December         December       December         December
                                        26, 1996          28, 1995         29, 1994       31, 1993         31, 1992 (1)
                                      -----------        -----------      -----------     ---------       -------------
                                                        (in thousands, except for per  share amounts)

Net sales                               $651,356          $650,212         $599,029        $587,385      $  575,705
(Loss) before extra-
  ordinary loss (2)(3)                   (13,682)          (17,323)          (3,612)        (98,195)        (36,996)

Income (loss) including extra-
  ordinary loss (4)(5)                   (13,682)          (21,519)          (3,612)         85,589         (36,996)

Per share (loss)
  before extraordinary
  loss (2)(3)                               (.96)            (1.28)            (.27)       (306,859)       (115,613)
Per share income (loss)
  including extraordinary
  loss (4)(5)                               (.96)            (1.59)            (.27)        267,466        (115,613)

Cash and equivalents                      41,794            30,325            7,289           7,743          14,062
Working capital (6)                      107,706           121,725           91,727          82,440        (736,643)
Total assets                             873,747           899,567          896,636         867,680       1,026,962

Debt obligations:
  Short-term debt (7)                     11,291            12,504           25,798          15,610          40,365
  Long-term debt reclassified
    as current                                                                                              758,300
  Long-term debt                         521,179           530,181          489,358         482,379          12,524
Stockholders' equity (deficit)           103,645           117,096          135,349         135,000         (83,545)
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

(5)      Includes an extraordinary loss on debt extinguishment in 1995.

(6) Includes $758,300 of long-term debt reclassified as current at December 31, 1992.

(7)      Includes current portion of long-term debt.
/TABLE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------
The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                           December 29,        December 30          January 1
                                             1995 to             1994 to                to
                                           December 26,        December 28,        December 29,
                                               1996                1995                1994
                                           ------------        ------------        ------------
                                                            (in thousands)
Net sales:
   Food packaging products                   $572,653            $574,266             $530,179
   Disposable foodservice supplies             78,865              76,138               68,996
   Other and eliminations                        (162)               (192)                (146)
                                             --------            --------             --------
                                             $651,356            $650,212             $599,029
                                             ========            ========             ========
Operating income:

   Food packaging products                   $ 37,310            $ 39,183             $ 48,145
   Disposable foodservice supplies              7,342               4,959                6,514
   Other and eliminations                      (4,962)             (6,007)              (5,982)
                                             --------            --------             --------
                                             $ 39,690            $ 38,135             $ 48,677
                                             ========            ========             ========
Depreciation and amortization under
   capital lease and amortization of
   intangibles expense:
   Food packaging products                   $ 53,413            $ 51,404             $ 47,207
   Disposable foodservice supplies              4,949               4,581                4,125
   Corporate and other                             58                  76                   55
                                             --------            --------             --------
                                             $ 58,420            $ 56,061             $ 51,387
                                             ========            ========             ========
Capital expenditures:
   Food packaging products                   $ 32,934            $ 30,744             $ 28,534
   Disposable foodservice supplies              4,135               3,687                4,012
   Corporate and other                              4                  34                   20
                                             --------            --------             --------
                                             $ 37,073            $ 34,465             $ 32,566
                                             ========            ========             ========

Results of Operations
---------------------
The Company's 1996 net sales were $651.4 million, which represented a slight increase over the prior year's sales of $650.2 million.

Net sales in 1996 for Viskase decreased by .5% from the prior year. The benefits of stronger world-wide volumes were offset by lower pricing due to competitive pressures in both the domestic and European markets as well as lower casing volumes in the United States.

Viscofan, S.A., a Spanish small diameter casing producer entered the United States market in November 1994. The Company and its domestic competitors have experienced significant volume loss to Viscofan; management believes that Viskase will experience further pricing pressures as a result of Viscofan's presence in the domestic market. Viskase's management is aware of other smaller competitors which from time to time attempt penetrating the casing market. In 1997 it is expected that at least two of these will pursue such efforts. Although the Company does not expect to experience significant volume loss to these competitors, management believes that additional pricing pressures will result.

The British beef industry continues to be affected by concerns over bovine spongiform encephalopathy (BSE), or mad cow disease. While certain of our product lines in Europe are sold to customers in affected industries, Viskase's results have not been significantly impacted, nor does management expect any significant impact in the future.

Sandusky's sales increased by 2.4% due to an increase in vending and promotional cup sales. Dairy and deli container sales declined by 7.6%. Although the Company had expanded its injection molding capacity in recent years, competitive pressures coupled with the softness in the dairy industry resulted in management's decision to cease its injection molding operations and transfer most of the production assets to the Clear Shield operations.

Clear Shield's net sales increased by 3.6% over the prior year primarily due to volume increases from new business. Retail sales were particularly strong. These increases more than offset volume loss from softness in the quick serve restaurant market segment.

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

Net sales in 1995 for Sandusky declined by 15% due to an 11% reduction in dairy and deli container sales combined with the loss of Scott Paper Company's premoistened baby wipe container business. The loss in container sales is primarily attributed to a shift in demand from thermoformed to injection molded containers.

Clear Shield's net sales in 1995 increased by 10.4% primarily due to selling price increases along with an increase in the retail product group sales volume.

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

Operating income for 1996 was $39.7 million, which represented an increase of $1.6 million from the prior year. Operating income in 1996 reflected lower selling, general and administrative expenses resulting primarily from lower research and development costs and certain cost-cutting measures which resulted in lower domestic selling, general and administrative expenses. The slight decline in gross margins in 1996 was due to continued lower pricing resulting from competitive pressures across most product lines in both domestic and foreign markets, offset by the benefit of shifts in European product mix towards the higher margin product lines. Operating income for 1995 was $38.1 million, which represented a decline of $10.5 million from the prior year. Operating income in 1994 benefitted from a net $8.7 million settlement of a patent infringement suit. The decline in gross margins in 1995 was due to price competition in domestic and foreign markets, lower casing volumes, continued effect of resin price increases through the third quarter of 1995, primarily at Clear Shield and Sandusky, and loss of dairy and deli container and baby wipe container volume. Operating income in 1995 reflected increased selling, general and administrative expenses result-ing from strategic expansion in foreign markets including Europe, Latin America and Australia, partially offset by lower research and development costs and the consolidation of Sandusky's manufacturing operations.

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

On November 8, 1996, a jury awarded $102.4 million in damages to Viskase Corporation in its patent infringement lawsuit against ANC. Viskase brought suit against ANC. with respect to its infringement of various Viskase patents relating to multilayer barrier plastic films used for fresh red meat, processed meat and poultry product applications. The jury found that ANC had willfully infringed Viskase's patents. Envirodyne expects ANC to appeal the award. This award has not been recorded in the Company's financial statements. (Refer to Part I, Item 3, Legal Proceedings - Viskase Jury Award.)

Net interest expense for 1996 totaled $57.0 million, which represented an increase of $.3 million from 1995. The increase is attributable to borrowings at higher interest rates, which more than offset the effect of lower borrowing levels.

Other expense of $(3.0) million and $(1.7) million in 1996 and 1995, respectively, includes a $(2.0) million charge in 1996 for the termination of the management agreement with D.P. Kelly & Associates, L.P. and net foreign currency translation gains (losses) of $.7 and $(.1) million, respectively.

The 1995 extraordinary loss represents the write-off of unamortized financing fees related to the Company's senior secured bank facility that was refinanced by a private placement. The extraordinary loss of $4.2 million is net of a tax benefit of $2.6 million. (Refer to Part IV, Item 14, Note 9 of Notes to Consolidated Financial Statements.)

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

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value acounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro forma net income and earnings per share under the new method. The Company has not adopted fair value accounting, and, accordingly, no compensation cost has been recognized for employee stock-based compensation. The Company has complied with the disclosure requirements of SFAS 123.

The 1996 and 1995 tax benefits consisted of the benefits of United States losses partially offset by the provision related to income from foreign subsidiaries. The 1994 tax provisions consisted of the provisions on income from the United States and foreign subsidiaries. A benefit of $6.7 million and $2.9 million, respectively, was provided on
(loss) before income taxes and extraordinary items of $(20.4) million and $(20.2) million, respectively, for 1996 and 1995. Domestic cash income taxes paid in 1996, 1995 and 1994 were $438 thousand, $640 thousand and $1.5 million, respectively. Foreign cash income taxes paid in 1996, 1995 and 1994 were $1.2 million, $4.3 million and $3.5 million, respectively. The United States tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.


Liquidity and Capital Resources
-------------------------------
Cash and equivalents increased by $11.5 million during the fiscal year ended December 26, 1996. Cash flows provided by operating activities of $56.3 million exceeded cash flows used in investing activities of $34.7 million and cash flows used in financing activities of $9.5 million. Cash flows provided by operating activities were principally attributable to the effect of depreciation and amortization and a decrease in operating assets and liabilities offset by the Company's loss from operations. The principal factors contributing to the decrease in operating assets and liabilities were the Company's program to manage and reduce receivable and inventory levels and an increase in accrued liabilities, specifically compensation and employee benefits and taxes payable. Cash flows used by financing activities were principally attributable to the repayment of Viskase's capital lease obligation and Viskase Limited's term loan. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment.

The Company finances its working capital needs using internally generated cash from operations and can also borrow under its $20 million domestic revolving credit facility (Revolving Credit Facility). The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limita-tions measured by accounts receivable and inventory of the Company and to reserves that may be established in the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at December 26, 1996.

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

Capital expenditures for fiscal 1996 and 1995 totaled $37.1 million and $34.5 million, respectively. Capital expenditures for 1997 are expected to be approximately $45 million and in future years $40 million.

The Company acquired the minority shareholder's interest in Viskase's Brazilian subsidiary for $4.2 million during the first quarter of 1994.

The Company has spent approximately $7 million to $17 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years. The 1997 research and development and product introduction expenses are expected to be in the $8 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.

The Company and its subsidiaries are taking actions to provide that their computer systems are capable of processing for the periods the year 2000 and beyond. The costs associated with this are not expected to significantly affect operating cash flow.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
Financial statements and supplementary financial information meeting the requirements of Regulation S-X are listed in the index to financial statements and schedules, as included under Part IV, Item 14 of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
There were no disagreements on accounting and financial disclosure required to be disclosed under this Item.
                             PART III
                             --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------
The information required by this Item is set forth in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (Proxy Statement) in the section entitled "Election of Directors," the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and in the third paragraph of the section entitled "Certain Relationships and Related Transactions," and is incorporated herein by reference to the Proxy Statement. For information regarding executive officers of the Company, see the information set forth under "Executive Officers of the Registrant" in
Part I of this report.


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
The information required by this Item is set forth in the Proxy
Statement in the section entitled "Security Ownership" and is incorporated herein by reference to the Proxy Statement.


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

                                PART IV
                                -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
          FORM 8-K
          --------
(a) 1.    Financial statements:                                    PAGE
          --------------------                                     ----
          Report of independent accountants                         28

          Consolidated balance sheets, December 26, 1996 and
            December 28, 1995                                       29

          Consolidated statements of operations,
            for December 29, 1995 to December 26, 1996;
            December 30, 1994 to December 28, 1995;
            and January 1 to December 29, 1994;                     30

          Consolidated statements of stockholders'
            equity (deficit), for December 29, 1995
            to December 26, 1996; December 30, 1994 to
            December 28, 1995 and January 1 to December 29, 1994;   31

          Consolidated statements of cash flows,
            for December 29, 1995 to December 26, 1996;
            December 30, 1994 to December 28, 1995;
            and January 1 to December 29, 1994;                     32

          Notes to consolidated financial statements                33


(a) 2.  Financial statement schedules for the periods December 29, 1995
        ---------------------------------------------------------------
        to December 26, 1996; December 30, 1994 to December 28, 1995;
        ------------------------------------------------------------
        and January 1 to December 29, 1994:
        ----------------------------------
        II   Valuation and qualifying accounts                      80




Schedules other than those listed are omitted because they are not required, are not applicable, or because equivalent information has been included in the financial statements and notes thereto or elsewhere herein.

(b)   Reports on Form 8-K.
      --------------------
      None.


(c) Exhibits:
    --------
Exhibit No         Description of Exhibits                     Page
---------------------------------------------------------------------

    2.1   Debtors First Amended Joint Plan of Reorganization
          as Twice Modified dated December 15, 1993 of Envirodyne Industries, Inc. and certain of its subsidiaries (incorporated herein by reference to Exhibit 2 to Form 8-K filed January 19, 1994 of Envirodyne Industries,
          Inc.)                                                  *

    3.1 Amended and Restated Certificate of Incorporation of Envirodyne Industries, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed January 19,
          1994, of Envirodyne Industries, Inc.).                 *

    3.2   Amended and Restated By-Laws of Envirodyne Industries,
          Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed March 20, 1997 of Envirodyne
          Industries, Inc.).                                     *

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

    4.12 Rights Agreement, dated as of June 26, 1996, between Envirodyne Industries, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated herein by reference
          to Exhibit 4.1 of Form 8-K dated June 26, 1996).       *

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

   10.7   Envirodyne Industries, Inc. Non-Employee Directors'
          Compensation Plan (incorporated herein by reference to
          Appendix B of Envirodyne Industries, Inc.'s Proxy
          Statement for its 1996 Annual Meeting of
          Stockholders).+                                        *

   10.8 Envirodyne Industries, Inc. 1993 Stock Option Plan, as amended and restated through March 27, 1996 (incorporated herein by reference to Appendix A of Envirodyne Industries, Inc.'s Proxy Statement for its 1996 Annual
          Meeting of Stockholders). +                            *

   10.9   Envirodyne Industries, Inc. Corporate Office Management
          Incentive Plan for Fiscal Year 1996. +                 **

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

   10.20  Employment Agreement, dated March 27, 1996, between
          Envirodyne Industries, Inc. and F. Edward Gustafson.+  **

   10.21  Envirodyne Industries, Inc. Corporate Office Severance Pay
          Policy. +                                              **

   11.1   Statement re computation of per share earnings.        **

   21.1   Subsidiaries of the registrant.                        **

   23.1   Consent of Independent Accountants.                    **

*  Previously filed, incorporated by reference.
+  Management contract or compensatory plan or arrangement.
** Filed herewith.

(d)   Financial statement schedules required by Regulation S-X.
      ---------------------------------------------------------
      Index to financial statements of Viskase Holding
      Corporation and subsidiaries.                              63

                       SIGNATURES
                       ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENVIRODYNE INDUSTRIES, INC.
                             ----------------------------
                             (Registrant)


                       By:   /s/
                             ----------------------------------------
                             F. Edward Gustafson
                             Chairman, Chief Executive
                               Officer and President


                       By:   /s/
                             ----------------------------------------
                             Gordon S. Donovan
                             Vice President, Chief Financial
                               Officer and Treasurer


Date:   March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of March 1997.



/s/                                   /s/
---------------------------------     --------------------------------
F. Edward Gustafson                   Gordon S. Donovan
Chairman of the Board, Chief          Vice President, Chief Financial
Executive Officer and President       Officer and Treasurer (Principal
(Principal Executive Officer)         Financial and Accounting Officer)


/s/                                   /s/
---------------------------------     --------------------------------
Robert N. Dangremond (Director)       Michael E. Heisley (Director)


/s/                                   /s/
---------------------------------     --------------------------------
Avram A. Glazer (Director)            Gregory R. Page (Director)


/s/                                   /s/
---------------------------------     --------------------------------
Malcolm I. Glazer (Director)          Mark D. Senkpiel (Director)

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirodyne Industries, Inc. and Subsidiaries as of December 26, 1996 and December 28, 1995, and the consolidated results of their operations and their cash flows for the period December 29, 1995 to December 26, 1996, December 30, 1994 to December 28, 1995 and January 1 to December 29, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion the schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.

Chicago, Illinois
March 20, 1997

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS


                                                      December 26,         December 28,
                                                          1996                 1995
                                                     --------------       ---------------
                                                                 (in thousands)
ASSETS
   Current assets:
      Cash and equivalents                               $ 41,794            $ 30,325
      Receivables, net                                     79,174              89,454
      Inventories                                          95,012              99,474
      Other current assets                                 22,141              21,646
                                                         --------            --------
          Total current assets                            238,121             240,899

   Property, plant and equipment,
      including those under capital leases                578,704             545,491
      Less accumulated depreciation
        and amortization                                  116,896              75,987
                                                         --------            --------
      Property, plant and equipment, net                  461,808             469,504

   Deferred financing costs                                 5,902               8,090
   Other assets                                            42,809              45,589
   Excess reorganization value                            125,107             135,485
                                                         --------            --------
                                                         $873,747            $899,567
                                                         ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Short-term debt including current portion
        of long-term debt and obligations
        under capital leases                             $ 11,291            $ 12,504
      Accounts payable                                     37,015              39,117
      Accrued liabilities                                  82,109              67,553
                                                         --------            --------
          Total current liabilities                       130,415             119,174

          Long-term debt including obligations
      under capital leases                                521,179             530,181

   Accrued employee benefits                               53,697              55,626
   Deferred and noncurrent income taxes                    64,811              77,490

   Commitments and contingencies

   Stockholders' equity:
      Preferred stock, $.01 par value;
        none outstanding
      Common stock, $.01 par value;
        14,545,107 shares issued and
        outstanding at December 26, 1996 and
        13,579,460 shares at December 28, 1995                145                 136
      Paid in capital                                     135,100             134,864
      Accumulated (deficit)                               (38,813)            (25,131)
      Cumulative foreign currency
        translation adjustments                             7,305               7,227
      Unearned restricted stock issued
        for future service                                    (92)
                                                         --------            --------
          Total stockholders' equity                      103,645             117,096
                                                         --------            --------
                                                         $873,747            $899,567
                                                         ========            ========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     52 weeks             52 weeks               52 weeks
                                                    December 29,         December 30,           January 1,
                                                      1995 to              1994, to                to
                                                    December 26,         December 28,          December 29,
                                                       1996                  1995                 1994
                                                   --------------       --------------        -------------
                                                         (in thousands, except for number of shares
                                                                   and per share amounts)
NET SALES                                            $651,356              $650,212             $599,029
  Patent infringement settlement income                                                            9,457

COSTS AND EXPENSES
  Cost of sales                                       488,244               485,048              435,760
  Selling, general and administrative                 107,088               111,230              108,437
  Amortization of intangibles and
    excess reorganization value                        16,334                15,799               15,612
                                                     --------              --------             --------
OPERATING INCOME                                       39,690                38,135               48,677

  Interest income                                       1,568                   670                  307
  Interest expense                                     58,565                57,336               49,514
  Other expense (income), net                           3,075                 1,710               (1,668)
  Minority interest in loss of subsidiary                                                             50
                                                     --------              --------             --------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                              (20,382)              (20,241)               1,188

  Income tax provision (benefit)                       (6,700)               (2,918)               4,800
                                                     --------              --------             --------
(LOSS) BEFORE EXTRAORDINARY ITEM                      (13,682)              (17,323)              (3,612)

  Extraordinary (loss), net of tax                                           (4,196)
                                                     --------              --------             --------
NET (LOSS)                                           $(13,682)             $(21,519)            $ (3,612)
                                                     ========              ========             ========

WEIGHTED AVERAGE COMMON SHARES                     14,325,595            13,516,771           13,500,703
                                                   ==========            ==========           ==========

PER SHARE AMOUNTS:
(LOSS) BEFORE EXTRAORDINARY ITEM                        $(.96)               $(1.28)               $(.27)
                                                        =====                ======                =====
NET (LOSS)                                              $(.96)               $(1.59)               $(.27)
                                                        =====                ======                =====

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      Cumulative       Unearned
                                                                        Foreign       Restricted       Total
                                                                      Currency          Stock      Stockholders'
                                Common      Paid in    Accumulated    Translation     Issued For      Equity
                                Stock       Capital     (Deficit)     Adjustments   Future Service  (Deficit)
                                ------      --------   -----------   -------------  -------------- ------------
                                                      (in thousands)
Balance December 31, 1993        $135       $134,865                                                $135,000
Net (loss)                                              $ (3,612)                                     (3,612)
Translation adjustments                                                   $3,961                       3,961
                                 ----       --------    --------          ------          ----      --------
Balance December 29, 1994         135        134,865      (3,612)          3,961                     135,349
Net (loss)                                               (21,519)                                    (21,519)
Issuance of Common Stock            1             (1)
Translation adjustments                                                    3,266                       3,266
                                 ----       --------    --------          ------          ----      --------
Balance December 28, 1995        $136       $134,864    $(25,131)         $7,227                    $117,096
Net (loss)                                               (13,682)                                    (13,682)
Issuance of Common Stock            9            236                                      $(92)          153
Translation Adjustment                                                        78                          78
                                 ----       --------    --------          ------          ----      --------
Balance December 26, 1996        $145       $135,100    $(38,813)         $7,305          $(92)     $103,645
                                 ====       ========    ========          ======          ====      ========

The accompanying notes are an integral part of the consolidated financial statements.

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     52 weeks             52 weeks               52 weeks
                                                    December 29,         December 30,           January 1,
                                                      1995 to              1994, to                to
                                                    December 26,         December 28,          December 29,
                                                       1996                  1995                 1994
                                                   --------------       --------------        -------------
                                                                       (in thousands)
Cash flows from operating activities:
  (Loss) before extraordinary item                     $(13,682)            $(17,323)            $ (3,612)
  Extraordinary (loss)                                                        (4,196)
                                                       --------             --------             --------
  Net (loss)                                            (13,682)             (21,519)              (3,612)
  Adjustments to reconcile net (loss) to net cash
    provided by operating activities:
    Depreciation and amortization under
      capital leases                                     42,086               40,262               35,775
    Amortization of intangibles and
      excess reorganization value                        16,334               15,799               15,612
    Amortization of deferred financing fees
      and discount                                        2,272                2,196                1,569
    Decrease in deferred and noncurrent income taxes    (11,065)              (6,450)                 (52)
    Loss on debt extinguishment                                                6,778
    Foreign currency transaction gain                      (810)              (1,233)              (3,465)
    Loss (gain) on sales of property,
      plant and equipment                                   165                   73                   (9)

    Changes in operating assets and liabilities:
      Accounts receivable                                10,180                 (839)             (11,257)
      Inventories                                         4,383               12,741              (10,548)
      Other current assets                                 (788)              (1,837)              (1,607)
      Accounts payable and accrued liabilities           12,463               (1,670)               3,774
      Other                                              (5,214)              (5,334)              (2,894)
                                                       --------             --------             --------

    Total adjustments                                    70,006               60,486               26,898
                                                       --------             --------             --------
      Total net cash provided by operating activities    56,324               38,967               23,286

Cash flows from investing activities:
  Capital expenditures                                  (37,073)             (34,465)             (32,566)
  Proceeds from sale of property, plant and equipment     2,356                   86                  359
  Purchase of minority interest in subsidiary                                                      (4,200)
                                                       --------             --------             --------
      Net cash (used in) investing activities           (34,717)             (34,379)             (36,407)

Cash flows from financing activities:
  Issuance of common stock                                  153
  Proceeds from revolving loan
    and long-term borrowings                              2,186              207,922               37,668
  Deferred financing costs                                 (142)              (7,887)              (1,608)
  Repayment of revolving loan, long-term borrowings
    and capital lease obligations                       (11,705)            (181,375)             (22,617)
                                                       --------             --------             --------
      Net cash provided by (used in)
        financing activities                             (9,508)              18,660               13,443

Effect of currency exchange rate changes on cash           (630)                (212)                (776)
                                                       --------             --------             --------
Net increase (decrease) in cash and equivalents          11,469               23,036                 (454)
Cash and equivalents at beginning of period              30,325                7,289                7,743
                                                       --------             --------             --------
Cash and equivalents at end of period                   $41,794              $30,325             $  7,289

--------------------------------------------------------------------------------------------------------------------


Supplemental cash flow information and noncash investing and financing activities:

  Interest paid                                         $55,798              $55,030             $ 43,484
  Income taxes paid                                     $ 1,647              $ 4,895             $  5,058
  Capital lease obligations (machinery and equipment)   $ 2,186              $ 2,081
  Issuance of common stock for directors' compensation
    and employee stock grant                            $   153

The accompanying notes are an integral part of the consolidated financial statements.

                ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CHAPTER 11 REORGANIZATION PROCEEDINGS (dollars in thousands)

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne Industries, Inc. under Chapter 11 of the United States Bankruptcy Code. On January 7, 1993 Viskase Corporation, Viskase Sales Corporation, Viskase Holding Corporation, Clear Shield National, Inc., Sandusky Plastics of Delaware, Inc., Sandusky Plastics, Inc. and Envirodyne Finance Company each filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). On December 17, 1993, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (Plan of Reorganization) with respect to Envirodyne Industries, Inc. (Envirodyne) and certain of its subsidiaries. The Plan of Reorganization was consummated and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993 (Effective Date). For accounting purposes, the Plan of Reorganization was deemed to be effective as of December 31, 1993.


2.  NATURE OF BUSINESS

Envirodyne manufactures food packaging products and foodservice supplies through three primary operating subsidiaries - Viskase, Sandusky and Clear Shield. The operations of these subsidiaries are primarily in North and South America and Europe. Viskase is a leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses. The Company is also a leading domestic and international manufacturer of plasticized polyvinyl chloride (PVC) films, primarily for use in packaging food items. Through Sandusky, the Company is a producer of thermoformed plastic containers, used in the packaging of cultured dairy and delicatessen products, and of horticultural trays and inserts. Finally, through Clear Shield, the Company is a major domestic producer of disposable plastic cutlery, drinking straws, custom dining kits and related products.

International Operations

Viskase has seven manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Sedgefield, England (Great Britain); Swansea, Wales (Great Britain); Guarulhos, Brazil and Nuevo Laredo, Mexico.

The aggregate of domestic exports and net sales of foreign operations represents approximately 58% of Viskase's total net sales.

International sales and operations may be subject to various risks including, but not limited to, possible unfavorable exchange rate fluc-tuations, political instability, governmental regulations (including import and export controls), restrictions on currency repatriation, embargoes, labor relations laws and the possibility of governmental expropriation. Viskase's foreign operations generally are subject to taxes on the repatriation of funds.

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

Sales and Distribution

Viskase sells its products in virtually every country in the world with principal markets in North America, Europe, Latin America and Asia Pacific. In the United States, Viskase has a staff of technical sales teams responsible for sales to fresh meat, processed meat and poultry producers. Approximately 50 distributors market Viskase products to customers in Europe, Africa, Asia, and Latin America. Its products are marketed through its own subsidiaries in the United Kingdom, Germany, France, Italy, Russia, Brazil, Mexico, Australia and Argentina.

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

In the United States, Viskase operates casings service centers in Atlanta, Georgia, and Bensalem, Pennsylvania, as well as service centers within the Chicago, Illinois, and Pauls Valley, Oklahoma, plants. In Latin America, Viskase operates service centers in Monterrey, Mexico, and within the Guarulhos, Brazil, plant. In Europe, Viskase operates casings service centers in Milan, Italy, Pulheim, Germany, and Moscow, Russia. Viskase also operates a service center through a joint venture in Brisbane, Australia. These service centers provide finishing, inventory and delivery services to Viskase customers.

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

Reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

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

(D)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $26,338 and $24,536 of short-term investments at December 26, 1996 and December 28, 1995, respectively.

(E)  Inventories

Domestic inventories are valued primarily at the lower of last-in, first-out (LIFO) cost or market. Remaining amounts, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(F)  Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees who are directly associated with the project. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations.

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

(I)  Excess reorganization value, net

Excess reorganization value is amortized on the straight-line method over 15 years. Accumulated amortization of excess reorganization value totaled $31 million and $20 million at December 26, 1996, and December 28, 1995, respectively.

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

(Q)  Stock-based compensation

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value acounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro forma net income and earnings per share under the new method. The Company has not adopted fair value accounting, and, accordingly, no compensation cost has been recognized for employee stock-based compensation. The Company has complied with the disclosure requirements of SFAS 123 (refer to Note
16).


4.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $2,051 and $3,224 at December 26, 1996, and at December 28, 1995, respectively.

Envirodyne has a broad base of customers, with no single customer accounting for more than 5% of sales.


5.  INVENTORIES (dollars in thousands)

Inventories consisted of:
                           December 26,     December 28,
                              1996              1995
                           -----------      -----------
Raw materials               $14,960           $17,150
Work in process              29,057            32,800
Finished products            50,995            49,524
                            -------           -------
                            $95,012           $99,474
                            =======           =======

Approximately 55% and 54% of the Company's inventories at December 26, 1996, and December 28, 1995, respectively, were valued at LIFO. These LIFO values exceeded current manufacturing cost by approximately $4,000 at both December 26, 1996, and December 28, 1995. Inventories were net of reserves for obsolete and slow moving inventory of $4,397 and $3,818 at December 26, 1996, and December 28, 1995, respectively.

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

The principal raw materials used by Sandusky and Clear Shield are thermoplastic resins, which are readily available from several domestic sources.


6.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                   December 26,   December 28,
                                      1996           1995
                                   -----------    -------------

Property, plant and equipment:
  Land and improvements             $ 15,644        $ 16,369
  Buildings and improvements          84,778          81,767
  Machinery and equipment            312,185         292,176
  Construction in progress            25,889          15,938
Capital leases:
  Machinery and equipment            140,208         139,241
                                    --------        --------
                                    $578,704        $545,491
                                    ========        ========

Maintenance and repairs charged to costs and expenses for 1996, 1995, and 1994 aggregated $34,887, $33,227 and $33,045, respectively.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years.


7.  OTHER ASSETS (dollars in thousands)

Other assets were comprised of:

                                  December 26,     December 28,
                                     1996              1995
                                  -----------      -----------
Patents                             $50,000          $50,000
  Less accumulated amortization      15,000           10,000
                                    --------        --------
    Patents, net                     35,000           40,000
Other                                 7,809            5,589
                                    --------        --------
                                    $42,809          $45,589
                                    ========        ========

Patents are amortized on the straight-line method over an estimated average useful life of ten years.


8.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:

                                   December 26,    December 28,
                                      1996             1995
                                   -----------     -----------

Compensation and employee benefits   $38,122         $31,997
Taxes                                 11,103           6,535
Accrued volume and sales discounts    14,959          13,218
Other                                 17,925          15,803
                                    --------        --------
                                     $82,109         $67,553
                                    ========        ========

9.  DEBT OBLIGATIONS (dollars in thousands)

On June 20, 1995, Envirodyne completed the sale of $160,000 aggregate principal amount of senior secured notes (Senior Secured Notes) to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Envirodyne used the net proceeds of the offering primarily to (i) repay the Company's $86,125 domestic term loan, (ii) repay the $68,316 of obligations under the Company's domestic and foreign revolving loans and (iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Envirodyne entered into a new $20,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Envirodyne's significant domestic subsidiaries and secured by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Envirodyne's significant domestic subsidiaries and 65% of the capital stock of Viskase Europe Limited. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens on the Collateral Pool.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), borrowing base limitations measured by accounts receivable and inventory of the Company and reserves which may be established at the discretion of the lenders. Currently, there are no drawings under the Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility was $20 million at December 26, 1996.

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

In the event the Company has Excess Cash Flow (as defined) in excess of $5,000 in any fiscal year, beginning with fiscal 1995, Envirodyne will be required to make an offer to purchase Senior Secured Notes together with any borrowed money obligations outstanding under the Revolving Credit Facility, on a pro rata basis, in an amount equal to the Excess Cash Flow at a purchase price of 100% plus any accrued interest to the date of purchase. There was no Excess Cash Flow for fiscal 1996.

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

                Year                Percentage
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

Outstanding short-term and long-term debt consisted of:

                                                 December   December
                                                 26, 1996   28, 1995
                                                 --------   --------
Short-term debt, current maturity of
  long-term debt and
  capital lease obligations:

  Current maturity of Viskase
    Capital Lease Obligation                       $ 6,633    $ 6,012
  Current maturity of Viskase
    Limited Term Loan (4.7%)                         1,876      2,033
  Other                                              2,782      4,459
                                                   -------    -------
              Total short-term debt                $11,291    $12,504
                                                   =======    =======
Long-term debt:

  12% Senior Secured Notes due 2000               $160,000   $160,000
  10.25% Senior Notes due 2001                     219,262    219,262
  Viskase Capital Lease Obligation                 134,549    141,182
  Viskase Limited Term Loan (4.7%)                   4,690      7,115
  Other                                              2,678      2,622
                                                  --------   --------
              Total long-term debt                $521,179   $530,181
                                                  ========   ========

The fair value of the Company's debt obligation (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At December 26, 1996, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligations) were $387,539 and $390,265, respectively.

The average interest rate on short-term borrowing during 1996 was 9.7%.

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

The principal terms of the sale and leaseback transaction include: (a) a 15-year basic lease term (plus selected renewals at Viskase's option);
(b) annual rent payments in advance beginning in February 1991; and
(c) a fixed price purchase option at the end of the basic 15-year term and fair market purchase options at the end of the basic term and each renewal term. Further, the Lease Documents contain covenants requiring maintenance by the Company of certain financial ratios and restricting the Company's ability to pay dividends, make payments to affiliates, make investments and incur indebtedness.
Annual rental payments under the Lease will be approximately
$19.2 million through 1997, $21.4 million in 1998 and $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4 million currently if the Company achieves and maintains certain financial ratios. As of December 26, 1996, the Company had met the required financial ratios and the letter of credit has been reduced by $4 million. The letter can be further reduced in 1997 or eliminated after 1998 if the Company achieves and maintains certain financial ratios. Envirodyne and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

The 1996 GECC lease payment of $19,227 was paid on February 28, 1997. Principal payments under the capital lease obligations for the years ended 1997 through 2001 range from approximately $7 million to $16 million.

The following is a schedule of minimum future lease payments under the capital lease obligations together with the present value of the net minimum lease payments as of December 26, 1996:

Year ending December

          1997                                  $ 19,775
          1998                                    21,812
          1999                                    23,948
          2000                                    23,948
          2001                                    23,948
          Thereafter                              94,522
                                                ========
          Net minimum lease payments             207,953
          Less: Amount representing interest     (63,022)
                                                ========
                                                $144,931
                                                ========

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                      Total
                                    ---------
       1997                         $ 10,492
       1998                           12,214
       1999                           95,479
       2000                           95,756
       2001                          235,551

10.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 26, 1996, are:

             1997                                     $2,248
             1998                                      1,338
             1999                                        641
             2000                                        141
             2001                                         69
             Total thereafter                              -
                                                      ------
             Total minimum lease payments             $4,437
                                                      ======

Total rent expense during 1996, 1995 and 1994 amounted to $5,026, $6,749, and $5,982, respectively.



11.  RETIREMENT PLANS


The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 26, 1996, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service. The Company's policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).

As of the Viskase acquisition date, the former owner assumed the liability for the accumulated benefit obligation under its plans. The effect of expected future compensation increases on benefits accrued is recorded as a liability on the Company's consolidated balance sheet.


PENSIONS -- NORTH AMERICA (dollars in thousands):

Net pension cost for the Viskase North American plans consisted of:


                                December 29, December 30,  January 1,
                                  1995 to       1994 to        to
                                December 26, December 28, December 29,
                                   1996          1995        1994
                                -----------  -----------  -----------

Service cost -- benefits earned
   during the year                 $ 3,301    $ 3,238      $ 3,662
Interest cost on projected
   benefit obligation                5,121      4,794        4,249
Actual (gain) loss on plan assets   (4,712)    (7,012)         874
Net amortization and deferral        1,061      4,086       (3,696)
                                   -------    -------      -------
Net pension cost                   $ 4,771    $ 5,106      $ 5,089
                                    ======     ======      =======

The amounts included in the consolidated balance sheet for the North American plans of Viskase were:

                                     December 26,   December 28,
                                          1996         1995
                                     -----------    -----------

Actuarial present value of
  benefit obligation:
  Vested benefits                        $48,058      $45,208
  Nonvested benefits                       4,112        4,435
                                         -------      -------
Accumulated benefit obligation            52,170       49,643
Effect of projected future
  compensation increases                  22,840       16,566
                                         -------      -------
Projected benefit obligation              75,010       66,209
Plan assets at fair value,
  primarily listed stocks and
  investment grade corporate bonds        51,896       43,190
                                         -------      -------
Amount underfunded                        23,114       23,019
Unrecognized gain                          5,975        7,578
Unrecognized prior service costs              55           63
                                         -------      -------
Accrued liability included in
  consolidated balance sheet             $29,144      $30,660
                                         =======      =======

Assumed discount rate                       7.5%         7.5%
Assumed long-term compensation factor       5.0%         4.5%
Assumed long-term return on plan assets     8.5%         8.5%

SAVINGS PLANS (dollars in thousands):

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time United States employees not covered by collective bargaining agreements. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $2,207, $2,134, and $2,109 in 1996, 1995, and 1994, respectively.

INTERNATIONAL PLANS (dollars in thousands):

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1996, 1995 and 1994 was $1,972, $1,383 and $1,043, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,204; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,569.

OTHER POSTRETIREMENT BENEFITS (dollars in thousands):

The Company provides postretirement health care and life insurance benefits to Viskase's North American employees. The Company does not fund postretirement health care and life benefits in advance, and has the right to modify these plans in the future.

Effective January 1, 1993, the company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the expected cost of these benefits must be charged to expense during the years that the employee renders service. In connection with the 1989 acquisition of the Company, an accrual of $15,000 had been recorded for the estimated postretirement benefits liability at the acquisition date. On January 1, 1993, an additional liability and transition obligation was recorded on a prospective basis for $6,500. The transaction obligation was to be amortized over 20 years. Subsequently, Fresh Start Reporting resulted in the write-off of the transition obligation and statement of the liability for postretirement health care and life insurance benefits at fair value. Net periodic postretirement benefit cost for 1996 and 1995 includes the following components:

                                                       Medical              Life                Total
                                                 -----------------  ------------------   -------------------
                                                    1996     1995      1996      1995      1996       1995
                                                 -------- --------  --------    ------   -------    --------
Components of net periodic postretirement
  benefit cost:
  Service cost -- benefits earned during
    the current year                                $515   $   413   $   163    $  162    $  678     $   575
  Interest cost -- on accumulated post-
    retirement benefit obligation                  1,404     1,182       499       472     1,903       1,654
  Amortization of unrecognized
    net loss or (net gain)                            15       (71)      (10)      (16)        5         (87)
  Amortization of prior service cost (credit)         73        (2)        5        (1)       78          (3)
                                                  ------   -------   -------    ------    ------     -------
  Net periodic benefit cost                       $2,007   $ 1,522   $   657    $  617    $2,664     $ 2,139
                                                  ======   =======   =======    ======    ======     =======
Accumulated postretirement benefit obligations:
  Retirees                                       $ 9,565   $ 6,937   $ 3,402    $2,745   $12,967     $ 9,682
  Fully eligible active participants               2,043     2,309     2,173     2,409     4,216       4,718
  Other active participants                        8,422     7,411     1,712     1,624    10,134       9,035
                                                 -------   -------   -------    ------   -------     -------
     Total                                        20,030    16,657     7,287     6,778    27,317      23,435
  Unrecognized gains or (losses)                    (322)    1,616       702       622       380       2,238
  Unrecognized prior service costs                  (616)     (109)      (45)               (661)       (109)
                                                 -------   -------   -------    ------   -------     -------
Accrued postretirement benefit cost              $19,092   $18,164   $ 7,944    $7,400   $27,036     $25,564
                                                 =======   =======   =======    ======   =======     =======

Assumed discount rate          7.50%
Assumed medical trend rate    10.50% in 1996 decreasing to 6.50% in 2004
Assumed long-term
   compensation factor         4.50%

The postretirement benefit obligation was determined by application of the terms of the various plans, together with relevant actuarial assumptions. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 26, 1996 and December 28, 1995 by $322 and $178, respectively, and the service and interest cost components for 1996 and 1995 by a total of $69 and $16, respectively.

EMPLOYEE RELATIONS

The Company generally maintains productive and amicable relationships with its 4,900 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its Canadian and European plants have unions. Employees at the Company's European plants are unionized with negotiations occurring at both local and national levels. Based on past experience and current conditions, the Company does not expect a protracted work stoppage to occur stemming from union activities; however, national events outside of the Company's control may give rise to such risk. From time to time union organization efforts have occurred at other individual plant locations.

Unions represent a total of approximately 1,500 of Viskase's 4,000 employees. None of Clear Shield's employees are represented by unions. Certain of the hourly production personnel at Sandusky's Ohio thermoforming and injection molding facilities are members of a union. As of December 26, 1996, approximately 1,425 of the Company's employees are covered by collective bargaining agreements that will expire within one year.

12.  INCOME TAXES (dollars in thousands)

The provision (benefit) for income taxes consisted of:


                           December 29,   December 30,   January 1,
                             1995 to        1994 to          to
                           December 26,   December 28,  December 29,
                              1996           1995           1994
                           -----------    -----------   -----------
Current:
  Federal                                                $  200
  Foreign                    $ 4,365        $  950        4,652
  State and local
                             -------        ------       ------
                             $ 4,365        $  950        4,852
                             -------        ------       ------
Deferred:
  Federal                     (9,911)       (7,219)        (194)
  Foreign                        393         2,098          128
  State and local             (1,547)       (1,329)          14
                             -------       -------       ------
                             (11,065)       (6,450)         (52)
                             -------       -------       ------
                             $(6,700)      $(5,500)      $4,800
                             =======       =======       ======

The income tax benefit for the 1995 period was allocated between loss before extraordinary loss for $2,918 and to the extraordinary loss for $2,582.

A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:

                           December 29,   December 30,   January 1,
                             1995 to        1994 to          to
                           December 26,   December 28,  December 29,
                              1996           1995           1994
                           -----------    -----------   -----------


Statutory federal tax rate    (35.0)%       (35.0)%        35.0%
Increase (decrease) in
  tax rate due to:
  State and local taxes
    net of related
    federal tax benefit        (4.9)         (3.2)           .8
  Net effect of taxes
    relating to foreign
    operations                  6.3            .8         140.3
  Intangibles amortization     12.5           9.4         214.1
  Other                       (11.8)          7.6          13.8
                              -----         -----         -----
Consolidated effective
  tax rate                    (32.9)%       (20.4)%       404.0%
                              =====         =====         =====


Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1996 are as follows:

                                              Temporary Difference                       Tax Effected
                                          --------------------------------      ----------------------------
                                          Deferred Tax        Deferred Tax      Deferred Tax    Deferred Tax
                                              Assets          Liabilities         Assets         Liabilities
                                          -------------       ------------      ------------    ------------
Depreciation basis differences                                  $286,750                           $109,383
Inventory basis differences                                       30,096                             11,775
Intangible basis differences                                      34,916                             13,617
Lease transaction                             $141,182                            $55,061
Pension and healthcare                          55,235                             21,593
Employee benefits accruals                      15,119                              5,896
Valuation allowances                             3,721                              1,451
Other accruals and reserves                      2,569                                921
Foreign exchange and other                                        38,354                             14,958
                                              --------          --------          -------          --------
                                              $217,826          $390,116          $84,922          $149,733
                                              ========          ========          =======          ========

At December 26, 1996, the Company had $16,393 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

At December 26, 1996, the Company had federal income tax net operating loss carryforwards of approximately $88 million, which have been substantially offset by a valuation allowance. Such losses will expire in the year 2009, if not previously utilized. In addition the Company has alternative minimum tax credit carryforwards of $3.5 million. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules.

Domestic (losses) after extraordinary loss and before income taxes were approximately $(30,323), $(30,138) and $(7,705) in 1996, 1995 and 1994,
respectively. Foreign earnings or (losses) before income taxes were approximately $9,942, $3,118 and $8,893 in 1996, 1995 and 1994,
respectively.

The Company joins in filing a United States consolidated federal income tax return including all of its domestic subsidiaries.


13.  COMMITMENTS

As of December 26, 1996, the Company had capital expediture commitments outstanding of approximately $2.5 million.


14.  CONTINGENCIES (dollars in thousands)

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC was infringing on various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. On November 8, 1996, after a three week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. On December 5, 1996, ANC posted a supersedeas bond in the amount of $108 million and the Court entered an order staying Viskase's enforcement of the judgment. The Court also entered an order permanently enjoining ANC from making or selling infringing products after December 23, 1996.

The judgment is not final and the parties are presently engaged in the post-judgment motion phase of the case. ANC has filed motions to reduce the damage award by at least $75 million or alternatively, grant ANC a new trial. Viskase is seeking a determination that the case be deemed "exceptional" and that the award be increased by approximately $46 million which includes compensatory damages for ANC's infringement during the period of October 1, 1996 through December 23, 1996 and additional damages for prejudgment interest, attorneys' fees and related expenses. Due to ANC's willful infringement of the patents, Viskase has asked the court to treble the compensatory award. These motions are all pending before the Court and rulings are expected in the second quarter 1997. Meanwhile post-judgment interest is accruing on the $102.4 million award from November 8, 1996 at an annual rate of 5.49%. The Company expects ANC to vigorously contest the award and to appeal any final judgment. The award and any pending claims for additional damages have not been recorded in the Company's financial statements.

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

In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc,
   ----------------------------------------------------------------
Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly,
--------------------------------------------------------------------
Charles K. Bobrinskoy, James L. Massey, William Rifkind and Michael
-------------------------------------------------------------------
Zimmerman, Case No. 93 A 1616, United States Bankruptcy Court for the
---------
Northern District of Illinois, Eastern Division, ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization (ARTRA I). In ARTRA Group Incorporated v. Salomon
                        -------      -----------------------------------
Brothers Holding Company Inc, Salomon Brothers Inc, D.P. Kelly &

----------------------------------------------------------------
Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy and Michael
--------------------------------------------------------------------
Zimmerman, Case No. 93 L 2198, Circuit Court of the Eighteenth Judicial
---------
Circuit, DuPage County, Illinois, ARTRA alleges breach of fiduciary duty, fraudulent and negligent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald (ARTRA
                                                                  -----
II). The plaintiff seeks damages in the total amount of $136.2 million
--
plus interest and punitive damages of $408.6 million. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Upon a motion of the defendants, the Bankruptcy Court dismissed ARTRA's claims in ARTRA I.
                                                             -------
ARTRA appealed to the U.S. District Court and on October 31, 1996, the U.S. District Court affirmed the Bankruptcy Court's decision. ARTRA has appealed to the U.S. Court of Appeals for the Seventh Circuit. All briefs have been filed and the parties are awaiting oral argument.

Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in ARTRA I.
                                                                -------
Although the Company is not a party to either case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if adjudicated in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability or prove damages. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.

Since early 1993, the Antitrust Division of the United States Department of Justice has been investigating the disposable plastic cutlery industry. This investigation has resulted in the indictment and conviction of certain companies and individuals in the industry. Some indictments and criminal trials are pending. Although the United States Department of Justice has advised a former officer and an existing employee of Clear Shield National that they are targets of the investigation, neither person has been indicted. Clear Shield National is cooperating fully with the investigation.

In February 1996 Clear Shield National and three other plastic cutlery manufacturers were named as defendants in the following three civil complaints: Eisenberg Brothers, Inc., on behalf of itself and all others
            ------------------------------------------------------------
similarly situated, v. Amcel Corp., Clear Shield National, Inc.,

--------------------------------------------------------------
Dispoz-O Plastics Corp. and Benchmark Holdings, Inc. t/a Winkler
----------------------------------------------------------------
Products, Civil Action No. 96-728, United States District Court for the
--------
Eastern District of Pennsylvania; St. Cloud Restaurant Supply Company v.
                                  -------------------------------------
Amcel Corp., Clear Shield National, Inc., Dispoz-O Plastics Corp. and
---------------------------------------------------------------------
Benchmark Holdings, Inc. t/a Winkler Products, Case No. 96C 0777,
---------------------------------------------
United States District Court for the Northern District of Illinois, Eastern Division; and Servall Products, Inc., on behalf of itself and
                      -----------------------------------------------
all others similarly situated, v. Amcel Corporation, Clear Shield
-----------------------------------------------------------------
National, Inc., Dispoz-O Plastics Corporation and Benchmark Holdings,
--------------------------------------------------------------------
Inc. t/a Winkler Products, Civil Action No. 96-1116, United States
-------------------------
District Court for the Eastern District of Pennsylvania. Each of the complaints alleges, among other things, that from October 1990 through April 1992 the defendants unlawfully conspired to fix the prices at which plastic cutlery would be sold. The Company has informed the plaintiffs that such claims as they relate to Clear Shield were discharged by the order of the Bankruptcy Court and Plan of Reorganization and that the plaintiffs are permanently enjoined from pursuing legal action to collect discharged claims.

On February 27, 1996, the plaintiff in the St. Cloud case voluntarily
                                           ---------
dismissed the action without prejudice and refiled its action in the United States District Court for the Eastern District of Pennsylvania but did not name Clear Shield National as a defendant. On March 14, 1996, Eisenberg Brothers Inc., St. Cloud and Servall filed a motion in Clear Shield National's Bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division contending that the Bankruptcy Court's order did not discharge the plaintiff's claim. On March 19, 1997, the Bankruptcy Court denied their motion and granted the Company's cross motion for summary judgment. The time period for appeal by Eisenberg Brothers, Inc. et al. has not passed.

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.


15.  CAPITAL STOCK, PAID IN CAPITAL, AND WARRANTS

Authorized shares of preferred stock ($.01 par value per share) and common stock ($.01 par value per share) for the reorganized Envirodyne are 25,000,000 shares and 50,000,000 shares, respectively. 14,545,107 shares of common stock were issued and outstanding as of December 26, 1996. In accordance with the Plan of Reorganization, a total of 900,261, 64,460 and 15,000 additional shares of common stock were issued to the general unsecured creditors of Envirodyne during 1996, 1995 and 1994, respectively.

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

On June 26, 1996, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Common Stock Purchase Right (Right) for each outstanding common share of the Company. Rights were issued to the shareholders of record on June 26, 1996. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock.

The Rights will only become exercisable ten days after a public announcement that a person or group has acquired or obtained the right to acquire 41% or more of the Company's Common Stock or ten business days after a person or group commences a tender or offer that would result in such person or group owning 41% or more of the outstanding shares (even if no purchases actually occur).

When the Rights first become exercisable, each Right will entitle the holder thereof to buy from the Company one share of Common Stock for $20.00, subject to adjustment. If any person acquires 41% or more of the Company's Common Stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 40%-or-more stockholder, after receiving advice from one or more investment banking firms, each Right not owned by a 41%-or-more stockholder would become exercisable for shares of the Company having a market value of two times the exercise price of the Right. If the Company is involved in a merger or other business combination, or sells 50% or more of its assets or earning power to another person, at any time after the Rights become exercisable, the Rights will entitle the holder thereof to buy shares of common stock of the acquiring company having a market value of twice the exercise price of each Right.

Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on June 26, 2006.


16.  STOCK-BASED COMPENSATION (dollars in thousands)

The Company maintains several stock option plans and agreements. The plans provide for the granting of incentive and nonqualified stock options to employees, officers, and directors. Stock options have been granted at prices at or above the fair market value on the date of grant. Options generally vest in three equal installments beginning one year from the grant date and expire ten years from the grant date. Non-employee director options, however, vest on the date of grant. The options are subject to acceleration upon the occurrence of certain events, such acceleration event occurred in both November 1994 and August 1995.

The Company accounts for these plans under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Accordingly, compensation expense is recognized using the intrinsic value-based method for options granted under the plans. The Company has adopted only the disclosure provisions required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123).

A summary of the Company's stock option activity during the fiscal years ended as of December 26, 1996, December 28, 1995 and December
29, 1994 is presented below:


                                        1996                      1995                 1994
                                 ----------------------- -----------------------  ---------------------
                                            Weighted                 Weighted               Weighted
                                             Average                  Average                Average
                                  Shares  Exercise Price  Shares  Exercise Price  Shares Exercise Price
                                 -------- -------------- -------- --------------  ------ --------------
Outstanding at
  beginning of year              424,230       $5.06      388,920      $5.06
Granted                          536,500        4.26       97,200       5.02      402,020     $5.06
Exercised
Forfeited                        (61,900)       4.79      (61,890)      5.06      (13,100)     5.06
                                 -------                  -------                 -------
Outstanding at
  year end                       898,830        4.60      424,230       5.06      388,920      5.06
                                 =======                  =======                 =======
Options exercisable
 at year end                     392,730        5.04      424,230       5.04      388,920      5.06
                                 =======                  =======                 =======

There were 651,170 shares of common stock reserved for future stock option grants at December 26, 1996.

As of December 26, 1996, total stock options outstanding have a weighted-average remaining contractual life of 9.86 years. The exercise price of options outstanding as of December 26, 1996 ranged from $3.50 to $5.06. The weighted average grant date fair value of options granted during fiscals 1996 and 1995 was $2.202 and $1.812, respectively.

As option prices per share have not been below the underlying stock price on the grant dates, no compensation expense associated with these plans has been recognized to date in accordance with APB 25.

Had the Company elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of compensatory options, reported net income and earnings per share would have been reduced to the following amounts (only options granted in 1995 and 1996 are included in the calculation of pro forma net income and earnings per share):

                                                 1996       1995
                                               --------   --------
  (Loss) before extraordinary item             $(13,682)  $(17,323)
  Pro forma (loss) before extraordinary item    (13,826)   (17,356)

  Net (loss)                                   $(13,682)  $(21,519)
  Pro forma net (loss)                          (13,826)   (21,552)

  PER SHARE AMOUNTS:

  (Loss) before extraordinary item                $(.96)    $(1.28)
  Pro forma (loss) before extraordinary item       (.97)     (1.28)

  Net (loss)                                      $(.96)    $(1.59)
  Pro forma net (loss)                             (.97)     (1.59)

The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years as SFAS 123 does not apply to grants prior to 1995.

The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 40.04% for both years, (2) risk-free interest rate equaling the 5-year treasury yield on the grant date, which ranged from 6.11% to 6.52% in 1996 and 5.97% to 7.06% in 1995, and (3) expected life of 5 years in both years. The Company has never declared dividends, nor does it currently expect to declare dividends in the foreseeable future.

Pursuant to the employment agreement between the Company and its chief executive officer, the Company issued 35,000 shares of common stock to its chief executive officer. These shares carry voting and dividend rights; however sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs on March 27, 1999. The shares issued under the employment agreement have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value per share was $3.50. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to the plan totaled $31 during fiscal 1996.

The Company also has a stock compensation plan for the non-employee directors of the Company that was approved during fiscal 1996. These directors may elect to receive directors fees in the form of common stock of the Company based upon the average market price of the Company's common stock on the grant date. During fiscal 1996 30,386 shares of common stock were issued under this plan at $4.03 per share.


17.  FAIR VALUE OF FINANCIAL INSTRUMENTS (dollars in thousands)

The following table presents the carrying value and estimated fair value as of December 26, 1996 of the Company's financial instruments. (Refer to Notes 3 and 9.)

                                          Carrying    Estimated
                                            Value    Fair Value
                                          --------   ----------
Assets:
  Cash and equivalents                    $ 41,794    $ 41,794
  Foreign currency contracts                12,995      12,337

Liabilities:
  Long-term debt
    (excluding capital leases)             387,539     390,265


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


19.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs are expensed as incurred and totaled $6,841, $11,034 and $16,852 for 1996, 1995, and 1994, respectively.


20.  RELATED PARTY TRANSACTIONS (dollars in thousands)

In March 1996, the Company terminated its management agreement with D.P. Kelly and Associates, L.P. (DPK). Upon termination of the agreement, the Company was required to pay the amount of $2,000 to DPK pursuant to provisions in the agreement. In addition to the above amount, the Company paid management fees to DPK during 1996 totaling $193. During each of 1995 and 1994, the Company paid DPK $770 for management services.

During fiscal 1996, 1995 and 1994, the Company made payments of approximately $18, $156, and $560, respectively, to an affiliate of DPK for the use of a jet aircraft on an as-needed basis.

During fiscal 1996, 1995, and 1994, the Company purchased product and services from affiliates of DPK in the amounts of approximately $904, $1,537, and $1,367, respectively. During fiscal 1996, 1995, and 1994, the Company sublet office space from DPK for which it paid approximately $139, $151, and $151, respectively, in rent. During fiscal 1996 and 1995, the Company reimbursed a non-affiliated medical plan in the aggregate amount of $41 and $79 for medical claims of Messrs. Kelly, Gustafson and Corcoran.

During fiscal years 1994 through 1996, the Company advanced funds to and made payments on behalf of DPK and Donald P. Kelly totaling approximately $171 for legal fees related to the litigation involving ARTRA Group Incorporated (refer to Note 14).

During fiscal 1996, the Company sold two autos to an affiliate of DPK. The total sum received was $135 and was based on the fair market value of the autos. A gain on the sale of $117 was recognized by the Company.

During fiscal years 1996, 1995 and 1994, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $19,795, $18,035 and $14,779, respectively, to Cargill, Inc. and its affiliates. Such sales were made in the ordinary course. During 1996 Cargill Financial Services Corporation had beneficial ownership of approximately 9.4% of the Company's outstanding Common Stock, and Gregory R. Page, President of the Red Meat Group of Excel Corp., a subsidiary of Cargill, Inc., is a director of the Company.


21.  BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC
      AREA INFORMATION (dollars in thousands)

Envirodyne primarily manufactures and sells polymeric food casings and plastic packaging films and containers (food packaging products) and disposable foodservice supplies. The Company's operations are primarily in North, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Other income for 1996, 1995, and 1994 includes net foreign exchange transaction gains (losses) of approximately $687, $(61), and $2,707, respectively.
Business Segment Information

                           December 29,   December 30,   January 1,
                             1995 to        1994 to          to
                           December 26,   December 28,  December 29,
                              1996           1995           1994
                           -----------    -----------   -----------

Net sales:
  Food packaging products   $572,653       $574,266      $530,179
  Disposable foodservice
    supplies                  78,865         76,138        68,996
  Other and eliminations        (162)          (192)         (146)
                            --------       --------      --------
                            $651,356       $650,212      $599,029
                            ========       ========      ========
Earnings before
  income taxes:
Operating income:
  Food packaging products    $37,310        $39,183      $ 48,145
  Disposable foodservice
    supplies                   7,342          4,959         6,514
  Unallocated expenses, net
    -- primarily corporate    (4,962)        (6,007)       (5,982)
                            --------       --------      --------
                              39,690         38,135        48,677

Interest expense, net         56,997         56,666        49,207
Other expense (income), net    3,075          1,710        (1,668)
Minority interest in loss
  of subsidiary                                                50
                            --------       --------      --------
                            $(20,382)      $(20,241)     $  1,188
                            ========       ========      ========
Identifiable assets:
  Food packaging products   $762,233       $796,655      $814,731
  Disposable foodservice
    supplies                  69,725         69,812        71,530
  Corporate and other,
    primarily
    cash equivalents          41,789         33,100        10,375
                            --------       --------      --------
                            $873,747       $899,567      $896,636
                            ========       ========      ========
Depreciation and
  amortization
  under capital lease and
  amortization of
  intangibles expense:
  Food packaging products    $53,413        $51,404      $ 47,207
  Disposable foodservice
    supplies                   4,949          4,581         4,125
  Corporate and other             58             76            55
                            --------       --------      --------
                             $58,420        $56,061      $ 51,387
                            ========       ========      ========
Capital expenditures:
  Food packaging products    $32,934        $30,744      $ 28,534
  Disposable foodservice
    supplies                   4,135          3,687         4,012
  Corporate and other              4             34            20
                            --------       --------      --------
                             $37,073        $34,465      $ 32,566
                            ========       ========      ========

Geographic Area Information

                           December 29,   December 30,   January 1,
                             1995 to        1994 to          to
                           December 26,   December 28,  December 29,
                              1996           1995           1994
                           -----------    -----------   -----------


Net sales:
  North America              $423,092       $417,408     $407,761
  South America                40,498         31,381       22,507
  Europe                      201,926        213,618      184,395
  Other and eliminations      (14,160)       (12,195)     (15,634)
                             --------       --------     --------
                             $651,356       $650,212     $599,029
                             ========       ========     ========
Operating profit:
  North America               $22,425        $22,504     $ 29,520
  South America                 1,883            524       (1,396)
  Europe                       15,445         15,373       20,553
  Other and eliminations          (63)          (266)
                             --------       --------     --------
                              $39,690        $38,135     $ 48,677
                             ========       ========     ========
Identifiable assets:
  North America              $633,201       $645,504     $639,831
  South America                33,007         31,873       27,527
  Europe                      205,446        219,802      229,278
  Other and eliminations        2,093          2,388
                             --------       --------     --------
                             $873,747       $899,567     $896,636
                             ========       ========     ========
United States export sales:
  (reported in North America
   sales above)

  Asia                        $28,300        $22,509      $10,362
  South and Central America    17,056         18,691       18,656
  South Africa                                              9,484
  Other International             259            219          147
                             --------       --------     --------
                              $45,615        $41,419      $38,649
                             ========       ========     ========

The total assets and net assets of foreign businesses were approximately $273,895 and $116,503 at December 26, 1996.


22.  QUARTERLY DATA (unaudited)

Quarterly financial information for 1996 and 1995 is as follows (in thousands, except for per share amounts):

                          First    Second    Third    Fourth
Fiscal 1996             Quarter   Quarter   Quarter   Quarter  Annual
----------------       --------  --------  --------  --------  --------
Net Sales              $159,736  $165,747  $163,825  $162,048  $651,356
Operating Income          9,294     9,275     8,708    12,413    39,690
Net income (loss)        (5,927)   (4,165)   (3,924)      334   (13,682)
Net income (loss)
   per share               (.43)     (.29)     (.27)      .02      (.96)


Net income (loss) per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts in 1996 do not equal the total for the year because of rounding and 1996 stock issuances, as shown on the Consolidated Statement of Stockholders' Equity.

                          First    Second    Third    Fourth
Fiscal 1995             Quarter   Quarter   Quarter   Quarter   Annual
--------------------   --------   --------  --------  -------- --------
Net Sales              $155,824   $165,184  $166,688  $162,516 $650,212
Operating Income          8,689     10,089     8,653    10,704   38,135
Net (loss)               (3,895)    (7,513)   (4,475)   (5,636) (21,519)
Net (loss) per share       (.29)      (.56)     (.33)     (.42)   (1.59)

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


23.  SUBSEQUENT EVENTS (dollars in thousands)

In March 1997 the Company announced that it was exploring the potential sale of Viskase Corporation's PVC film business. Viskase's plants in Aurora, Ohio, and Sedgefield, England, would be affected by a sale. Net sales of PVC films in 1996 totaled approximately $54 million.

In March 1997 Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase Corporation is cooperating fully with the investigation.


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

The obligations of each Guarantor under its Subsidiary Guarantee are the senior obligation of such Guarantor, and are collateralized, subject to certain permitted liens, by substantially all of the domestic assets of the Guarantor and, in the case of Viskase Holding Corporation, by a pledge of 65% of the capital stock of Viskase Europe Limited. The Subsidiary Guarantees and security are shared with the lenders under the Revolving Credit Agreement on a pari passu basis and are subject to the priority interest of the holders of obligations under the Letter of Credit Facility, each pursuant to an intercreditor agreement.

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

    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATING BALANCE SHEETS
               DECEMBER 26, 1996

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations (1)      Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                 $ 25,785          $   (162)        $ 16,171                          $ 41,794
    Receivables and advances, net          61,960            70,258           46,032      $ (99,076)            79,174
    Inventories                                              59,730           36,509         (1,227)            95,012
    Other current assets                      187            11,730           10,224                            22,141
                                         --------          --------         --------      ---------           --------
      Total current assets                 87,932           141,556          108,936       (100,303)           238,121

Property, plant and equipment including
  those under capital lease                   133           420,396          158,175                           578,704
  Less accumulated depreciation
    and amortization                           95            86,715           30,086                           116,896
                                         --------          --------         --------      ---------           --------
Property, plant and equipment, net             38           333,681          128,089                           461,808

Deferred financing costs                    5,144                                758                             5,902
Other assets                                                 40,784            2,025                            42,809
Investment in subsidiaries                 64,433           123,236                        (187,669)
Excess reorganization value                                  87,702           37,405                           125,107
                                         --------          --------         --------      ---------           --------
                                         $157,547          $726,959         $277,213      $(287,972)          $873,747
                                         ========          ========         ========      =========           ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                       $  7,182         $  4,109                          $ 11,291
    Accounts payable and advances        $     35            85,156           50,900      $ (99,076)            37,015
    Accrued liabilities                     6,197            44,235           31,677                            82,109
                                         --------          --------         --------      ---------           --------
      Total current liabilities             6,232           136,573           86,686        (99,076)           130,415

Long-term debt including obligation
  under capital lease                     379,262           137,063            4,854                           521,179

Accrued employee benefits                                    49,366            4,331                            53,697
Deferred and noncurrent income taxes       29,088            10,824           24,899                            64,811
Intercompany loans                       (360,680)          340,000           20,681             (1)

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,545,107 shares issued and
    outstanding                               145                 3           32,738        (32,741)               145
  Paid in capital                         135,100            87,899           87,871       (175,770)           135,100
  Accumulated earnings (deficit)          (38,813)          (42,050)           7,872         34,178            (38,813)
  Cumulative foreign currency
    translation adjustments                 7,305             7,281            7,281        (14,562)             7,305
  Unearned restricted stock issued
    for future services                       (92)                                                                 (92)
                                         --------          --------         --------      ---------           --------
    Total stockholders' equity            103,645            53,133          135,762       (188,895)           103,645
                                         --------          --------         --------      ---------           --------
                                         $157,547          $726,959         $277,213      $(287,972)          $873,747
                                         ========          ========         ========      =========           ========

(1) Elimination of intercompany receivables, payables and investment accounts. /TABLE

   ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATING BALANCE SHEETS
                   DECEMBER 28, 1995

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations (1)      Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                 $ 18,013          $    486         $ 11,826                          $ 30,325
    Receivables and advances, net          52,462            70,458           57,082      $ (90,548)            89,454
    Inventories                                              63,355           38,233         (2,114)            99,474
    Other current assets                      176            12,364            9,106                            21,646
                                         --------          --------         --------      ---------           --------
      Total current assets                 70,651           146,663          116,247        (92,662)           240,899

Property, plant and equipment including
  those under capital lease                   261           394,813          150,417                           545,491
  Less accumulated depreciation
    and amortization                          150            55,620           20,217                            75,987
                                         --------          --------         --------      ---------           --------
Property, plant and equipment, net            111           339,193          130,200                           469,504

Deferred financing costs                    7,048                              1,042                             8,090
Other assets                                                 43,720            1,869                            45,589
Investment in subsidiaries                 77,766           117,578                        (195,344)
Excess reorganization value                                  94,968           40,517                           135,485
                                         --------          --------         --------      ---------           --------
                                         $155,576          $742,122         $289,875      $(288,006)          $899,567
                                         ========          ========         ========      =========           ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                       $  6,407         $  6,097                          $ 12,504
    Accounts payable and advances        $     80            78,848           50,737      $ (90,548)            39,117
    Accrued liabilities                     8,126            37,488           21,939                            67,553
                                         --------          --------         --------      ---------           --------
      Total current liabilities             8,206           122,743           78,773        (90,548)           119,174

Long-term debt including obligation
  under capital lease                     379,262           143,198            7,721                           530,181

Accrued employee benefits                                    51,345            4,281                            55,626
Deferred and noncurrent income taxes       34,088            17,507           25,895                            77,490
Intercompany loans                       (383,076)          340,000           43,083             (7)

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
                                         ========          ========         ========      =========           ========

(1) Elimination of intercompany receivables, payables and investment accounts. /TABLE

     ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATING STATEMENTS OF OPERATIONS
         FOR THE YEAR ENDED DECEMBER 26, 1996

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
NET SALES                                                  $418,732         $273,435       $(40,811)          $651,356

COSTS AND EXPENSES
  Cost of sales                                             322,422          207,520        (41,698)           488,244
  Selling, general and administrative      $4,973            57,927           44,188                           107,088
  Amortization of intangibles and
    excess reorganization value                              12,947            3,387                            16,334
                                         --------          --------         --------      ---------           --------
OPERATING INCOME (LOSS)                    (4,973)           25,436           18,340            887             39,690

  Interest income                           1,061                                507                             1,568
  Interest expense                         43,504            12,813            2,248                            58,565
  Intercompany interest expense (income)  (40,596)           37,394            3,202
  Management fees (income)                 (7,226)            5,704            1,522
  Other expense (income), net                 850               646            1,579                             3,075
  Equity loss (income) in subsidiary       13,411            (5,538)                         (7,873)
                                         --------          --------         --------      ---------           --------

INCOME (LOSS) BEFORE INCOME TAXES         (13,855)          (25,583)          10,296          8,760            (20,382)
  Income tax provision (benefit)             (173)          (11,285)           4,758                            (6,700)
                                         --------          --------         --------      ---------           --------
NET INCOME (LOSS)                        $(13,682)         $(14,298)        $  5,538      $   8,760           $(13,682)
                                         ========          ========         ========      =========           ========

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATING CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 26, 1996

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)

Net cash provided by (used in)
   operating activities                  $(14,896)         $ 30,440         $ 40,780                          $ 56,324

Cash flows from investing activities:
  Capital expenditures                         (4)          (27,496)          (9,573)                          (37,073)
  Proceeds from sales of property,
    plant and equipment                       136             1,767              453                             2,356
                                         --------          --------         --------      ---------           --------
      Net cash provided by (used in)
        investing activities                  132           (25,729)          (9,120)                          (34,717)

Cash flows from financing activities:
  Issuance of common stock                    153                                                                  153
  Proceeds from revolving loan and
    long term borrowings                                      1,130            1,056                             2,186
  Deferred financing costs                   (142)                                                                (142)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                                (6,489)          (5,216)                          (11,705)
  Increase (decrease) in
    Envirodyne loan and advances           22,525                            (22,525)
                                         --------          --------         --------      ---------           --------
      Net cash provided by
        (used in) financing activities     22,536            (5,359)         (26,685)                           (9,508)
Effect of currency exchange rate
   changes on cash                                                              (630)                             (630)
                                         --------          --------         --------      ---------           --------
Net increase (decrease)
   in cash and equivalents                  7,772              (648)           4,345                            11,469
Cash and equivalents
   at beginning of period                  18,013               486           11,826                            30,325
                                         --------          --------         --------      ---------           --------
Cash and equivalents at end of period    $ 25,785          $   (162)        $ 16,171                          $ 41,794
                                         ========          ========         ========      =========           ========
/TABLE

    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATING STATEMENTS OF OPERATIONS
        FOR THE YEAR ENDED DECEMBER 28, 1995

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
NET SALES                                                  $417,756         $267,212       $(34,756)          $650,212

COSTS AND EXPENSES
  Cost of sales                                             312,419          207,232        (34,603)           485,048
  Selling, general and administrative    $  6,004            65,318           39,908                           111,230
  Amortization of intangibles and
    excess reorganization value                              12,466            3,333                            15,799
                                         --------          --------         --------      ---------           --------
OPERATING INCOME (LOSS)                    (6,004)           27,553           16,739           (153)            38,135

  Interest income                             203                12              455                               670
  Interest expense                         40,081            13,902            3,353                            57,336
  Intercompany interest
     expense (income)                     (38,218)           34,007            4,211
  Management fees (income)                 (8,086)            6,377            1,709
  Other expense (income), net              (2,400)               52            4,058                             1,710
  Equity loss (income) in subsidiary       19,571               216                         (19,787)
                                         --------          --------         --------      ---------           --------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                 (16,749)          (26,989)           3,863         19,634            (20,241)
  Income tax provision (benefit)            1,264            (7,570)           3,388                            (2,918)
                                         --------          --------         --------      ---------           --------
INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                   (18,013)          (19,419)             475         19,634            (17,323)
  Extraordinary loss, net of tax            3,506                                690                             4,196
                                         --------          --------         --------      ---------           --------
NET (LOSS)                               $(21,519)         $(19,419)        $   (215)     $  19,634           $(21,519)
                                         ========          ========         ========      =========           ========

                   ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATING CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 28, 1995

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)

Net cash provided by (used in)
  operating activities                   $(13,276)         $ 32,242         $ 20,001                          $ 38,967

Cash flows from investing activities:
  Capital expenditures                        (34)          (27,842)          (6,589)                          (34,465)
  Proceeds from sale of property,
    plant and equipment                                          39               47                                86
                                         --------          --------         --------      ---------           --------
      Net cash (used in)
        investing activities                  (34)          (27,803)          (6,542)                          (34,379)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                  164,000             1,706           42,216                           207,922
  Deferred financing costs                 (6,721)                            (1,166)                           (7,887)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations            (123,275)           (7,512)         (50,588)                         (181,375)
  Increase (decrease)
    in Envirodyne loan and advances        (3,236)                             3,236
                                         --------          --------         --------      ---------           --------
      Net cash provided by
        (used in) financing activities     30,768            (5,806)          (6,302)                           18,660
Effect of currency exchange
   rate changes on cash                                                         (212)                             (212)
                                         --------          --------         --------      ---------           --------
Net increase (decrease) in cash
  and equivalents                          17,458            (1,367)           6,945                            23,036
Cash and equivalents at beginning
  of period                                   555             1,853            4,881                             7,289
                                         --------          --------         --------      ---------           --------
Cash and equivalents at end
  of period                              $ 18,013          $    486         $ 11,826                          $ 30,325
                                         ========          ========         ========      =========           ========
/TABLE

  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATING STATEMENTS OF OPERATIONS
      FOR THE YEAR ENDED DECEMBER 29, 1994

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
NET SALES                                                  $406,988         $220,787       $(28,746)          $599,029
  Patent infringement settlement income                       9,457                                              9,457

COSTS AND EXPENSES
  Cost of sales                                             295,356          168,891        (28,487)           435,760
  Selling, general and administrative    $  6,015            71,092           31,330                           108,437
  Amortization of intangibles and
    excess reorganization value                              12,266            3,346                            15,612
                                         --------          --------         --------      ---------           --------
OPERATING INCOME (LOSS)                    (6,015)           37,731           17,220           (259)            48,677

  Interest income                              13                46              248                               307
  Interest expense                         31,937            14,124            3,453                            49,514
  Intercompany interest expense (income)  (35,077)           31,170            3,907
  Management fees (income)                 (7,400)            6,544              856
  Other expense (income), net              (3,448)                7            1,923           (150)            (1,668)
  Equity loss (income) in subsidiary        8,392            (2,549)                         (5,843)
  Minority interest in loss
    of subsidiary                                                                                50                 50
                                         --------          --------         --------      ---------           --------
INCOME (LOSS) BEFORE INCOME TAXES            (406)          (11,519)           7,329          5,784              1,188
  Income tax provision                      3,206            (3,186)           4,780                             4,800
                                         --------          --------         --------      ---------           --------
NET INCOME (LOSS)                        $ (3,612)         $ (8,333)        $  2,549      $   5,784           $ (3,612)
                                         ========          ========         ========      =========           ========

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING CASH FLOWS
                   FOR THE YEAR ENDED DECEMBER 29, 1994

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                         (in thousands)
Net cash provided by (used in)
  operating activities                   $ (1,414)         $ 13,575         $ 11,125                          $ 23,286

Cash flows from investing activities:
  Capital expenditures                        (20)          (21,666)         (10,880)                          (32,566)
  Proceeds from sales of property,
    plant and equipment                                         239              120                               359
  Purchase of minority interest
    in subsidiary                                            (4,200)                                            (4,200)
                                         --------          --------         --------      ---------           --------
      Net cash (used in)
        investing activities                  (20)          (25,627)         (10,760)                          (36,407)

Cash flows from financing activities:
  Proceeds from revolving loan and
    long term borrowings                   27,600                             10,068                            37,668
  Deferred financing costs                 (1,608)                                                              (1,608)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations              (8,325)           (5,180)          (9,112)                          (22,617)
  Increase (decrease) in
    Envirodyne loan and advances          (16,608)           17,163             (555)
                                         --------          --------         --------      ---------           --------
      Net cash provided by (used in)
        financing activities                1,059            11,983              401                            13,443
Effect of currency exchange
  rate changes on cash                                                          (776)                             (776)
                                         --------          --------         --------      ---------           --------
Net (decrease) in cash and equivalents       (375)              (69)             (10)                             (454)
Cash and equivalents at
  beginning of period                         930             1,922            4,891                             7,743
                                         --------          --------         --------      ---------           --------
Cash and equivalents at end of period    $    555          $  1,853         $  4,881                          $  7,289
                                         ========          ========         ========      =========           ========
/TABLE

Financial statement schedules required by Regulation S-X
--------------------------------------------------------

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES


Consolidated Financial Statements:
---------------------------------

Report of independent accountants                                64


Consolidated balance sheets, December 26, 1996 and
     December 28, 1995                                           65


Consolidated statements of operations, for December 29, 1995 to December 26, 1996; December 30, 1994 to
     December 28, 1995;
     and January 1 to December 29, 1994                          66

Consolidated statements of stockholders' equity (deficit),
     for December 29, 1995 to December 26, 1996;
     December 30, 1994 to December 28, 1995; and
     January 1 to December 29, 1994                              67

Consolidated statements of cash flows, for December 29, 1995 to December 26, 1996; December 30, 1994 to
     December 28, 1995; and January 1 to December  29, 1994      68

Notes to consolidated financial statements                       69

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viskase Holding Corporation and Subsidiaries as of December 26, 1996 and December 28, 1995, and the consolidated results of their operations and their cash flows for the period December 29, 1995 to December 26, 1996, December 30, 1994 to December 28, 1995 and January 1 to December 29, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion the schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.

Chicago, Illinois
March 20, 1997

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                         December 26,  December 28,
                                             1996          1995
                                               (in thousands)

ASSETS
  Current assets:
    Cash and equivalents                 $  16,171     $  11,826
    Receivables, net                        43,634        53,022
    Receivables, affiliates                 51,269        51,829
    Inventories                             36,509        38,233
    Other current assets                    10,224         9,106
                                          --------      --------
       Total current assets                157,807       164,016

  Property, plant and equipment            158,175       150,417
    Less accumulated depreciation           30,086        20,217
                                          --------      --------
    Property, plant and
      equipment, net                       128,089       130,200


  Deferred financing costs                     758         1,042
  Other assets                               2,025         1,869
  Excess reorganization value               37,405        40,517
                                          --------      --------
                                          $326,084      $337,644
                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt            $ 4,109     $   6,097
    Accounts payable                        13,736        13,720
    Accounts payable and
      advances, affiliates                  51,891        54,152
    Accrued liabilities                     31,677        21,942
                                          --------      --------
       Total current liabilities           101,413        95,911

  Long-term debt                             4,854         7,721

  Accrued employee benefits                  4,331         4,281
  Deferred and noncurrent income taxes      24,899        25,895
  Intercompany loans                        58,691        81,094

  Commitments and contingencies

  Stockholders' equity:
    Common stock, $1.00 par value,
      1,000 shares authorized;
      100 shares issued and outstanding
    Paid in capital                        103,463       103,463
    Retained earnings                       21,152        12,100
    Cumulative foreign currency
      translation adjustments                7,281         7,179
                                          --------      --------
       Total stockholders' equity          131,896       122,742
                                          --------      --------
                                          $326,084      $337,644
                                          ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                          52 weeks             52 weeks           52 weeks
                                        December 29,         December 30,        January 1,
                                          1995 to              1994 to              to
                                        December 26,         December 28,       December 29,
                                           1996                  1995               1994
                                        -----------          -----------        -----------
                                              (in thousands, except for number of shares
                                                          and per share amounts)

NET SALES                                 $273,435             $267,212          $220,787
  Patent infringement settlement income                                             9,457

COSTS AND EXPENSES
  Cost of sales                            207,520              207,232           168,891
  Selling, general and administrative       38,386               36,288            27,654
  Amortization of intangibles and
    excess reorganization value              3,387                3,333             3,346
                                          --------             --------          --------
OPERATING INCOME                            24,142               20,359            30,353

  Interest income                              507                  455               248
  Interest expense                           2,248                3,353             3,453
  Intercompany interest expense              3,202                4,199             3,861
  Management fees                            1,522                1,709               856
  Other expense (income), net                1,579                3,754             2,518
  Minority interest in
     loss of subsidiary                                                                50
                                          --------             --------          --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                        16,098                7,799            19,963
  Income tax provision                       7,046                4,947            10,025
                                          --------             --------          --------
INCOME BEFORE EXTRAORDINARY ITEM             9,052                2,852             9,938
  Extraordinary loss, net of tax                                    690
                                          --------             --------          --------
NET INCOME                                $  9,052             $  2,162          $  9,938
                                          ========             ========          ========
WEIGHTED AVERAGE COMMON SHARES                 100                  100               100
                                               ===                  ===               ===
PER SHARE AMOUNTS:

NET INCOME                                $ 90,520             $ 21,620          $ 99,380
                                          ========             ========          ========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

                 VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                          Cumulative
                                                                                            Foreign
                                                                                            Currency        Total
                                             Common         Paid in          Retained     Translation   Stockholder's
                                             Stock          Capital          Earnings     Adjustments      Equity
                                             ------         -------         ----------   -------------  -------------
                                                           (in thousands)

Balance December 31, 1993                                  $ 82,686          $     0        $    0      $ 82,686
Net income                                                                     9,938                       9,938
Capital contributions                                        16,056                                       16,056
Fresh start revaluation adjustments                           4,721                                        4,721
Translation adjustments                                                                      3,912         3,912
                                                           --------          -------        ------      --------
Balance December 29, 1994                                  $103,463          $ 9,938        $3,912      $117,313
Net income                                                                     2,162                       2,162
Translation adjustments                                                                      3,267         3,267
                                                           --------          -------        ------      --------
Balance December 28, 1995                                  $103,463          $12,100        $7,179      $122,742
Net income                                                                     9,052                       9,052
Translation adjustments                                                                        102           102
                                                           --------          -------        ------      --------
Balance December 26, 1996                                  $103,463          $21,152        $7,281      $131,896
                                                           ========          =======        ======      ========


The accompanying notes are an integral part of the consolidated financial statements.

            VISKASE HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               December 29,    December 30,     January 1,
                                                                 1995 to         1994 to            to
                                                               December 26,    December 28,    December 29,
                                                                   1996            1995            1994
                                                               ------------    -----------     -----------
                                                                             (in thousands)
Cash flows from operating activities:
  Income before extraordinary item                                $ 9,052        $ 2,852         $ 9,938
  Extraordinary loss                                                                 690
                                                                  -------        -------         -------
  Net income                                                        9,052          2,162           9,938
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                   10,687         11,202           9,018
    Amortization of intangibles and excess reorganization value     3,387          3,333           3,346
    Amortization of deferred financing fees and discount              227            208             210
    Increase in deferred and noncurrent income taxes                  393          2,098             128
    Loss on debt extinguishment                                                    1,030
    Foreign currency transaction loss                                                159
    Loss (gain) on sales of property, plant and equipment             (39)            30              32
    Changes in operating assets and liabilities:
      Accounts receivable                                          11,078         (4,441)         (9,076)
      Accounts receivable, affiliates                              (1,802)        (2,847)        (18,214)
      Inventories                                                    (743)         7,224          (8,895)
      Other current assets                                         (1,787)        (2,144)         (1,462)
      Accounts payable and accrued liabilities                      9,681         (6,926)          8,314
      Accounts payable, affiliates                                    860          8,383          21,739
      Other                                                          (214)          (790)            288
                                                                  -------        -------         -------
    Total adjustments                                              31,728         16,519           5,428
                                                                  -------        -------         -------
      Net cash provided by operating activities                    40,780         18,681          15,366
Cash flows from investing activities:
  Capital expenditures                                             (9,573)        (6,589)        (10,880)
  Proceeds from sale of property, plant and equipment                 453             47             120
  Purchase of minority interest in subsidiary                                                     (4,200)
                                                                  -------        -------         -------
      Net cash (used in) investing activities                      (9,120)        (6,542)        (14,960)
Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings             1,056         42,216          10,068
  Deferred financing costs                                                        (1,166)
  Repayment of revolving loan and long-term borrowings             (5,216)       (50,588)         (9,112)
  Increase (decrease) in Envirodyne loan and advances             (22,525)         3,236            (555)
                                                                  -------        -------         -------
      Net cash provided by (used in) financing activities         (26,685)        (6,302)            401
Effect of currency exchange rate changes on cash                     (630)          (212)           (776)
                                                                  -------        -------         -------
Net increase in cash and equivalents                                4,345          5,625              31
Cash and equivalents at beginning of period                        11,826          6,201           6,170
                                                                  -------        -------         -------
Cash and equivalents at end of period                             $16,171       $ 11,826        $  6,201
                                                                  =======       ========        ========

          ----------------------------------------------------------------------------------------------------------------


Supplemental cash flow information:
  Interest paid                                                      $791         $1,919         $ 1,808
  Income taxes paid                                                $1,209         $4,255         $ 3,548

Supplemental schedule of noncash investing and financing activities:

Fiscal 1994
-----------
Viskase S.A. and its subsidiary Viskase Canada Inc.'s capital increased by $16 million due to the forgiveness of an Envirodyne loan. Viskase Corporation transferred equipment totaling $1.5 million, $174 thousand and $2.1 million to Viskase S.A., Viskase de Mexico S.A. de C.V., and Viskase Brasil Embalagens Ltda, respectively.

Fiscal 1995
-----------
Viskase Corporation transferred equipment totaling $497 thousand to Viskase S.A. Viskase Holding Corporation contributed capital consisting of $250 thousand of equipment to Viskase de Mexico S.A. de C.V.

Fiscal 1996
-----------
Viskase Corporation transferred equipment totaling $441 thousand to Viskase de Mexico S.A. de C.V.

The accompanying notes are an integral part of the consolidated financial statements.

     VISKASE HOLDING CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  GENERAL

Viskase Holding Corporation is a wholly owned subsidiary of Viskase Corporation. Viskase Corporation, in turn, is a wholly owned subsidiary of Envirodyne Industries, Inc. Viskase Holding Corporation serves as the direct or indirect parent company for the majority of Viskase Corporation's non-domestic operations. These subsidiaries are as follows:

Name of Subsidiary                 Parent of Subsidiary         Country of Business
-------------------------------    ---------------------------  ---------------------
Viskase Argentina S.A.             Viskase Holding Corporation   Argentina
Viskase Australia Limited          Viskase Holding Corporation   Australia
Viskase Brasil Embalagens Ltda.    Viskase Holding Corporation   Brazil
Viskase Europe Limited             Viskase Holding Corporation   United Kingdom
Viskase de Mexico S.A. de C.V.     Viskase Holding Corporation   Mexico
Viskase S.A.                       Viskase Europe Limited        France
Viskase Gmbh                       Viskase S.A.                  Germany
Viskase SPA                        Viskase S.A.                  Italy
Viskase Canada Inc.                Viskase S.A.                  Canada
Viskase ZAO                        Viskase S.A.                  Russia
Viskase Holdings Limited           Viskase S.A.                  United Kingdom
Filmco International Limited       Viskase Holdings Limited      United Kingdom
Viskase Limited                    Viskase Holdings Limited      United Kingdom
Viskase (UK) Limited               Viskase Limited               United Kingdom
Envirodyne S.A.R.L.                Viskase (UK) Limited          France

Viskase Holding Corporation conducts its operations through its subsidiaries and, for the most part, has no assets or liabilities other than its investments, accounts receivable and payable with affiliates, and intercompany loan and advances.

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne Industries, Inc. under Chapter 11 of the United States Bankruptcy Code. On January 7, 1993, several of the subsidiaries of Envirodyne Industries, Inc., including Viskase Holding Corporation, each filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). None of the subsidiaries of Viskase Holding Corporation entered into Chapter
11. On December 17, 1993, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (Plan of Reorganization) with respect to Envirodyne Industries, Inc. (Envirodyne) and certain of its subsidiaries, including Viskase Holding Corporation. The Plan of Reorganization was consummated and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993 (Effective Date). For accounting purposes, the Plan of Reorganization was deemed to be effective as of December 31, 1993.

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

Reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

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

(D)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $4,074 and $8,074 of short-term investments at December 26, 1996 and December 28, 1995, respectively.

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


4.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $1,404 and $2,256 at December 26, 1996, and at December 28, 1995, respectively.


5.  INVENTORIES (dollars in thousands)

Inventories consisted of:
                                 December 26,    December 28,
                                     1996             1995
                                 -----------     -----------
Raw materials                      $ 3,728          $ 5,299
Work in process                     11,395           13,342
Finished products                   21,386           19,592
                                   -------          -------
                                   $36,509          $38,233
                                   =======          =======

Inventories were net of reserves for obsolete and slow moving inventory of $1,283 and $1,331 at December 26, 1996 and December 28, 1995, respectively.


6.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                 December 26,    December 28,
                                     1996             1995
                                 -----------     -----------

Property, plant and equipment:
  Land and improvements            $  5,394       $  5,319
  Buildings and improvements         30,349         30,236
  Machinery and equipment           117,312        114,212
  Construction in progress            4,916            283
Capital Leases:
  Machinery and equipment               204            367
                                   --------       --------
                                   $158,175       $150,417
                                   ========       ========

Maintenance and repairs charged to costs and expenses for 1996, 1995, and 1994 aggregated $8,374, $10,288 and $10,748, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 32 years.


7.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:

                                 December 26,    December 28,
                                     1996             1995
                                 -----------     -----------

Compensation and employee benefits  $10,287        $ 9,446
Taxes                                 6,073          1,585
Accrued volume and sales discounts    5,101          5,320
Inventory received not billed         2,805          1,205
Other                                 7,411          4,386
                                    -------        -------
                                    $31,677        $21,942
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

Outstanding short-term and long-term debt consisted of:

                                 December 26,    December 28,
                                     1996             1995
                                 -----------     -----------

Short-term debt and current
  maturity of long-term debt:
  Current maturity of Viskase
    Limited Term Loan (4.7%)      $1,876            $2,033
  Other                            2,233             4,064
                                  ------            ------
  Total short-term debt           $4,109            $6,097
                                  ======            ======
Long-term debt:
  Viskase Limited
    Term Loan (4.7%)              $4,690            $7,115
  Other                              164               606
                                  ------            ------
  Total long-term debt            $4,854            $7,721
                                  ======            ======

The fair value of the Company's debt obligation is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. The fair values of debt obligations approximated their carrying values.

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                 Total
                                ------
                1997            $3,211
                1998             1,981
                1999             1,875
                2000               939
                2001                 -

9.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 26, 1996, are:

              1997                            $  745
              1998                               247
              1999                               129
              2000                                 6
              2001                                 3
              Total thereafter
                                              ------
              Total minimum lease payments    $1,130
                                              ======

Total rent expense during 1996, 1995 and 1994 amounted to $2,905, $3,750, and $2,350, respectively.


10.  RETIREMENT PLANS (dollars in thousands)

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1996, 1995 and 1994 was $1,972, $1,383, and $1,043, respectively.
As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,204; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,569.

The Company's postretirement benefits are not material.


11.  CONTINGENCIES (dollars in thousands)

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC was infringing on various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. On November 8, 1996, after a three week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. On December 5, 1996, ANC posted a supersedeas bond in the amount of $108 million and the Court entered an order staying Viskase's enforcement of the judgment. The Court also entered an order permanently enjoining ANC from making or selling infringing products after December 23, 1996.

The judgment is not final and the parties are presently engaged in the post-judgment motion phase of the case. ANC has filed motions to reduce the damage award by at least $75 million or alternatively, grant ANC a new trial. Viskase is seeking a determination that the case be deemed "exceptional" and that the award be increased by approximately $46 million which includes compensatory damages for ANC's infringement during the period of October 1, 1996 through December 23, 1996 and additional damages for prejudgment interest, attorneys' fees and related expenses. Due to ANC's willful infringement of the patents, Viskase has asked the court to treble the compensatory award. These motions are all pending before the Court and rulings are expected in the second quarter 1997. Meanwhile post-judgment interest is accruing on the $102.4 million award from November 8, 1996 at an annual rate of 5.49%. The Company expects ANC to aggressively contest the award and to appeal any final judgment. The award and any pending claims for additional damages have not been recorded in the Company's financial statements.

The Company and its subsidiaries are involved in various legal proceedings arising out of its business and other environmental matters, none of which is expected to have a material adverse effect upon its results of operations, cash flows or financial position.

12.  INCOME TAXES (dollars in thousands)

The provision (benefit) for income taxes consisted of:


                         December 29,   December 30,   January 1,
                           1995 to        1994 to          to
                         December 26,   December 28,  December 29,
                            1996           1995           1994
                         -----------    -----------   -----------
Current:
  Federal                   $1,909         $1,316       $4,479
  Foreign                    4,365            950        4,652
  State and local              379            243          766
                            ------         ------       ------
                             6,653          2,509        9,897
                            ------         ------       ------
Deferred:
  Federal
  Foreign                      393          2,098          128
  State and local
                           -------        -------      -------
                               393          2,098          128
                           -------        -------      -------
                           $ 7,046        $ 4,607      $10,025
                           =======        =======      =======

A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:

                         December 29,   December 30,   January 1,
                           1995 to        1994 to          to
                         December 26,   December 28,  December 29,
                            1996           1995           1994
                         -----------    -----------   -----------

Statutory federal tax rate   35.0%         35.0%         35.0%
Increase (decrease)
  in tax rate due to:
  State and local taxes
    net of related federal
    tax benefit               1.5           2.3           2.5
  Net effect of taxes
    relating to
    foreign operations        7.9          30.4          11.1
  Other                       (.6)           .4           1.6
                             ----          ----          ----
Consolidated effective
  tax rate                   43.8%         68.1%         50.2%
                             ====          ====          ====

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1996 are as follows:

                                         Temporary Difference           Tax Effected
                                      --------------------------  ---------------------------
                                      Deferred Tax  Deferred Tax  Deferred Tax   Deferred Tax
                                          Assets    Liabilities      Assets       Liabilities
                                      ------------  ------------  ------------   ------------
Depreciation basis differences                        $70,911                       $25,206
Pension and healthcare                                  1,684                                        605
Other accruals, reserves, and other       $6,457        3,813       $2,363            1,451
                                          ------      -------       ------          -------
                                          $6,457      $76,408       $2,363          $27,262
                                          ======      =======       ======          =======

At December 26, 1996, the Company had $16,393 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

Domestic earnings or (losses) after extraordinary gain or loss and before income taxes were approximately $6,156, $3,937 and $12,634 in 1996, 1995 and 1994, respectively. Foreign earnings or (losses) before income taxes were approximately $9,942, $2,832 and $7,329 in 1996, 1995 and 1994, respectively.


13.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs are expensed as incurred and totaled $1,282, $1,106, and $1,562, for 1996, 1995, and 1994, respectively.

14.  RELATED PARTY TRANSACTIONS (dollars in thousands)

Intercompany loans and advances:
-------------------------------

                                                               December 26,    December 28,
                                                                   1996             1995
                                                               -----------     -----------
Viskase S.A. 12% promissory note due to Envirodyne               $ 7,000         $25,142
Viskase Limited 12% promissory note due to Envirodyne             13,681
Viskase S.A. promissory note due to Envirodyne                                    17,440
Accrued interest on Viskase S.A. promissory note                                      83
Viskase United Kingdom Limited promissory note
  due to Envirodyne, including accrued interest                                      419

Advances:
  Viskase Corporation to Viskase Holding Corporation              38,010          38,010
                                                                 -------         -------
                                                                 $58,691         $81,094
                                                                 =======         =======

The 12% promissory notes due to Envirodyne are payable on demand.
Interest is payable semiannually on June 30 and December 31.

The Viskase S.A. promissory note due to Envirodyne was payable on demand and bore interest at a rate of 10.00%. The note was repaid in fiscal 1996.

The $2.5 million Viskase United Kingdom Limited promissory note due to Envirodyne was payable on demand and bore interest at a rate of 8.00%. The balance of the note was repaid in fiscal 1996.

The Viskase Corporation advance to Viskase Holding Corporation is payable on demand.

License Agreements
------------------
Viskase Holding Corporation has been granted the right to license
Viskase Corporation's patents and technology pursuant to a license agreement between Viskase Corporation and Viskase Holding
Corporation.


Intercompany transactions:
-------------------------
In 1996, 1995 and 1994, the Company was charged $999, $1,022 and
$756, respectively, by Viskase Corporation for management services. In 1996, 1995 and 1994, the Company was charged $520, $687 and
$100, respectively, by Envirodyne for management services.

During 1996, 1995 and 1994, the Company purchased semi-finished and finished inventory from Viskase Sales Corporation in the amount of $32,489, $26,953 and $23,114, respectively. In addition, during 1996, 1995 and 1994, the Company had sales of inventory to Viskase Sales Corporation in the amount of $7,842, $7,329 and $5,632, respectively.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value as of December 26, 1996 of the Company's financial instruments. (Refer to Notes 3 and 8.)

                                     Carrying         Estimated
                                      Value          Fair  Value
                                     --------        -----------
Assets:
  Cash and equivalents               $16,171           $16,171
  Foreign currency contracts          12,995            12,337

Liabilities:
  Long-term debt                       7,742             7,742


16.  PATENT LITIGATION SETTLEMENT (dollars in thousands)

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


17.  SUBSEQUENT EVENTS (dollars in thousands)

In March 1997 the Company announced that it was exploring the potential sale of Viskase Corporation's PVC film business.
Viskase's plants in Aurora, Ohio, and Sedgefield, England, would be affected by a sale. Net sales of PVC films in 1996 totaled approximately $54 million.

In March 1997, Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase Corporation has cooperated fully with the investigation.

         ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES           SCHEDULE II
              VALUATION AND QUALIFYING ACCOUNTS

                        (in thousands)

                                  Balance at   Provision                                       Balance
                                   Beginning  Charged to                                        at End
      Description                 of  Period    Expense    Write-offs  Recoveries   Other(1)  of Period
      --------------------        ----------  -----------  ----------  ----------   -------   ---------
1996  for the year ended
      December 26
      Allowance for
      doubtful accounts             $3,224        $  659     $(2,293)      $ 469      $ (8)     $2,051

1995  for the year ended
      December 28
      Allowance for
      doubtful accounts              2,136         1,403        (472)          6       151       3,224

1994  for the year ended
      December 29
      Allowance for
      doubtful accounts              2,872           939      (1,824)         21       128       2,136


1996  for the year ended
      December 26
      Reserve for obsolete and
      slow moving inventory          3,818         1,805      (1,210)                  (16)      4,397

1995  for the year ended
      December 28
      Reserve for obsolete and
      slow moving inventory          5,353         1,264      (2,868)                   69       3,818

1994  for the year ended
      December 29
      Reserve for obsolete and
      slow moving inventory          5,425         2,936      (3,123)                  115       5,353



(1)   Foreign currency translation.