Form 10-Q
period 1997-03-27
ENVIRODYNE INDUSTRIES INC
filed 1997-05-12
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          ---------------
                             FORM 10-Q

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 27, 1997
                                             ---------------

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

     As of May 9, 1997, there were 14,564,233 shares outstanding of the registrant's Common Stock, $.01 par value.

                          Page 1 of    Pages
               INDEX TO FINANCIAL STATEMENTS



       ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at March 27, 1997 (unaudited)
     and December 26, 1996                                   4

Unaudited consolidated statements of operations
     for the three months ended March 27, 1997
     and March 28, 1996                                      5

Unaudited consolidated statements of cash flows
     for the three months ended March 27, 1997
     and March 28, 1996                                      6

Notes to consolidated financial statements                   7


        VISKASE HOLDING CORPORATION AND SUBSIDIARIES

    UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at March 27, 1997 (unaudited)
     and December 26, 1996                                  17

Unaudited consolidated statements of operations for
     the three months ended March 27, 1997
     and March 28, 1996                                     18

Unaudited consolidated statements of cash flows
     for the three months ended March 27, 1997
     and March 28, 1996                                     19

Notes to consolidated financial statements                  20

                      PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        --------------------

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 26, 1996 (1996 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1996 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 26, 1996 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                                       March 27,     December 26,

                                         1997           1996
                                      ------------   -----------
                                           (in thousands)

ASSETS
  Current assets:
    Cash and equivalents            $   28,800        $  41,794
    Receivables, net                    75,465           79,174
    Inventories                         97,910           95,012
    Other current assets                32,560           22,141
                                      --------         --------
       Total current assets            234,735          238,121

  Property, plant and equipment,
    including those under capital
    leases                             565,749          578,704
    Less accumulated depreciation
      and amortization                 120,035          116,896
                                      --------         --------
    Property, plant and
      equipment, net                   445,714          461,808

  Deferred financing costs               5,537            5,902
  Other assets                          41,446           42,809
  Excess reorganization value          122,490          125,107
                                      --------         --------
                                      $849,922         $873,747
                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including
      current portion of long-term
      debt and obligations
      under capital leases            $ 13,293       $   11,291
    Accounts payable                    35,065           37,015
    Accrued liabilities                 84,280           82,109
                                      --------         --------
       Total current liabilities       132,638          130,415

  Long-term debt including
    obligations
    under capital leases               510,995          521,179

  Accrued employee benefits             53,038           53,697
  Deferred and noncurrent
    income taxes                        57,779           64,811

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      14,552,233 shares issued and
      outstanding at March 27, 1997
      and 14,545,107 shares at
      December 26, 1996                    146              145
    Paid in capital                    135,148          135,100
    Accumulated (deficit)              (41,366)         (38,813)
    Cumulative foreign currency
      translation adjustments            1,626            7,305
    Unearned restricted stock
      issued for future service            (82)             (92)
                                      --------         --------
        Total stockholders' equity      95,472          103,645
                                      --------         --------
                                      $849,922         $873,747
                                      ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three   Months  Ended
                                       --------------------------
                                        March             March
                                       27, 1997         28, 1996
                                       ----------       ---------
                                        (in thousands, except for
                                            number of shares and
                                             per share amounts)

NET SALES                              $154,539          $159,736

COSTS AND EXPENSES
  Cost of sales                         115,998           119,709
  Selling, general
    and administrative                   27,075            26,642
  Amortization of intangibles
    and excess reorganization value       4,052             4,091
                                       --------          --------
OPERATING INCOME                          7,414             9,294


  Interest income                           504               391
  Interest expense                       14,259            14,876
  Other expense (income), net              (388)            3,036
                                       --------          --------

(LOSS) BEFORE INCOME TAXES               (5,953)           (8,227)

  Income tax (benefit)                   (3,400)           (2,300)
                                       --------          --------

NET (LOSS)                             $ (2,553)         $ (5,927)
                                       ========          ========

WEIGHTED AVERAGE
  COMMON SHARES                      14,547,378        13,737,748


NET (LOSS) PER SHARE                      $(.18)            $(.43)
                                          =====             =====



The accompanying notes are an integral part of the consolidated financial statements.

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Three    Months   Ended
                                                                    --------------------------
                                                                     March 27,        March 28,
                                                                       1997             1996
                                                                    ----------        ---------
                                                                          (in thousands)
Cash flows from operating activities:
  Net (loss)                                                        $ (2,553)         $ (5,927)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization under capital lease               11,228            10,974
      Amortization of intangibles and excess
        reorganization value                                           4,052             4,091
      Amortization of deferred financing fees and discount               379               579
      (Decrease) in deferred and
        noncurrent income taxes                                       (5,270)           (3,866)
      Foreign currency transaction loss (gain)                         1,357                47
      (Gain) on disposition of assets                                 (1,075)               (2)

      Changes in operating assets and liabilities:
        Accounts receivable                                            1,665             2,307
        Inventories                                                   (7,091)           (6,212)
        Other current assets                                         (10,811)          (10,558)
        Accounts payable and accrued liabilities                       3,097            14,243
        Other                                                         (1,949)              191
                                                                     -------           -------
      Total adjustments                                               (4,418)           11,794
                                                                     -------           -------
        Net cash provided by (used in) operating activities           (6,971)            5,867

Cash flows from investing activities:
  Capital expenditures                                               (10,399)           (6,543)
  Proceeds from disposition of assets                                 11,827                49
                                                                     -------           -------
        Net cash provided by (used in) investing activities            1,428            (6,494)

Cash flows from financing activities:
  Issuance of common stock                                                59
  Deferred financing costs                                               (72)
  Repayment of revolving loan, long-term borrowings
    and capital lease obligation                                      (6,785)           (7,202)
                                                                     -------           -------
        Net cash (used in) financing activities                       (6,798)           (7,202)

Effect of currency exchange rate changes on cash                        (653)              506
                                                                     -------           -------
Net (decrease) in cash and equivalents                               (12,994)           (7,323)
Cash and equivalents at beginning of period                           41,794            30,325
                                                                     -------           -------
Cash and equivalents at end of period                                $28,800           $23,002
                                                                     =======           =======

-----------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Interest paid                                                      $12,684           $13,379
  Income taxes paid                                                  $   319           $   453

The accompanying notes are an integral part of the consolidated financial statements.

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:

                              March                December
                            27, 1997               26, 1996
                           ----------             ----------
Raw materials               $ 16,636               $ 14,960
Work in process               29,524                 29,057
Finished products             51,750                 50,995
                            --------               --------
                            $ 97,910               $ 95,012
                            ========               ========

Approximately 59% of the inventories at March 27, 1997 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $5 million at March 27, 1997.


2. DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                         March       December
                                       27, 1997      26, 1996
                                      ----------    ----------

Short-term debt, current
  maturity of long-term
  debt, and capital lease
  obligation:

  Current maturity of Viskase
    Capital Lease Obligation            $ 9,675       $ 6,633
  Current maturity of Viskase
    Limited Term Loan (3.9%)              1,731         1,876
  Other                                   1,887         2,782
                                        -------       -------
      Total short-term debt             $13,293       $11,291
                                        =======       =======
Long-term debt:

  12% Senior Secured Notes due 2000    $160,000      $160,000
  10.25% Senior Notes due 2001          219,262       219,262
  Viskase Capital Lease Obligation      124,873       134,549
  Viskase Limited Term Loan (3.9%)        4,330         4,690
  Other                                   2,530         2,678
                                       --------      --------
      Total long-term debt             $510,995      $521,179
                                       ========      ========



3.  CONTINGENCIES

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

In ARTRA Group Incorporated v. Salomon Brothers Holding Company
   ------------------------------------------------------------
Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P.,
-------------------------------------------------------
Donald P. Kelly, Charles K. Bobrinskoy, James L. Massey,
-------------------------------------------------------
William Rifkind and Michael Zimmerman, Case No. 93 A 1616,
-------------------------------------
United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization (ARTRA I). In ARTRA Group Incorporated v. Salomon
                -------      -----------------------------------
Brothers Holding Company Inc, Salomon Brothers Inc, D.P. Kelly
--------------------------------------------------------------
& Associates, L.P., Donald P. Kelly, Charles K. Bobrinskoy and
--------------------------------------------------------------
Michael Zimmerman, Case No. 93 L 2198, Circuit Court of the
-----------------
Eighteenth Judicial Circuit, DuPage County, Illinois, ARTRA alleges breach of fiduciary duty, fraudulent and negligent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald (ARTRA II). The
                                           --------
plaintiff seeks damages in the total amount of $136.2 million plus interest and punitive damages of $408.6 million. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkind and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Upon a motion of the defendants, the Bankruptcy Court dismissed ARTRA's claims in ARTRA I. ARTRA
                                             -------
appealed to the U.S. District Court and on October 31, 1996, the U.S. District Court affirmed the Bankruptcy Court's decision. ARTRA has appealed to the U.S. Court of Appeals for the Seventh Circuit. All briefs have been filed and the parties are awaiting oral argument.

Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P.
and Mr. Kelly for the payment of legal fees in ARTRA I. Although
                                               -------
the Company is not a party to either case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if adjudicated in a manner similar to that in the Envirodyne bank-ruptcy case, would render it difficult for the plaintiff to establish liability or prove damages. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.

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

In February 1996 Clear Shield National and three other plastic cutlery manufacturers were named as defendants in the following three civil complaints: Eisenberg Brothers, Inc., on behalf of
                        --------------------------------------
itself and all others similarly situated, v. Amcel Corp., Clear
---------------------------------------------------------------
Shield National, Inc., Dispoz-O Plastics Corp. and Benchmark
------------------------------------------------------------
Holdings, Inc. t/a Winkler Products, Civil Action No. 96-728,
-----------------------------------
United States District Court for the Eastern District of Pennsylvania; St. Cloud Restaurant Supply Company v. Amcel
              --------------------------------------------
Corp., Clear Shield National, Inc., Dispoz-O Plastics Corp. and
---------------------------------------------------------------
Benchmark Holdings, Inc. t/a Winkler Products, Case No. 96C
---------------------------------------------
0777, United States District Court for the Northern District of Illinois, Eastern Division; and Servall Products, Inc., on
                                --------------------------
behalf of itself and all others similarly situated, v. Amcel
------------------------------------------------------------
Corporation, Clear Shield National, Inc., Dispoz-O Plastics
-----------------------------------------------------------
Corporation and Benchmark Holdings, Inc. t/a Winkler Products,
-------------------------------------------------------------
Civil Action No. 96-1116, United States District Court for the Eastern District of Pennsylvania. Each of the complaints alleges, among other things, that from October 1990 through April 1992 the defendants unlawfully conspired to fix the prices at which plastic cutlery would be sold. The Company has informed the plaintiffs that such claims as they relate to Clear Shield were discharged by the order of the Bankruptcy Court and Plan of Reorganization and that the plaintiffs are permanently enjoined from pursuing legal action to collect discharged claims.

On February 27, 1996, the plaintiff in the St. Cloud case
                                           ---------
voluntarily dismissed the action without prejudice and refiled its action in the United States District Court for the Eastern District of Pennsylvania but did not name Clear Shield National as a defendant. On March 14, 1996, Eisenberg Brothers Inc.,
St. Cloud and Servall filed a motion in Clear Shield National's Bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division contending that the Bankruptcy Court's order did not discharge the plaintiff's claim. On March 19, 1997, the Bankruptcy Court denied their motion and granted the Company's cross motion for summary judgement. Eisenberg Brothers, Inc. has appealed the Bankruptcy Court's decision to the U.S. District Court.

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

4.  ACCOUNTING STANDARDS

The Company will implement the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which will be effective for interim and annual financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the previous standards for computing earnings per share, replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, which applies to the Company. Management believes that adoption of SFAS No. 128 will not have a material effect on the Company's earnings per share amounts.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS No. 129), which will be effective for interim and annual financial statements issued for periods ending after December 15, 1997. SFAS No. 129 requires that companies include additional detail in disclosures about capital structure related to rights and privileges associated with outstanding security issues. Management believes that adoption of SFAS No. 129 will not have a material effect on the Company.

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

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATING BALANCE SHEETS
                              MARCH 27, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations (1)     Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                          $ 13,070       $   (14)          $ 15,744                         $28,800
    Receivables and advances, net                   77,813        53,179             44,840      $ (100,367)         75,465
    Inventories                                                   64,590             34,679          (1,359)         97,910
    Other current assets                               434        22,696              9,430                          32,560
                                                  --------      --------           --------       ---------        --------
      Total current assets                          91,317       140,451            104,693        (101,726)        234,735

Property, plant and equipment including
  those under capital lease                            143       428,928            136,678                         565,749
  Less accumulated depreciation
    and amortization                                   102        95,089             24,844                         120,035
                                                  --------      --------           --------       ---------        --------
Property, plant and equipment, net                      41       333,839            111,834                         445,714

Deferred financing costs                             4,791                              746                           5,537
Other assets                                                      39,492              1,954                          41,446
Investment in subsidiaries                          57,363       119,449                           (176,812)
Excess reorganization value                                       85,939             36,551                         122,490
                                                  --------      --------           --------       ---------        --------
                                                  $153,512      $719,170           $255,778       $(278,538)       $849,922
                                                  ========      ========           ========       =========        ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                            $ 10,223             $3,070                       $  13,293
    Accounts payable and advances                   $   35       102,340             33,057      $ (100,367)         35,065
    Accrued liabilities                             16,468        37,611             30,201                          84,280
                                                  --------      --------           --------       ---------        --------

      Total current liabilities                     16,503       150,174             66,328        (100,367)        132,638

Long-term debt including obligation
  under capital lease                              379,262       127,250              4,483                         510,995

Accrued employee benefits                                         48,842              4,196                          53,038
Deferred and noncurrent income taxes                28,228         6,739             22,812                          57,779
Intercompany loans                                (365,953)      340,000             25,953

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,552,233 shares issued and
    outstanding                                        146             3             32,738         (32,741)            146
  Paid in capital                                  135,148        87,899             87,871        (175,770)        135,148
  Accumulated earnings (deficit)                   (41,366)      (43,310)             9,824          33,486         (41,366)
  Cumulative foreign currency
    translation adjustments                          1,626         1,573              1,573          (3,146)          1,626
  Unearned restricted stock issued
    for future services                                (82)                                                             (82)
                                                  --------      --------           --------       ---------        --------
    Total stockholders' equity                      95,472        46,165            132,006        (178,171)         95,472
                                                  --------      --------           --------       ---------        --------
                                                  $153,512      $719,170           $255,778       $(278,538)       $849,922
                                                  ========      ========           ========       =========        ========

(1) Elimination of intercompany receivables, payables and investment accounts. /TABLE

                ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATING BALANCE SHEETS
                              DECEMBER 26, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations (1)     Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)


ASSETS
  Current assets:
    Cash and equivalents                          $ 25,785      $   (162)          $ 16,171                         $41,794
    Receivables and advances, net                   61,960        70,258             46,032       $ (99,076)         79,174
    Inventories                                                   59,730             36,509          (1,227)         95,012
    Other current assets                               187        11,730             10,224                          22,141
                                                  --------      --------           --------       ---------        --------
      Total current assets                          87,932       141,556            108,936        (100,303)        238,121

Property, plant and equipment including
  those under capital lease                            133       420,396            158,175                         578,704
  Less accumulated depreciation
    and amortization                                    95        86,715             30,086                         116,896
                                                  --------      --------           --------       ---------        --------
Property, plant and equipment, net                      38       333,681            128,089                         461,808

Deferred financing costs                             5,144                              758                           5,902
Other assets                                                      40,784              2,025                          42,809
Investment in subsidiaries                          64,433       123,236                           (187,669)
Excess reorganization value                                       87,702             37,405                         125,107
                                                  --------      --------           --------       ---------        --------
                                                  $157,547      $726,959           $277,213       $(287,972)       $873,747
                                                  ========      ========           ========       =========        ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                            $  7,182             $4,109                       $  11,291
    Accounts payable and advances                   $   35        85,156             50,900       $ (99,076)         37,015
    Accrued liabilities                              6,197        44,235             31,677                          82,109
                                                  --------      --------           --------       ---------        --------
      Total current liabilities                      6,232       136,573             86,686         (99,076)        130,415

Long-term debt including obligation
  under capital lease                              379,262       137,063              4,854                         521,179

Accrued employee benefits                                         49,366              4,331                          53,697
Deferred and noncurrent income taxes                29,088        10,824             24,899                          64,811
Intercompany loans                                (360,680)      340,000             20,681              (1)

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
                                                  ========      ========           ========       =========        ========

(1) Elimination of intercompany receivables, payables and investment accounts. /TABLE

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THREE MONTHS ENDED MARCH 27, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)

NET SALES                                                       $101,378            $64,227        $(11,066)       $154,539

COSTS AND EXPENSES
  Cost of sales                                                   78,568             48,383         (10,953)        115,998
  Selling, general and administrative               $1,097        14,553             11,425                          27,075
  Amortization of intangibles and
    excess reorganization value                                    3,267                785                           4,052
                                                  --------      --------           --------       ---------        --------
OPERATING INCOME (LOSS)                             (1,097)        4,990              3,634            (113)          7,414

  Interest income                                      383                              121                             504
  Interest expense                                  11,027         2,846                386                          14,259
  Intercompany interest expense (income)           (10,106)        9,351                755
  Management fees (income)                          (1,170)          876                294
  Other expense (income), net                        1,481          (927)              (942)                           (388)
  Equity loss (income) in subsidiary                 1,373        (1,952)                               579
                                                  --------      --------           --------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES                   (3,319)       (5,204)             3,262            (692)         (5,953)
  Income tax provision (benefit)                      (766)       (3,944)             1,310                          (3,400)
                                                  --------      --------           --------       ---------        --------
NET INCOME (LOSS)                                  $(2,553)      $(1,260)            $1,952         $  (692)       $ (2,553)
                                                  ========      ========           ========       =========        ========

                ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING CASH FLOWS
                    FOR THREE MONTHS ENDED MARCH 27, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
Net cash provided by (used in)
  operating activities                             $(7,705)      $14,377           $(13,643)                        $(6,971)

Cash flows from investing activities:
  Capital expenditures                                 (10)       (8,562)            (1,827)                        (10,399)
  Proceeds from disposition of assets                              1,105             10,722                          11,827
                                                  --------      --------           --------       ---------        --------
      Net cash provided by (used in)
        investing activities                           (10)       (7,457)             8,895                           1,428

Cash flows from financing activities:
  Issuance of common stock                              59                                                               59
  Deferred financing costs                             (26)                             (46)                            (72)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                      (6,772)               (13)                         (6,785)
  Increase (decrease) in Envirodyne loan            (5,033)                           5,033
                                                  --------      --------           --------       ---------        --------
      Net cash provided by (used in)
        financing activities                        (5,000)       (6,772)             4,974                          (6,798)
Effect of currency exchange rate
  changes on cash                                                                      (653)                           (653)
                                                  --------      --------           --------       ---------        --------
Net increase (decrease) in cash
  and equivalents                                  (12,715)          148               (427)                        (12,994)
Cash and equivalents at beginning of period         25,785          (162)            16,171                          41,794
                                                  --------      --------           --------       ---------        --------
Cash and equivalents at end of period             $ 13,070        $  (14)           $15,744                         $28,800
                                                  ========      ========           ========       =========        ========
/TABLE

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THREE MONTHS ENDED MARCH 28, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                       $102,481            $66,212        $ (8,957)       $159,736

COSTS AND EXPENSES
  Cost of sales                                                   78,867             50,458          (9,616)        119,709
  Selling, general and administrative               $1,546        14,921             10,175                          26,642
  Amortization of intangibles and
    excess reorganization value                                    3,228                863                           4,091
                                                  --------      --------           --------       ---------        --------
OPERATING INCOME (LOSS)                             (1,546)        5,465              4,716             659           9,294

  Interest income                                      216                              175                             391
  Interest expense                                  10,940         3,343                593                          14,876
  Intercompany interest expense (income)           (10,513)        9,379              1,134
  Management fees (income)                          (1,591)        1,218                373
  Other expense (income), net                        2,210           173                653                           3,036
  Equity Loss (income) in subsidiary                 4,478        (1,164)                            (3,314)
                                                  --------      --------           --------       ---------        --------

INCOME (LOSS) BEFORE INCOME TAXES                   (6,854)       (7,484)             2,138           3,973          (8,227)
  Income tax provision (benefit)                      (927)       (2,347)               974                          (2,300)
                                                  --------      --------           --------       ---------        --------
NET INCOME (LOSS)                                  $(5,927)     $ (5,137)           $ 1,164        $  3,973         $(5,927)
                                                  ========      ========           ========       =========        ========

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATING CASH FLOWS
                FOR THREE MONTHS ENDED MARCH 28, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
Net cash provided by (used in)
  operating activities                           $ (11,061)      $ 9,527             $7,401                         $ 5,867

Cash flows from investing activities:
  Capital expenditures                                  (3)       (5,919)              (621)                         (6,543)
  Proceeds from disposition of assets                                 35                 14                              49
                                                  --------      --------           --------       ---------        --------

      Net cash (used in) investing activities           (3)       (5,884)              (607)                         (6,494)

Cash flows from financing activities:
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                      (6,052)            (1,150)                         (7,202)
  Increase (decrease) in Envirodyne loan             9,540                           (9,540)
                                                  --------      --------           --------       ---------        --------
      Net cash provided by (used in)
        financing activities                         9,540        (6,052)           (10,690)                         (7,202)
Effect of currency exchange rate changes
  on cash                                                                               506                             506
                                                  --------      --------           --------       ---------        --------
Net increase (decrease) in cash
  and equivalents                                   (1,524)       (2,409)            (3,390)                         (7,323)
Cash and equivalents at beginning
  of period                                         18,013           486             11,826                          30,325
                                                  --------      --------           --------       ---------        --------
Cash and equivalents at end
  of period                                        $16,489      $ (1,923)           $ 8,436                         $23,002
                                                  ========      ========           ========       =========        ========
/TABLE

           VISKASE HOLDING CORPORATION AND SUBSIDIARIES

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 26, 1996 (1996 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1996 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 26, 1996 was derived from the audited Viskase Holding Corporation's consolidated financial statements included in Envirodyne Industries, Inc.'s annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

               VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                          March 27,    December 26,
                                            1997          1996
                                         ------------  -----------
                                              (in thousands)

ASSETS
  Current assets:
    Cash and equivalents                 $  15,744     $  16,171
    Receivables, net                        41,796        43,634
    Receivables, affiliates                 46,674        51,269
    Inventories                             34,679        36,509
    Other current assets                     9,430        10,224
                                          --------      --------
           Total current assets            148,323       157,807

  Property, plant and equipment            136,678       158,175
    Less accumulated depreciation           24,844        30,086
                                          --------      --------
    Property, plant and equipment, net     111,834       128,089

  Deferred financing costs                     746           758
  Other assets                               1,954         2,025
  Excess reorganization value               36,551        37,405
                                          --------      --------
                                          $299,408      $326,084
                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt            $ 3,070     $   4,109
    Accounts payable                        11,280        13,736
    Accounts payable and
      advances, affiliates                  29,316        51,891
    Accrued liabilities                     30,201        31,677
                                          --------      --------
           Total current liabilities        73,867       101,413

  Long-term debt                             4,483         4,854

  Accrued employee benefits                  4,196         4,331
  Deferred and noncurrent income taxes      22,812        24,899
  Intercompany loans                        63,963        58,691

  Commitments and contingencies

  Stockholders' equity:
    Common stock, $1.00 par value,
      1,000 shares authorized;
      100 shares issued and outstanding
    Paid in capital                        103,463       103,463
    Retained earnings                       25,051        21,152
    Cumulative foreign currency
      translation adjustments                1,573         7,281
                                          --------      --------
           Total stockholders' equity      130,087       131,896
                                          --------      --------
                                          $299,408      $326,084
                                          ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

           VISKASE HOLDING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Three   Months   Ended
                                            ----------------------
                                            March 27,     March 28,
                                              1997          1996
                                            ---------     ---------
                                            (in thousands, except
                                             for number of shares
                                             and per share amounts)


NET SALES                                    $64,227       $66,212

COSTS AND EXPENSES
  Cost of sales                               48,383        50,458
  Selling, general
    and administrative                         9,863         8,912
  Amortization of intangibles
    and excess reorganization value              785           863
                                             -------       -------
OPERATING INCOME                               5,196         5,979

  Interest income                                121           175
  Interest expense                               386           593
  Intercompany interest expense                  755         1,134
  Management fees                                294           373
  Other expense (income), net                 (1,942)          653
                                             -------       -------
INCOME BEFORE INCOME TAXES                     5,824         3,401

  Income tax provision                         1,925         1,472
                                             -------       -------
NET INCOME                                   $ 3,899       $ 1,929
                                             =======       =======
WEIGHTED AVERAGE
  COMMON SHARES                                  100           100

NET INCOME PER SHARE                         $38,990       $19,290
                                             =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three    Months   Ended
                                                                  ------------------------------
                                                                    March 27,        March 28,
                                                                      1997              1996
                                                                  -----------       ------------
                                                                          (in thousands)
Cash flows from operating activities:
  Net income                                                        $ 3,899            $ 1,929
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                    2,847              2,982
      Amortization of intangibles and excess
        reorganization value                                            785                863
      Amortization of deferred financing fees and discount                                  57
      (Decrease) in deferred and
        noncurrent income taxes                                        (418)              (536)
      (Gain) on disposition of assets                                (1,000)               (14)

      Changes in operating assets and liabilities:
        Accounts receivable                                            (206)             2,872
        Accounts receivable, affiliates                               1,684                 97
        Inventories                                                  (2,363)              (338)
        Other current assets                                            535                591
        Accounts payable and accrued liabilities                     (5,937)             2,865
        Accounts payable, affiliates                                (14,469)            (3,964)
        Other                                                                               (3)
                                                                   --------            -------
      Total adjustments                                             (18,542)             5,472
                                                                   --------            -------
        Net cash provided by (used in) operating activities         (14,643)             7,401

Cash flows from investing activities:
  Capital expenditures                                               (1,827)              (621)
  Proceeds from disposition of assets                                11,722                 14
                                                                   --------            -------
        Net cash provided by (used in) investing activities           9,895               (607)

Cash flows from financing activities:
  Deferred financing costs                                              (46)
  Repayment of revolving loan and long-term borrowings                  (13)            (1,150)
  Increase (decrease) in Envirodyne loan and advances                 5,033             (9,540)
                                                                   --------            -------
        Net cash provided by (used in) financing activities           4,974            (10,690)

Effect of currency exchange rate changes on cash                       (653)               506
                                                                   --------            -------
Net (decrease) in cash and equivalents                                 (427)            (3,390)
Cash and equivalents at beginning of period                          16,171             11,826
                                                                   --------            -------
Cash and equivalents at end of period                               $15,744            $ 8,436
                                                                    =======            =======

-----------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                        $ 49               $138
  Income taxes paid                                                    $153               $250

The accompanying notes are an integral part of the consolidated financial statements.

        VISKASE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                           March 27,     December 26,
                             1997           1996
                           ---------     -----------

Raw materials               $ 4,363          3,728
Work in process              10,551         11,395
Finished products            19,765         21,386
                            -------        -------
                            $34,679        $36,509
                            =======        =======

2. CONTINGENCIES

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

3.  ACCOUNTING STANDARDS

The Company will implement the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which will be effective for interim and annual financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the previous standards for computing earnings per share, replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, which applies to the Company. Management believes that adoption of SFAS No. 128 will not have a material effect on the Company's earnings per share amounts.

The Company will implement the provisions of Statement of Financial
Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS No. 129), which will be effective for interim and annual financial statements issued for periods ending after December 15,
1997. SFAS No. 129 requires that companies include additional detail in disclosures about capital structure related to rights and privileges associated with outstanding security issues. Management believes that adoption of SFAS No. 129 will not have a material effect on the Company.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)
         ---------------------------------------------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                           Three   Months   Ended
                                           ----------------------
                                            March 27,    March 28,
                                              1997         1996
                                           ---------    ---------
                                              (in thousands)
Net sales:
  Food packaging products                  $135,614      $142,220
  Disposable foodservice supplies            18,925        17,678
  Other and eliminations                                     (162)
                                           --------      --------
                                           $154,539      $159,736
                                           ========      ========
Operating income:
  Food packaging products                    $7,037        $9,252
  Disposable foodservice supplies             1,474         1,595
  Other and eliminations                     (1,097)       (1,553)
                                           --------      --------
                                             $7,414        $9,294
                                           ========      ========
Depreciation and amortization
  under capital lease
  and amortization of intangible
  expense:
  Food packaging products                   $13,987       $13,837
  Disposable foodservice supplies             1,286         1,202
  Other                                           7            26
                                           --------      --------
                                            $15,280       $15,065

                                           ========      ========
Capital expenditures:
  Food packaging products                   $ 9,632       $ 5,509
  Disposable foodservice supplies               757         1,031
  Other                                          10             3
                                           --------      --------
                                            $10,399       $ 6,543
                                           ========      ========

Results of Operations
---------------------

The Company's net sales for the first three months of 1997 were $154.5 million, which represented a decrease of 3.3% over the first three months of 1996. Net sales at Viskase decreased by 3.6% over the prior year. The benefits of a stronger presence in the Latin American markets were offset by lower pricing due to competitive pressures in both the domestic and European markets. European sales were also negatively affected by foreign currency translation due to the strengthening of the U.S. dollar. First quarter net sales at Clear Shield increased 7.1% from the prior year primarily due to expansion into the West Coast markets. First quarter net sales at Sandusky decreased by 17.4% from the prior year due partially to the company's previously announced closing of its injection molding operation.

Operating income for the first three months of 1997 was $7.4 million, representing a decrease of 20.2% from the first three months of 1996. The decrease in operating income resulted primarily from declines in gross margins caused by continued price competition in the U.S. and Europe, particularly within the casing product lines. Additionally, lower volumes at Sandusky negatively affected gross margins.

On November 8, 1996, a jury awarded $102.4 million in damages to Viskase Corporation in its patent infringement lawsuit against ANC. Viskase brought suit against ANC with respect to its infringement of various Viskase patents relating to multilayer barrier plastic films used for fresh red meat, processed meat and poultry product applications. The jury found that ANC had willfully infringed Viskase's patents. Envirodyne expects ANC to appeal the award. This award has not been recorded in the Company's financial statements. (See Part 1, Note 3, Contingencies in Notes to Consolidated Financial Statements for Envirodyne Industries, Inc. and Subsidiaries.)

The British beef industry continues to be affected by concerns over bovine spongiform encephalopathy (BSE), or mad cow disease. While certain of our product lines in Europe are sold to customers in affected industries, Viskase's results have not been significantly impacted, nor does management expect any significant impact in the future.

Net interest expense for the three-month period totaled $13.8 million representing a decrease of $.7 million from the first three months of 1996. The decrease is a result of the combination of lower borrowing levels, a reduction in amortization of deferred financing fees and the effects of translation.

Other income (expense) approximated $.4 million and $(3.0) million for the first three months of 1997 and 1996, respectively. In January of 1997, the sale of the oriented polystyrene business resulted in a $1.0 million gain. The gain was offset by foreign exchange gains and losses. The 1996 expense included a $(2.0) million charge for the termination of the management agreement with D.P. Kelly & Associates, L.P.

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

The tax benefit for the first three months resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $3.4 million was provided on a loss before income taxes of $(6.0) million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

Other
-----

In March 1997 the Company announced that it was exploring the potential sale of Viskase Corporation's PVC film business. Viskase's plants in Aurora, Ohio, and Sedgefield, England, would be affected by a sale. Net sales of PVC films in 1996 totaled approximately $54 million.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement will be adopted by the Company, as required, for periods ending after December 15, 1997. Implementation of this statement is not expected to have a material impact on the earnings per-share data presented by the Company.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of
Information About Capital Structure." This Statement will be adopted by the Company, as required, for periods ending after December 15, 1997. Implementation of this Statement is not expected to have a material impact on the Company.


Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $13.0 million during the three months ended March 27, 1997. Cash flows used in operating activities of $7.0 million and used in financing activities of $6.8 million exceeded the funds provided by investing activities of $1.4 million. Cash flows used in operating activities were principally attributable to the Company's loss from operations and the Company's seasonal increase in working capital offset by the effect of depreciation and amortization. Cash flows used for financing activities were principally attributable to the principal repayment under the GECC Lease. Cash flows provided by investing activity consist principally of the proceeds, net of capital expenditures for property, plant and equipment, from sales of certain assets principally related to the Company's former oriented polystyrene business.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves which may be established in the discretion of the lenders. Currently, there are no drawings under the $20 million Revolving Credit Facility.

The Company's Senior Secured Notes, Revolving Credit Facility and Letter of Credit Facility contain a number of financial covenants including covenants that require the maintenance of minimum level of tangible net worth, maximum ratios of debt and senior debt to total capitalization, and a minimum fixed charge coverage. The Company is currently in compliance with its debt covenants. In the event that the Company is unable to maintain compliance with the covenants, it will be necessary to obtain a waiver or an amendment of such covenants from such lenders.

There are no significant restrictions on the Company's ability to transfer funds among its operations under the terms of its principal debt agreements.

The Company anticipates that its operating cash flow and borrowings under the Revolving Credit Facility will be sufficient to meet its operating expenses and to service its interest payments on the Senior Secured Notes, the 10.25% Notes and its other outstanding indebtedness. The Company will be required to satisfy its $80 million mandatory redemption obligation with respect to the Senior Secured Notes in 1999 and to pay the remaining principal amount of the Senior Secured Notes in 2000. Additionally, the Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company expects that in order to make these payments it will be required to pursue one or more alternative strategies, such as refinancing its indebtedness, selling additional equity capital, reducing or delaying capital expenditures, or selling assets. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

Capital expenditures for the first three months of 1997 and 1996 totaled $10.4 million and $6.5 million, respectively. Capital expenditures for 1997 are expected to be approximately $45 million.


The Company spent approximately $7 million in 1996 on research and development programs, including product and process development, and on new technology development. The 1997 and future research and development and product introduction expenses are expected to be approximately $8 million annually. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to a new process for the manufacture of cellulosic casings. The first production unit is currently under construction and is expected to begin full production in late 1998. The commercialization of these applications and the related capital expenditures associated with such commercialization will require substantial financial commitments in future periods.

The Company and its subsidiaries are taking actions to provide that their computer systems are capable of processing for the periods of the year 2000 and beyond. The costs associated with this are not expected to significantly affect operating cash flow.

                PART II. OTHER INFORMATION


Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see
Part 1, Note 3, Contingencies in Notes to Consolidated Financial
Statements for Envirodyne Industries, Inc. and Subsidiaries.


Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended March 27, 1997.


Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.


Item 5 - Other Information
         -----------------

None.


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

       27  Financial Data Schedules.

(b)  Reports on Form 8-K

          On March 20, 1997, the Company filed a Form 8-K reporting that the Board of Directors amended the Amended and Restated By-Laws of the Company to provide for advance written notice by any stockholder intending to nominate any person for election as director or to bring any other business before an annual meeting of stockholders.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          ENVIRODYNE INDUSTRIES, INC.
                          Registrant




                          By: /s/
                              ------------------------------------
                              Gordon S. Donovan
                              Vice President, Chief Financial
                                Officer and Treasurer
                                (Duly authorized officer
                                 and principal financial
                                 officer of the registrant)


Date:  May 12, 1997