Form 10-Q
period 1997-06-26
ENVIRODYNE INDUSTRIES INC
filed 1997-08-11
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          ---------------
                             FORM 10-Q

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  June 26, 1997
                                             ---------------

                                OR

   /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ----------  -----------

                   Commission file number   0-5485
                                          ----------

                         ENVIRODYNE INDUSTRIES, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                95-2677354
-------------------------------                ----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

701 Harger Road, Suite 190, Oak Brook, Illinois           60523
------------------------------------------------       ----------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (630) 571-8800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No
                           ------       -------

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes   X       No
                                        ------       ------

     As of August 8, 1997, there were 14,636,741 shares outstanding of the registrant's Common Stock, $.01 par value.

                          Page 1 of 31 Pages

                   INDEX TO FINANCIAL STATEMENTS

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

         UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at June 26, 1997 (unaudited)
   and December 26, 1996                                        4

Unaudited consolidated statements of operations
   for the three months ended June 26, 1997 and
   June 27, 1996 and for the six months
   ended June 26, 1997 and June  27, 1996                       5

Unaudited consolidated statements of cash flows
   for the six months ended June 26, 1997
   and June 27, 1996                                            6

Notes to consolidated financial statements                      7


          VISKASE HOLDING CORPORATION AND SUBSIDIARIES

       UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at June 26, 1997 (unaudited)
   and December 26, 1996                                       19

Unaudited consolidated statements of operations
   for the three months ended June 26, 1997 and
   June 27, 1996 and for the six months ended
   June 26, 1997 and June  27, 1996                            20

Unaudited consolidated statements of cash flows
   for the six months ended June 26, 1997
   and June 27, 1996                                           21

Notes to consolidated financial statements                     22

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

          ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS


                                        June 26,     December 26,
                                          1997          1996
                                      ------------   -----------
                                           (in thousands)

ASSETS
  Current assets:
    Cash and equivalents                $ 13,859       $ 41,794
    Receivables, net                      74,542         79,174
    Inventories                           97,938         95,012
    Other current assets                  29,681         22,141
                                        --------       --------
       Total current assets              216,020        238,121

  Property, plant and equipment,
    including those under
    capital leases                       579,746        578,704
    Less accumulated depreciation
      and amortization                   130,233        116,896
                                        --------       --------
    Property, plant and equipment, net   449,513        461,808

  Deferred financing costs                 5,015          5,902
  Other assets                            40,202         42,809
  Excess reorganization value            119,930        125,107
                                        --------       --------
                                        $830,680       $873,747
                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligations under capital leases  $ 13,456       $ 11,291
    Accounts payable                      38,949         37,015
    Accrued liabilities                   68,720         82,109
                                        --------       --------
      Total current liabilities          121,125        130,415

  Long-term debt including obligations
    under capital leases                 509,799        521,179

  Accrued employee benefits               52,850         53,697
  Deferred and noncurrent income taxes    54,022         64,811

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      14,602,047 shares issued and
      outstanding at June 26, 1997
      and 14,545,107 shares at
      December 26, 1996                      146            145
    Paid in capital                      135,363        135,100
    Accumulated (deficit)                (45,871)       (38,813)
    Cumulative foreign currency
      translation adjustments              3,317          7,305
    Unearned restricted stock issued
      for future service                     (71)           (92)
                                        --------       --------
        Total stockholders' equity        92,884        103,645
                                        --------       --------
                                        $830,680       $873,747
                                        ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months       Three Months           Six   Months           Six   Months
                                         Ended June         Ended June             Ended June             Ended June
                                          26, 1997           27, 1996               26, 1997               27, 1996
                                        -------------      -------------          -------------          -------------
                                               (in thousands, except for number of shares and per share amounts)
NET SALES                                  $156,529            $165,747            $ 311,068               $325,483

COSTS AND EXPENSES
  Cost of sales                             117,729             124,053              233,727                243,762
  Selling, general
    and administrative                       27,125              28,304               54,200                 54,946
  Amortization of intangibles
    and excess reorganization value           4,046               4,115                8,098                  8,206
                                           --------            --------             --------               --------
OPERATING INCOME                              7,629               9,275               15,043                 18,569

  Interest income                               254                 381                  758                    772
  Interest expense                           14,149              14,496               28,408                 29,372
  Other expense (income), net                 1,839                 225                1,451                  3,261
                                           --------            --------             --------               --------
(LOSS) BEFORE INCOME TAXES                   (8,105)             (5,065)             (14,058)               (13,292)

  Income tax (benefit)                       (3,600)               (900)              (7,000)                (3,200)
                                           --------            --------             --------               --------

NET (LOSS)                                 $ (4,505)           $ (4,165)             $(7,058)              $(10,092)
                                           ========            ========              =======               ========
WEIGHTED AVERAGE
  COMMON SHARES                          14,570,519          14,479,721           14,558,950             14,093,895

PER SHARE AMOUNTS:

NET (LOSS)                                    $(.31)              $(.29)               $(.48)                 $(.72)
                                              =====               =====                =====                  =====

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

                ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six     Months   Ended
                                                            -----------------------------------
                                                              June  26,             June  27,
                                                                1997                  1996
                                                            -------------         ------------
                                                                     (in thousands)
Cash flows from operating activities:
  Net (loss)                                                   $(7,058)            $(10,092)
  Adjustments to reconcile net (loss)
    to net cash provided by operating activities:
      Depreciation and amortization under capital leases        21,879               21,861
      Amortization of intangibles and excess
        reorganization value                                     8,098                8,206
      Amortization of deferred financing fees and discount         863                1,156
      (Decrease) in deferred and
        noncurrent income taxes                                 (8,471)              (5,794)
      Foreign currency transaction loss                            701                    5
      (Gain) on disposition of assets                           (1,080)                (159)

      Changes in operating assets and liabilities:
        Accounts receivable                                      1,949                  670
        Inventories                                             (7,629)              (6,095)
        Other current assets                                    (8,060)              (5,613)
        Accounts payable and accrued liabilities                (7,343)               8,316
        Other                                                     (237)                 (98)
                                                               -------              -------
      Total adjustments                                            670               22,455
                                                               -------              -------
        Net cash provided by (used in) operating
          activities                                            (6,388)              12,363

Cash flows from investing activities:
  Capital expenditures                                         (25,003)             (16,568)
  Proceeds from disposition of assets                           11,895                  275
                                                               -------              -------
        Net cash (used in) investing activities                (13,108)             (16,293)

Cash flows from financing activities:
  Issuance of common stock                                         285
  Proceeds from revolving loan and long-term borrowings                               1,130
  Deferred financing costs                                         (47)
  Repayment of revolving loan, long-term borrowings
    and capital lease obligations                               (7,933)              (8,859)

                                                               -------              -------
        Net cash (used in) financing activities                 (7,695)              (7,729)

Effect of currency exchange rate changes on cash                  (744)               1,108
                                                               -------              -------
Net (decrease) in cash and equivalents                         (27,935)             (10,551)
Cash and equivalents at beginning of period                     41,794               30,325
                                                               -------              -------
Cash and equivalents at end of period                          $13,859             $ 19,774
                                                               =======             ========

-----------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Interest paid                                                $33,581              $34,501
  Income taxes paid                                            $ 3,907              $   690

The accompanying notes are an integral part of the consolidated financial statements.

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:

                               June                 December
                             26, 1997               26, 1996
                            ----------             ----------

Raw materials                $ 16,393               $ 14,960
Work in process                31,649                 29,057
Finished products              49,896                 50,995
                             --------               --------
                             $ 97,938               $ 95,012
                             ========               ========

Approximately 59% of the inventories at June 26, 1997 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $ 5.4 million at June 26, 1997.


2. DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                         June           December
                                       26, 1997         26, 1996
                                      ----------       ----------
Short-term debt, current maturity
  of long-term debt, and
  capital lease obligation:

  Current maturity of Viskase
    Capital Lease Obligation             $ 9,675          $ 6,633
  Current maturity of Viskase
    Limited Term Loan (3.9%)               1,688            1,876
  Other                                    2,093            2,782
                                         -------          -------
    Total short-term debt                $13,456          $11,291
                                         =======          =======
Long-term debt:

  12% Senior Secured Notes due 2000     $160,000         $160,000
  10.25% Senior Notes due 2001           219,262          219,262
  Viskase Capital Lease Obligation       124,873          134,549
  Viskase Limited Term Loan (3.9%)         3,375            4,690
  Other                                    2,289            2,678
                                        --------         --------
      Total long-term debt              $509,799         $521,179
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

The judgment is not final and the parties are presently engaged in the post-judgment motion phase of the case. ANC has filed motions to reduce the damage award by at least $75 million or alternatively, grant ANC a new trial. Viskase is seeking a determination that the case be deemed "exceptional" and that the award be increased by approximately $46 million, which includes compensatory damages for ANC's infringement during the period of October 1, 1996 through December 23, 1996 and additional damages for prejudgment interest, attorneys' fees and related expenses. Due to ANC's willful infringement of the patents, Viskase has asked the court to treble the compensatory award. These motions are all pending before the Court and rulings are expected in the third quarter 1997. Meanwhile post-judgment interest is accruing on the $102.4 million award from November 8, 1996 at an annual rate of 5.49%. If the Court does not grant a new trial, the Company expects ANC to vigorously contest the award and to appeal any final judgment. The award and any pending claims for additional damages have not been recorded in the Company's financial statements.

Litigation is pending with respect to events arising out of the Envirodyne bankruptcy case and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne.

In ARTRA Group Incorporated v. Salomon Brothers Holding Company
   ------------------------------------------------------------
Inc, Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P.
------------------------------------------------------------------
Kelly, Charles K. Bobrinskoy, James L. Massey, William Rifkin and
-----------------------------------------------------------------
Michael Zimmerman, Case No. 93 A 1616, United States Bankruptcy
-----------------
Court for the Northern District of Illinois, Eastern Division, ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization (ARTRA I). In ARTRA
                                            -------      -----
Group Incorporated v. Salomon Brothers Holding Company Inc, Salomon
-------------------------------------------------------------------
Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly,
------------------------------------------------------------
Charles K. Bobrinskoy and Michael Zimmerman, Case No. 93 L 2198,
-------------------------------------------
Circuit Court of the Eighteenth Judicial Circuit, DuPage County, Illinois, ARTRA alleges breach of fiduciary duty, fraudulent and negligent misrepresentation and breach of contract in connection with the 1989 acquisition of Envirodyne by Emerald (ARTRA II). The
                                                    --------
plaintiff seeks damages in the total amount of $136.2 million plus interest and punitive damages of $408.6 million. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkin and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Upon a motion of the defendants, the Bankruptcy Court dismissed ARTRA's claims in ARTRA I. ARTRA appealed to the U.S.
                            -------
District Court and on October 31, 1996, the U.S. District Court affirmed the Bankruptcy Court's decision. ARTRA has appealed to the U.S. Court of Appeals for the Seventh Circuit. The appeal has been fully briefed and oral arguments heard in May 1997. The parties are awaiting the U.S. Court of Appeals decision.

Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees in ARTRA I. Although the Company is not a party to
              -------
either case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if adjudicated in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability or prove damages. Accordingly, the Company believes that the indemnification claims would not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.

In 1993, the Antitrust Division of the United States Department of Justice began an investigation of the disposable plastic cutlery industry. This investigation has resulted in the indictment and conviction of certain companies and individuals in the industry. Although the United States Department of Justice had advised a former officer and an existing employee of Clear Shield National that they were targets of the investigation, neither person nor Clear Shield National were indicted.

In February 1996 Clear Shield National and three other plastic cutlery manufacturers were named as defendants in the following three civil complaints: Eisenberg Brothers, Inc., on behalf of
                        --------------------------------------
itself and all others similarly situated, v. Amcel Corp., Clear
---------------------------------------------------------------
Shield National, Inc., Dispoz-O Plastics Corp. and Benchmark
------------------------------------------------------------
Holdings, Inc. t/a Winkler Products, Civil Action No. 96-728,
-----------------------------------
United States District Court for the Eastern District of Pennsylvania; St. Cloud Restaurant Supply Company v. Amcel Corp.,
              ---------------------------------------------------
Clear Shield National, Inc., Dispoz-O Plastics Corp. and Benchmark
------------------------------------------------------------------
Holdings, Inc. t/a Winkler Products, Case No. 96C 0777, United
-----------------------------------
States District Court for the Northern District of Illinois, Eastern Division; and Servall Products, Inc., on behalf of itself
                      -------------------------------------------
and all others similarly situated, v. Amcel Corporation, Clear
--------------------------------------------------------------
Shield National, Inc., Dispoz-O Plastics Corporation and Benchmark
------------------------------------------------------------------
Holdings, Inc. t/a Winkler Products, Civil Action No. 96-1116,
-----------------------------------
United States District Court for the Eastern District of Pennsylvania. Each of the complaints alleges, among other things, that from October 1990 through April 1992 the defendants unlawfully conspired to fix the prices at which plastic cutlery would be sold. The Company informed the plaintiffs that such claims as they relate to Clear Shield were discharged by the order of the Bankruptcy Court and Plan of Reorganization and that the plaintiffs are permanently enjoined from pursuing legal action to collect discharged claims.

On February 27, 1996, the plaintiff in the St. Cloud case
                                           ---------
voluntarily dismissed the action without prejudice and refiled its action in the United States District Court for the Eastern District of Pennsylvania but did not name Clear Shield National as a defendant. On March 14, 1996, Eisenberg Brothers Inc., St. Cloud and Servall filed a motion in Clear Shield National's bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, contending that the Bankruptcy Court's order did not discharge the plaintiff's claim. On March 19, 1997, the Bankruptcy Court denied their motion and granted the Company's cross motion for summary judgement. Eisenberg Brothers, Inc. has appealed the Bankruptcy Court's decision to the U.S. District Court. The appeal has been fully briefed and the parties are awaiting the U.S. District Court's decision.

In March 1997 Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase Corporation is cooperating fully with the investigation.

The Company and its subsidiaries are involved in various legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

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

The Company will implement the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which will be effective for interim and annual financial statements issued for periods ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Management believes that adoption of SFAS No. 130 will not have a material effect on the Company.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for interim and annual financial statements issued for periods ending after December 15, 1997. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that adoption of SFAS No. 131 will not have a material effect on the Company.


5.  SUBSEQUENT EVENTS

On August 11, 1997, the Company received an offer from Heico Holdings, Inc., a Delaware corporation, associated with Michael E. Heisley, a director of Envirodyne, to acquire Envirodyne in the form of a statutory merger pursuant to which holders of the Company's common stock would receive $8.50 per share in cash plus additional cash consideration based on the final amount of any damages awarded in the patent infringement lawsuit against American National Can Company.

The offer is the second offer by a company affiliated with Mr. Heisley. On June 11, 1997, the Company received an offer from HK Acquisitions Corporation, another company affiliated with Mr. Heisley, to acquire Envirodyne for $8.50 per share in cash. On June 23, 1997, an independent committee of the Board of Directors determined that the offer from HK Acquisitions Corporation was unacceptable and not in the best interests of stockholders.


6.  SUBSIDIARY GUARANTORS

Envirodyne's payment obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, Subsidiary Guarantees) by Viskase Corporation, Viskase Holding Corporation, Viskase Sales Corporation, Clear Shield National, Inc., Sandusky Plastics, Inc. and Sandusky Plastics of Delaware, Inc., each a direct or indirect wholly owned subsidiary of Envirodyne and each a "Guarantor." These subsidiaries represent substantially all of the operations of Envirodyne conducted in the United States. The remaining subsidiaries of Envirodyne generally are foreign subsidiaries or otherwise relate to foreign operations.

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

Investments in subsidiaries are accounted for by the parent and Subsidiary Guarantors on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's and Subsidiary Guarantors' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.
            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING BALANCE SHEETS
                             JUNE 26, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations (1)     Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)

ASSETS
  Current assets:
    Cash and equivalents                          $ 11,008      $ (1,306)           $ 4,157                        $ 13,859
    Receivables and advances, net                   69,156        50,167             44,114       $ (88,895)         74,542
    Inventories                                                   63,631             35,678          (1,371)         97,938
    Other current assets                               910        18,429             10,342                          29,681
                                                  --------      --------           --------       ---------        --------
      Total current assets                          81,074       130,921             94,291         (90,266)        216,020

Property, plant and equipment including
  those under capital lease                            144       438,899            140,703                         579,746
  Less accumulated depreciation
    and amortization                                   109       103,215             26,909                         130,233
                                                  --------      --------           --------       ---------        --------
Property, plant and equipment, net                      35       335,684            113,794                         449,513

Deferred financing costs                             4,428                              587                           5,015
Other assets                                                      38,129              2,073                          40,202
Investment in subsidiaries                          54,536       119,861                           (174,397)
Excess reorganization value                                       84,235             35,695                         119,930
                                                  --------      --------           --------       ---------        --------
                                                  $140,073      $708,830           $246,440       $(264,663)       $830,680
                                                  ========      ========           ========       =========        ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                            $ 10,224           $  3,232                       $  13,456
    Accounts payable and advances                 $     35        98,165             29,644       $ (88,895)         38,949
    Accrued liabilities                              5,844        37,815             25,061                          68,720
                                                  --------      --------           --------       ---------        --------
      Total current liabilities                      5,879       146,204             57,937         (88,895)        121,125

Long-term debt including obligation
  under capital lease                              379,262       127,110              3,427                         509,799

Accrued employee benefits                                         48,669              4,181                          52,850
Deferred and noncurrent income taxes                28,184         3,497             22,341                          54,022
Intercompany loans                                (366,136)      340,000             26,136
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,602,047 shares issued and
    outstanding                                        146             3             32,738         (32,741)            146
  Paid in capital                                  135,363        87,899             87,871        (175,770)        135,363
  Accumulated earnings (deficit)                   (45,871)      (47,809)             8,552          39,257         (45,871)
  Cumulative foreign currency
    translation adjustments                          3,317         3,257              3,257          (6,514)          3,317
  Unearned restricted stock issued
    for future services                                (71)                                                             (71)
                                                  --------      --------           --------       ---------        --------
    Total stockholders' equity                      92,884        43,350            132,418        (175,768)         92,884
                                                  --------      --------           --------       ---------        --------
                                                  $140,073      $708,830           $246,440       $(264,663)       $830,680
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
                                                  ========      ========           ========       =========        ========

(1) Elimination of intercompany receivables, payables and investment accounts. /TABLE

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR SIX MONTHS ENDED JUNE 26, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)

NET SALES                                                       $207,467           $124,806        $(21,205)       $311,068

COSTS AND EXPENSES
  Cost of sales                                                  159,657             95,149         (21,079)        233,727
  Selling, general and administrative               $2,415        29,449             22,336                          54,200
  Amortization of intangibles and
    excess reorganization value                                    6,533              1,565                           8,098
                                                  --------      --------           --------       ---------        --------
OPERATING INCOME (LOSS)                             (2,415)       11,828              5,756            (126)         15,043

  Interest income                                      491                              267                             758
  Interest expense                                  21,713         5,889                806                          28,408
  Intercompany interest expense (income)           (20,235)       18,700              1,535
  Management fees (income)                          (2,343)        1,761                582
  Other expense (income), net                          863          (919)             1,507                           1,451
  Equity loss (income) in subsidiary                 5,885          (680)                            (5,205)
                                                  --------      --------           --------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES                   (7,807)      (12,923)             1,593           5,079         (14,058)
  Income tax provision (benefit)                      (749)       (7,164)               913                          (7,000)
                                                  --------      --------           --------       ---------        --------
NET INCOME (LOSS)                                  $(7,058)      $(5,759)            $  680          $5,079         $(7,058)
                                                  ========      ========           ========       =========        ========

               CONSOLIDATING STATEMENTS OF OPERATIONS
                FOR THREE MONTHS ENDED JUNE 26, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)

NET SALES                                                       $106,089            $60,579        $(10,139)       $156,529

COSTS AND EXPENSES
  Cost of sales                                                   81,089             46,766         (10,126)        117,729
  Selling, general and administrative               $1,318        14,896             10,911                          27,125
  Amortization of intangibles and
    excess reorganization value                                    3,266                780                           4,046
                                                  --------      --------           --------       ---------        --------
OPERATING INCOME (LOSS)                             (1,318)        6,838              2,122             (13)          7,629

  Interest income                                      108                              146                             254
  Interest expense                                  10,686         3,043                420                          14,149
  Intercompany interest expense (income)           (10,129)        9,349                780
  Management fees (income)                          (1,173)          885                288
  Other expense (income), net                         (618)            8              2,449                           1,839
  Equity loss (income) in subsidiary                 4,512         1,272                             (5,784)
                                                  --------      --------           --------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES                   (4,488)       (7,719)            (1,669)          5,771          (8,105)
  Income tax provision (benefit)                        17        (3,220)              (397)                         (3,600)
                                                  --------      --------           --------       ---------        --------
NET INCOME (LOSS)                                  $(4,505)      $(4,499)           $(1,272)        $ 5,771        $ (4,505)
                                                  ========      ========           ========       =========        ========
/TABLE

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATING CASH FLOWS
                    FOR SIX MONTHS ENDED JUNE 26, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)

Net cash provided by (used in)
  operating activities                             $(9,915)      $23,205           $(19,678)                        $(6,388)

Cash flows from investing activities:
  Capital expenditures                                 (11)      (18,611)            (6,381)                        (25,003)
  Proceeds from sales of property,
    plant and equipment                                            1,173             10,722                          11,895
                                                  --------      --------           --------       ---------        --------
      Net cash provided by (used in)
        investing activities                           (11)      (17,438)             4,341                         (13,108)

Cash flows from financing activities:
  Issuance of common stock                             285                                                              285
  Deferred financing costs                             (44)                              (3)                            (47)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                      (6,911)            (1,022)                         (7,933)
  Increase (decrease) in Envirodyne loan            (5,092)                           5,092
                                                  --------      --------           --------       ---------        --------
      Net cash provided by (used in)
        financing activities                        (4,851)       (6,911)             4,067                          (7,695)
Effect of currency exchange rate changes on cash                                       (744)                           (744)
                                                  --------      --------           --------       ---------        --------
Net (decrease) in cash and equivalents             (14,777)       (1,144)           (12,014)                        (27,935)
Cash and equivalents at beginning of period         25,785          (162)            16,171                          41,794
                                                  --------      --------           --------       ---------        --------
Cash and equivalents at end of period              $11,008       $(1,306)           $ 4,157                         $13,859
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

    VISKASE HOLDING CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS

                                        June 26,     December 26,
                                           1997          1996
                                      -----------    ------------
                                             (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                 $  4,157      $  16,171
    Receivables, net                       41,119         43,634
    Receivables, affiliates                50,016         51,269
    Inventories                            35,679         36,509
    Other current assets                   10,342         10,224
                                         --------       --------
       Total current assets               141,313        157,807

  Property, plant and equipment           140,703        158,175
    Less accumulated depreciation          26,909         30,086
                                         --------       --------
    Property, plant and equipment, net    113,794        128,089

  Deferred financing costs                    587            758
  Other assets                              2,073          2,025
  Excess reorganization value              35,695         37,405
                                         --------       --------
                                         $293,462       $326,084
                                         ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt           $ 3,232      $   4,109
    Accounts payable                       11,227         13,736
    Accounts payable and
      advances, affiliates                 28,944         51,891
    Accrued liabilities                    25,061         31,677
                                         --------       --------
       Total current liabilities           68,464        101,413

  Long-term debt                            3,427          4,854

  Accrued employee benefits                 4,181          4,331
  Deferred and noncurrent income taxes     22,341         24,899
  Intercompany loans                       64,146         58,691

  Commitments and contingencies

  Stockholder's equity:
    Common stock, $1.00 par value,
      1,000 shares authorized;
      100 shares issued and outstanding
    Paid in capital                       103,463        103,463
    Retained earnings                      24,183         21,152
    Cumulative foreign currency
      translation adjustments               3,257          7,281
                                         --------       --------
         Total stockholders' equity       130,903        131,896
                                         --------       --------
                                         $293,462       $326,084
                                         ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

            VISKASE HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months       Three Months           Six   Months           Six   Months
                                         Ended June         Ended June             Ended June             Ended June
                                          26, 1997           27, 1996               26, 1997               27, 1996
                                        -------------      -------------          -------------          -------------
                                               (in thousands, except for number of shares and per share amounts)

NET SALES                                   $60,579             $66,998             $124,806               $133,210

COSTS AND EXPENSES
  Cost of sales                              46,766              51,071               95,149                101,529
  Selling, general
    and administrative                        9,600               9,482               19,463                 18,394
  Amortization of intangibles
    and excess reorganization value             780                 886                1,565                  1,749
                                           --------            --------             --------               --------
OPERATING INCOME                              3,433               5,559                8,629                 11,538

  Interest income                               146                 194                  267                    369
  Interest expense                              420                 502                  806                  1,095
  Intercompany interest expense                 780                 824                1,535                  1,958
  Management fees                               288                 379                  582                    752
  Other expense (income), net                 2,449                 546                  507                  1,199
                                           --------            --------             --------               --------
INCOME (LOSS) BEFORE INCOME TAXES              (358)              3,502                5,466                  6,903

  Income tax provision                          510               1,688                2,435                  3,160
                                           --------            --------             --------               --------
NET INCOME (LOSS)                             $(868)           $  1,814              $ 3,031                $ 3,743
                                           ========            ========              =======               ========
WEIGHTED AVERAGE
  COMMON SHARES                                 100                 100                  100                    100

PER SHARE AMOUNTS:

NET INCOME (LOSS)                           $(8,680)            $18,140              $30,310                $37,430
                                           ========            ========              =======               ========

The accompanying notes are an integral part of the consolidated financial statements.

                VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Six     Months   Ended
                                                            -----------------------------------
                                                              June  26,             June  27,
                                                                1997                  1996
                                                            -------------         ------------
                                                                     (in thousands)
Cash flows from operating activities:
  Net income                                                    $3,031              $ 3,743
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                               5,325                5,879
      Amortization of intangibles and excess
         reorganization value                                    1,565                1,749
      Amortization of deferred financing fees and discount         103                  113
      (Decrease) in deferred and
        noncurrent income taxes                                   (395)                (507)
      (Gain) on sales of property, plant and equipment          (1,000)                 (55)

      Changes in operating assets and liabilities:
        Accounts receivable                                        168                5,258
        Accounts receivable, affiliates                           (893)              (2,692)
        Inventories                                             (3,872)                (785)
        Other current assets                                      (506)                (102)
        Accounts payable and accrued liabilities                (5,477)               8,996
        Accounts payable and advances, affiliates              (18,727)              (3,751)
        Other                                                                            (3)
                                                               -------              -------
      Total adjustments                                        (23,709)              14,100
                                                               -------              -------
      Net cash provided by (used in) operating
        activities                                             (20,678)              17,843

Cash flows from investing activities:
  Capital expenditures                                          (6,381)              (1,729)
  Proceeds from sale of property, plant and equipment           11,722                   99
                                                               -------              -------
        Net cash provided by (used in) investing activities      5,341               (1,630)

Cash flows from financing activities:
  Deferred financing costs                                          (3)
  Repayment of revolving loan and long-term borrowings          (1,022)              (2,639)
  Increase (decrease) in Envirodyne loan                         5,092              (17,945)
                                                               -------              -------
        Net cash provided by (used in) financing activities      4,067              (20,584)

Effect of currency exchange rate changes on cash                  (744)               1,108
                                                               -------              -------
Net (decrease) in cash and equivalents                         (12,014)              (3,263)
Cash and equivalents at beginning of period                     16,171               11,826
                                                               -------              -------
Cash and equivalents at end of period                          $ 4,157             $  8,563
                                                               =======             ========



Supplemental cash flow information:
  Interest paid                                                $    97               $  398
  Income taxes paid                                            $ 3,653               $  389

The accompanying notes are an integral part of the consolidated financial statements.

            VISKASE HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                               June 26,         December 26,
                                 1997               1996
                              ----------       -------------

Raw materials                   $ 4,422           $ 3,728
Work in process                  10,629            11,395
Finished products                20,628            21,386
                                -------           -------
                                $35,679           $36,509
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

The judgment is not final and the parties are presently engaged in the post-judgment motion phase of the case. ANC has filed motions to reduce the damage award by at least $75 million or alternatively, grant ANC a new trial. Viskase is seeking a determination that the case be deemed "exceptional" and that the award be increased by approximately $46 million which includes compensatory damages for ANC's infringement during the period of October 1, 1996 through December 23, 1996 and additional damages for prejudgment interest, attorneys' fees and related expenses. Due to ANC's willful infringement of the patents, Viskase has asked the court to treble the compensatory award. These motions are all pending before the Court and rulings are expected in the third quarter 1997. Meanwhile post-judgment interest is accruing on the $102.4 million award from November 8, 1996 at an annual rate of 5.49%. If the Court does not grant a new trial, the Company expects ANC to aggressively contest the award and to appeal any final judgment. The award and any pending claims for additional damages have not been recorded in the Company's financial statements.

In March 1997 Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase Corporation is cooperating fully with the investigation.

The Company and its subsidiaries are involved in various legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

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

The Company will implement the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which will be effective for interim and annual financial statements issued for periods ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Management believes that adoption of SFAS No. 130 will not have a material effect on the Company.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for interim and annual financial statements issued for periods ending after December 15, 1997. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that adoption of SFAS No. 131 will not have a material effect on the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (dollars in
          -------------------------------------------------
          thousands)
          ---------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                     Three    Months    Ended
                                   -----------------------------
                                     June  26,         June  27,
                                        1997            1996
                                    -----------      -----------
                                          (in thousands)
Net sales:
  Food packaging products             $133,074          $144,615
  Disposable foodservice supplies       23,455            21,132
                                      --------          --------
                                      $156,529          $165,747
                                      ========          ========
Operating income:
  Food packaging products              $ 6,993           $ 8,341
  Disposable foodservice supplies        1,926             2,198
  Other and eliminations                (1,290)           (1,264)
                                       -------           -------
                                       $ 7,629           $ 9,275
                                       =======           =======
Depreciation and amortization
    under capital lease and
    amortization of
    intangible expense:
  Food packaging products              $13,385           $13,764
  Disposable foodservice supplies        1,305             1,226
  Other                                      7                12
                                       -------           -------
                                       $14,697           $15,002
                                       =======           =======
Capital expenditures:
  Food packaging products              $11,563           $ 9,156
  Disposable foodservice supplies        3,040               869
  Other                                      1
                                       -------           -------
                                       $14,604           $10,025
                                       =======           =======

Results of Operations
---------------------
The Company's net sales for the first six months and second quarter of 1997 were $311.1 million and $156.5 million, respectively, which represented decreases of 4.4% and 5.6%, respectively, from comparable periods of 1996. Second quarter net sales at Viskase decreased by 7.5% from the prior year. The benefits of a stronger presence in the Latin American markets were offset by lower pricing due to competitive pressures in both the domestic and European markets. European sales were also negatively affected by foreign currency translation due to the strengthening of the U.S. dollar. Second quarter net sales at Clear Shield increased 11.0% from the prior year due to volume expansion in the western region markets partially offset by lower pricing due to competitive pressures. Second quarter net sales at Sandusky decreased by 15.2% from the prior year due partially to the company's previously announced closing of its injection molding operations.

Operating income for the first six months and second quarter of 1997 was $15.0 million and $7.6 million, respectively, representing decreases of 19.0% and 17.7%, respectively, from the comparable periods of 1996. The decrease in operating income resulted primarily from declines in gross margins caused by continued price competition in the U.S. and Europe, particularly within the casing product lines. Lower selling, general and administrative expenses had some offsetting effects. Additionally, lower volumes at Sandusky negatively affected gross margins.

The British beef industry continues to be affected by concerns over bovine spongiform encephalopathy (BSE), or mad cow disease. While certain of our film product lines in Europe are sold to customers in affected industries, management believes that Viskase's results will not be significantly affected.

Net interest expense for the six-month period totaled $27.7 million representing a decrease of $1.0 million from the first six months of 1996. The decrease is a result of the combination of lower borrowing levels, a reduction in amortization of deferred financing fees and the effects of translation.

Other income (expense) approximated $(1.5) million and $(3.3) million for the first six months of 1997 and 1996, respectively. The 1997 expense consists principally of foreign exchange losses offset by a $1.0 million gain recorded on the January 1997 sale of the oriented polystyrene business. The gain is offset by foreign exchange losses. The 1996 expense included a $(2.0) million charge for the termination of the Management Agreement with D.P. Kelly & Associates, L.P.

The Company has entered into forward foreign exchange contracts to hedge certain foreign currency transactions on a continuing basis for periods consistent with its committed foreign exchange exposures. This practice minimizes the effect of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to additional exchange risk because gains and losses on these contracts offset losses and gains on the transactions being hedged. The cash flows from forward contracts are classified consistent with the cash flows from the transactions or events being hedged.

The tax benefit for the first six months resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $7.0 million was provided on a loss before income taxes of $14.1 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

Other
-----

In July 1997, the Company committed to a plan to restructure its operations. This action is directly related to lowering the Company's fixed costs. Management estimates that a before-tax charge of $3.0 million will be recorded to operations in the third quarter of 1997 to cover the costs of restructuring.

In March 1997, the Company announced that it was exploring the potential sale of Viskase Corporation's PVC film business and on July 11, 1997, the Company announced that Viskase Corporation had entered into a non-binding letter of intent with LINPAC Plastics Limited for the purchase of such PVC film business. Viskase's plants in Aurora, Ohio, and Sedgefield, England, would be affected by a sale. The purchase is subject to a number of contingencies and is expected to be consummated by October 1997.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement will be adopted by the Company, as required, for periods ending after December 15, 1997. Implementation of this statement is not expected to have a material impact on the earnings-per-share data presented by the Company.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of
Information About Capital Structure." This statement will be adopted by the Company, as required, for periods ending after December 15, 1997. Implementation of this statement is not expected to have a material impact on the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting
Comprehensive Income." This statement will be adopted by the Company, as required, for periods ending after December 15, 1997.
Implementation of this statement is not expected to have a material impact on the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement will be adopted by the Company, as required, for periods ending after December 15, 1997. Implementation of this statement is not expected to have a material impact on the Company.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $27.9 million during the six months ended June 26, 1997. Cash flows used in operating activities, used by investing activities and used in financing activities were $6.4 million, $13.1 million and $7.7 million, respectively. Cash flows used in operating activities were principally attributable to the Company's loss from operations and the Company's seasonal increase in working capital offset by the effect of depreciation and amortization. Cash flows used for financing activities were principally attributable to the principal repayment under the GECC Lease. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment net of the proceeds from the sale of certain assets principally related to the Company's former oriented polystyrene business.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility and proceeds available from asset sales. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves which may be established in the discretion of the lenders. Currently, there are no drawings under the $20 million Revolving Credit Facility.

The Company's Senior Secured Notes, Revolving Credit Facility and Letter of Credit Facility contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, maximum ratios of debt and senior debt to total capitalization, and a minimum fixed charge coverage. As described in more detail below, the Company solicited and has received the required consents from the holders of Senior Secured Notes for certain amendments to, and waivers under, the Indenture. In addition, the Company has amended, and received substantially similar waivers under, the Revolving Credit Facility and Letter of Credit Facility. The Company is currently in compliance with the amended covenants under the Indenture, Revolving Credit Facility and Letter of Credit Facility.

The Company determined that, as of June 26, 1997, its Consolidated Debt was approximately 85.37% of Consolidated Total Capitalization. Under the terms of the Indenture, as well as the Revolving Credit Facility and Letter of Credit Facility, the Company covenanted that it would not permit its Consolidated Debt to be more than 85% of Consolidated Total Capitalization. As described above, the Company has received required consents and waivers from holders of Senior Secured Notes, the Revolving Credit Facility and Letter of Credit Facility.

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

Capital expenditures for the first six months of 1997 and 1996 totaled $25.0 million and $16.6 million, respectively. Capital expenditures for 1997 are expected to be approximately $45 million.

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

The Company and its subsidiaries are taking actions to provide that their computer systems are capable of processing for the periods of the year 2000 and beyond. The costs associated with this are not expected to significantly affect operating cash flow.
                     PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1, Note 3, Contingencies in Notes to Consolidated
Financial Statements for Envirodyne Industries, Inc. and
Subsidiaries.


Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended June 26, 1997.


Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its Annual Meeting of Stockholders (the "Meeting") on May 16, 1997. The following business was conducted at the Meeting; (i) the election of five (5) directors; (ii) the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ended December 25, 1997; and (iii) the approval of a stockholder proposal to recommend to the Board of Directors that it redeem or otherwise terminate the Stockholder Rights Plan, and not adopt any other stockholder rights plan without a binding vote by stockholders. The results were as follows:

Election of Directors                For                 Withheld
---------------------             ------------         -----------

Robert N. Dangremond               8,012,654              4,114
Avram A. Glazer                       49,555              1,771
Malcolm I. Glazer                     49,555              1,771
F. Edward Gustafson                8,012,654              4,114
Michael E. Heisley                 8,013,853              2,915
Robert V. Leffler, Jr.                49,555              1,771
Gregory R. Page                    8,013,854              2,914
Mark D. Senkpiel                   8,012,653              4,115


Ratification of Appointment
of Coopers & Lybrand              For      Against    Abstaining
---------------------------    ---------  ---------   ----------
                               8,051,904     9,290       6,900


Approval of Stockholder
Proposal                          For      Against    Abstaining
-----------------------         --------  ---------   ----------
                                 66,990   7,998,109      2,995

There were no broker non-votes.


Item 5 - Other Information
         -----------------

None.


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)   Exhibits

 10.9    Envirodyne Industries, Inc. Corporate Office Management
         Incentive Plan for Fiscal Year 1997.

 10.21   Envirodyne Industries, Inc. Corporate Office Severance Pay
         Policy.

 27      Financial Data Schedules.

(b)  Reports on Form 8-K

  (1) On May 9, 1997, the Company filed a Form 8-K to report that on May 9, 1997 the Company announced that its wholly owned subsidiary, Viskase Corporation, has successfully developed a new process for the manufacture of its cellulose casings.

  (2) On May 16, 1997, the Company filed a Form 8-K to report that on May 14, 1997 (i) the Company announced that it had received a proposal from Zapata Corporation to acquire all of the then outstanding shares of Envirodyne common stock not owned by Zapata Corporation in a negotiated merger transaction, and (ii) the Board of Directors of the Company had amended the Amended and Restated By-Laws of the Company (a) to provide that the Board will consist of five directors, (b) to establish a standing committee of "Independent Directors" to review, evaluate and make recommendations to the Board with respect to a transaction between the Company and an "Interested Person," and (c) to require an 80% approval of the Board to enter into a transaction between the Company and an "Interested Person" or to amend, modify or repeal the Amended and Restated By-Laws.

  (3) On May 21, 1997, the Company filed a Form 8-K to report that on May 21, 1997, the Company announced the final results of the Annual Meeting of Stockholders held on May 16, 1997. The Company announced that the stockholders had overwhelmingly elected the five directors nominees proposed by the Company and rejected a proposal by Zapata Corporation to eliminate the stockholder rights plan.*

  (4) On June 13, 1997, the Company filed a Form 8-K to report that on June 12, 1997, the Company announced that it had received an offer from HK Acquisitions Corporation, formed by Michael E. Heisley, a director, and Donald P. Kelly, the former chairman, president and chief executive officer of the Company, to purchase all of the outstanding shares of common stock of the Company in a negotiated merger transaction.

  (5) On June 20, 1997, the Company filed a Form 8-K to report that on June 18, 1997 the Company announced that the offer from HK Acquisitions Corporation, which was due to expire at the close of business on June 18, 1997, was extended to the close of business on June 23, 1997.

  (6) On June 24, 1997, the Company filed a Form 8-K to report that on June 23, 1997 the Company announced that the independent committee of the Board of Directors responded to an offer from HK Acquisitions Corporation and that the independent committee determined that the offer was unacceptable and not in the best interests of stockholders.

  * On June 4, 1997, the Company filed an amended Form 8-K as it had inadvertently reported the Date of Event as May 21, 1997, and attached a press release dated May 21, 1997 for the original Form 8-K. The Company issued the press release on May 20, 1997 and therefore the Date of Event and the press release attached to the Form 8-K should have both been dated May 20, 1997.


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



                              ENVIRODYNE INDUSTRIES, INC.
                              ----------------------------
                              Registrant



                              By: /s/
                                  -----------------------------
                                  Gordon S. Donovan
                                  Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Duly authorized officer
                                    and principal financial
                                    officer of the registrant)



Date:  August 11, 1997