Form 10-Q
period 1997-09-25
ENVIRODYNE INDUSTRIES INC
filed 1997-11-10
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          ---------------
                             FORM 10-Q

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 25, 1997
                                            -------------------

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

     As of November 7, 1997, there were 14,693,143 shares outstanding of the registrant's Common Stock, $.01 par value.

                          Page 1 of 29 Pages

                     INDEX TO FINANCIAL STATEMENTS


             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

          UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at September 25, 1997 (unaudited)
    and December 26, 1996                                       4

Unaudited consolidated statements of operations for the
     three months ended September 25, 1997 and
     September 26, 1996 and for the nine months ended
     September 25, 1997 and September 26, 1996                  5

Unaudited consolidated statements of cash flows
     for the nine months ended September 25, 1997
     and September 26, 1996                                     6

Notes to consolidated financial statements                      7


           VISKASE HOLDING CORPORATION AND SUBSIDIARIES

        UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at September 25, 1997 (unaudited)
     and December 26, 1996                                     19

Unaudited consolidated statements of operations
     for the three months ended September 25, 1997
     and September 26, 1996 and for the nine months
     ended September 25, 1997 and September 26, 1996           20

Unaudited consolidated statements of cash flows
     for the nine months ended September 25, 1997
     and September 26, 1996                                    21

Notes to consolidated financial statements                     22

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

           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                              September 25,   December 26,
                                  1997           1996
                              --------------  ------------
                                         (in thousands)

ASSETS
  Current assets:
    Cash and equivalents            $ 16,772      $ 41,794
    Receivables, net                  77,351        79,174
    Inventories                       99,005        95,012
    Other current assets              27,285        22,141
                                    --------      --------
       Total current assets          220,413       238,121

  Property, plant and equipment,
    including those under
    capital leases                   585,877       578,704
    Less accumulated depreciation
      and amortization               138,896       116,896
                                    --------      --------
    Property, plant
      and equipment, net             446,981       461,808

  Deferred financing costs             5,045         5,902
  Other assets                        39,465        42,809
  Excess reorganization value        117,499       125,107
                                    --------      --------
                                    $829,403      $873,747
                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including
      current portion of
      ong-term debt and
      obligations
      under capital leases          $ 13,688    $   11,291
    Accounts payable                  36,466        37,015
    Accrued liabilities               83,724        82,109
                                    --------      --------
        Total current liabilities    133,878       130,415

  Long-term debt including
    obligations
    under capital leases             509,579       521,179

  Accrued employee benefits           52,813        53,697
  Deferred and noncurrent
    income taxes                      44,493        64,811
  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      14,693,143 shares issued
      and outstanding at
      September 25, 1997 and
      14,545,107 shares at
      December 26, 1996                  147           145
    Paid in capital                  135,880       135,100
    Accumulated (deficit)            (49,624)      (38,813)
    Cumulative foreign currency
      translation adjustments          2,298         7,305
    Unearned restricted stock
      issued for future service          (61)          (92)
                                    --------      --------
        Total stockholders' equity    88,640       103,645
                                    --------      --------
                                    $829,403      $873,747
                                    ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

      ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months      Three Months    Nine  Months       Nine   Months
                                                      Ended September  Ended September  Ended September    Ended September
                                                          25, 1997        26, 1996          25, 1997           26, 1996
                                                      ---------------   --------------   --------------    ----------------
                                                    (in thousands, except for number of shares and per share amounts)
NET SALES                                                $155,004          $163,825          $466,072           $489,308

COSTS AND EXPENSES
  Cost of sales                                           116,334           122,763           350,061            366,525
  Selling, general
    and administrative                                     28,534            28,134            82,734             83,080
  Amortization of intangibles
    and excess reorganization value                         3,966             4,220            12,064             12,426
  Restructuring charges                                     3,500                               3,500
                                                         --------          --------          --------           --------
OPERATING INCOME                                            2,670             8,708            17,713             27,277


  Interest income                                              97               414               855              1,186
  Interest expense                                         13,927            14,582            42,335             43,954
  Other (income) expense, net                                 363             1,064             1,814              4,325
                                                         --------          --------          --------           --------
(LOSS) BEFORE INCOME TAXES                                (11,523)           (6,524)          (25,581)           (19,816)

  Income tax (benefit)                                     (7,770)           (2,600)          (14,770)            (5,800)
                                                         --------          --------          --------           --------

NET (LOSS)                                               $ (3,753)         $ (3,924)         $(10,811)          $(14,016)
                                                         ========          ========          ========           ========

WEIGHTED AVERAGE
  COMMON SHARES                                        14,645,809        14,514,721        14,587,810         14,255,987


PER SHARE AMOUNTS:

NET (LOSS)                                                  $(.26)            $(.27)            $(.74)             $(.98)
                                                            =====             =====             =====              =====

The accompanying notes are an integral part of the consolidated financial statements.

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine  Months Ended
                                                                       ---------------------------------
                                                                       September 25,      September 26,
                                                                            1997               1996
                                                                       -------------      -------------
                                                                                 (in thousands)
Cash flows from operating activities:
  Net (loss)                                                              $(10,811)          $(14,016)
  Adjustments to reconcile net (loss)
    to net cash provided by operating activities:
      Depreciation and amortization under capital lease                     32,024             32,329
      Amortization of intangibles and excess
        reorganization value                                                12,064             12,426
      Amortization of deferred financing fees and discount                   1,298              1,742
      (Decrease) in deferred and noncurrent income taxes                   (17,392)           (10,157)
      Foreign currency transaction loss (gain)                               1,231               (111)
      Net (gain) on disposition of assets                                     (928)              (200)

      Changes in operating assets and liabilities:
        Accounts receivable                                                 (1,614)             7,440
        Inventories                                                         (9,171)            (1,839)
        Other current assets                                                (5,833)            (5,509)
        Accounts payable and accrued liabilities                             6,116             16,704
        Other                                                                  601              1,054
                                                                           -------           --------
      Total adjustments                                                     18,396             53,879
                                                                           -------           --------
        Net cash provided by operating activities                            7,585             39,863

Cash flows from investing activities:
  Capital expenditures                                                     (36,036)           (22,832)
  Proceeds from disposition of assets                                       11,873              2,129
                                                                          --------           --------
        Net cash (used in) investing activities                            (24,163)           (20,703)

Cash flows from financing activities:
  Issuance of common stock                                                     813                 20
  Proceeds from revolving loan and long-term borrowings                        314              1,130
  Deferred financing costs                                                    (522)               (91)
  Repayment of revolving loan, long-term borrowings
    and capital lease obligation                                            (8,043)           (10,909)
                                                                           -------            -------
        Net cash (used in) financing activities                             (7,438)            (9,850)

Effect of currency exchange rate changes on cash                            (1,006)              (440)
                                                                           -------            -------
Net increase (decrease) in cash and equivalents                            (25,022)             8,870
Cash and equivalents at beginning of period                                 41,794             30,325
                                                                           -------            -------
Cash and equivalents at end of period                                      $16,772            $39,195

---------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                             $33,706           $34,639
  Income taxes paid                                                         $ 3,908          $  1,090

The accompanying notes are an integral part of the consolidated financial statements.

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:

                                      September         December
                                      25, 1997          26, 1996
                                      ---------         --------
Raw materials                          $ 17,543         $ 14,960
Work in process                          30,525           29,057
Finished products                        50,937           50,995
                                       --------         --------
                                       $ 99,005         $ 95,012
                                       ========         ========

Approximately 62% of the inventories at September 25, 1997 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $6 million at September 25, 1997.


2. DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                      September         December
                                      25, 1997          26, 1996
                                      ---------         --------
Short-term debt, current maturity
  of long-term
  debt, and capital lease obligation:

  Current maturity of Viskase Capital
    Lease Obligation                   $ 9,675           $ 6,633
  Current maturity of Viskase
    Limited Term Loan (3.9%)             1,648             1,876
  Other                                  2,365             2,782
                                       -------           -------
         Total short-term debt         $13,688           $11,291
                                       =======           =======
Long-term debt:

  12% Senior Secured Notes due 2000   $160,000          $160,000
  10.25% Senior Notes due 2001         219,262           219,262
  Viskase Capital Lease Obligation     124,873           134,549
  Viskase Limited Term Loan (3.9%)       3,296             4,690
  Other                                  2,148             2,678
                                      --------          --------
          Total long-term debt        $509,579          $521,179
                                      ========          ========



3.  CONTINGENCIES

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products after December 23, 1996.

On September 29, 1997, the Court set aside the jury verdict in part and ordered a retrial on certain issues. The Court upheld the jury finding on the validity of all of Viskase's patents and the jury finding that ANC had wilfully infringed Viskase's patents by ANC's use of Dow Chemical Company's "Attane" brand polyethylene plastic resin in ANC's products. However, the Court ordered a new trial on the issue of whether ANC's use of Dow Chemical Company's "Affinity" brand polyethylene plastic resin infringed Viskase's patents and whether such conduct was wilful. Because the jury rendered one general damage verdict, the Court ordered a retrial of all damage issues. By operation of the Court's order, the injunction in respect of ANC's future use of the "Affinity" brand resin was removed. No new trial date has been set. The Company expects ANC to vigorously contest this matter and to appeal any final judgment. No part of the pending claims have been recorded in the Company's financial statements.

Litigation is pending with respect to events arising out of the Envirodyne bankruptcy case and the 1989 acquisition of Envirodyne by Emerald Acquisition Corporation (Emerald) with respect to which, although Envirodyne is not presently a party to such litigation, certain defendants have asserted indemnity rights against Envirodyne.

In ARTRA Group Incorporated v. Salomon Brothers Holding Company Inc,
   -----------------------------------------------------------------
Salomon Brothers Inc, D.P. Kelly & Associates, L.P., Donald P. Kelly,
--------------------------------------------------------------------
Charles K. Bobrinskoy, James L. Massey, William Rifkin and Michael
------------------------------------------------------------------
Zimmerman, Case No. 93 A 1616, United States Bankruptcy Court for the
---------
Northern District of Illinois, Eastern Division, ARTRA Group Incorporated (ARTRA) alleges breach of fiduciary duty and tortious inference in connection with the negotiation and consummation of the Plan of Reorganization. The plaintiff seeks damages in the total amount of $136.2 million plus interest and punitive damages of $408.6 million. D.P. Kelly & Associates, L.P. and Messrs. Kelly, Bobrinskoy, Massey, Rifkin and Zimmerman have asserted common law and contractual rights of indemnity against Envirodyne for attorneys' fees, costs and any ultimate liability relating to the claims set forth in the complaints. Upon a motion of the defendants, the Bankruptcy Court dismissed ARTRA's claims. ARTRA appealed to the U.S. District Court and on October 31, 1996, the U.S. District Court affirmed the Bankruptcy Court's decision. ARTRA has appealed to the U.S. Court of Appeals for the Seventh Circuit. The appeal has been fully briefed and oral arguments heard in May 1997. The parties are awaiting the U.S. Court of Appeals decision.

Envirodyne is continuing its evaluation of the merits of the indemnification claims against Envirodyne and the underlying claims in the litigation. Upon the undertaking of D.P. Kelly & Associates, L.P. to repay such funds in the event it is ultimately determined that there is no right to indemnity, Envirodyne is advancing funds to D.P. Kelly & Associates, L.P. and Mr. Kelly for the payment of legal fees. Although the Company is not a party to the case, the Company believes that the plaintiff's claims raise similar factual issues to those raised in the Envirodyne bankruptcy case which, if adjudicated in a manner similar to that in the Envirodyne bankruptcy case, would render it difficult for the plaintiff to establish liability or prove damages. Accordingly, the Company believes that the indemnification claims will not have a material adverse effect upon the business or financial position of the Company, even if the claimants were successful in establishing their right to indemnification.

In 1993, the Antitrust Division of the United States Department of Justice began an investigation of the disposable plastic cutlery industry. This investigation has resulted in the indictment, trial and conviction of certain companies and individuals in the industry, but did not include Clear Shield National or any of its present or former employees. In February 1996 Clear Shield National and three other plastic cutlery manufacturers were named as defendants in the following three civil complaints: Eisenberg Brothers, Inc., on behalf
                                  -----------------------------------
of itself and all others similarly situated, v. Amcel Corp., Clear
------------------------------------------------------------------
Shield National, Inc., Dispoz-O Plastics Corp. and Benchmark Holdings,
---------------------------------------------------------------------
Inc. t/a Winkler Products, Civil Action No. 96-728, United States
-------------------------
District Court for the Eastern District of Pennsylvania; St. Cloud
                                                         ---------
Restaurant Supply Company v. Amcel Corp., Clear Shield National, Inc.,
---------------------------------------------------------------------
Dispoz-O Plastics Corp. and Benchmark Holdings, Inc. t/a Winkler
----------------------------------------------------------------
Products, Case No. 96C 0777, United States District Court for the
--------
Northern District of Illinois, Eastern Division; and Servall Products,
                                                     ----------------
Inc., on behalf of itself and all others similarly situated, v. Amcel
---------------------------------------------------------------------
Corporation, Clear Shield National, Inc., Dispoz-O Plastics
-----------------------------------------------------------
Corporation and Benchmark Holdings, Inc. t/a Winkler Products, Civil
-------------------------------------------------------------
Action No. 96-1116, United States District Court for the Eastern District of Pennsylvania. Each of the complaints alleges, among other things, that from October 1990 through April 1992 the defendants unlawfully conspired to fix the prices at which plastic cutlery would be sold. The Company informed the plaintiffs that such claims as they relate to Clear Shield were discharged by the order of the Bankruptcy Court and Plan of Reorganization and that the plaintiffs are permanently enjoined from pursuing legal action to collect discharged claims.

On February 27, 1996, the plaintiff in the St. Cloud case voluntarily
                                           ---------
dismissed the action without prejudice and refiled its action in the United States District Court for the Eastern District of Pennsylvania but did not name Clear Shield National as a defendant. On March 14, 1996, Eisenberg Brothers Inc., St. Cloud and Servall filed a motion in Clear Shield National's bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, contending that the Bankruptcy Court's order did not discharge the plaintiffs' claims. On March 19, 1997, the Bankruptcy Court denied their motion and granted the Company's cross motion for summary judgement. Eisenberg Brothers, Inc. has appealed the Bankruptcy Court's decision to the U.S. District Court. On October 24, 1997, the District Court upheld the Bankruptcy Court's decision. The plaintiff's period for appeal is running.

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


5.  RESTRUCTURING CHARGES (dollars in thousands)

During the third quarter, the Company's Viskase subsidiary committed to a plan of restructuring whereby it will adjust its operations from a segregated regional focus to a more congruent global focus. These actions are directly related to lowering Viskase's fixed costs. Restructuring actions identified resulted in charges to continuing operations of $3.5 million before tax and included costs associated with voluntary and involuntary severance expense and the consolidation of a finishing plant. In the third quarter, $.7 million was charged against the reserve.


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

         ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATING BALANCE SHEETS
                      SEPTEMBER 25, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations (1)     Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                          $  9,711      $   (1,335)       $ 8,396                           $ 16,772
    Receivables and advances, net                   79,584          53,194         49,041         $ (104,468)         77,351
    Inventories                                                     67,188         33,119             (1,302)         99,005
    Other current assets                               925          16,042         10,318                             27,285
                                                  --------        --------       --------          ---------        --------
      Total current assets                          90,220         135,089        100,874           (105,770)        220,413

Property, plant and equipment including
  those under capital lease                            144         446,518        139,215                            585,877
  Less accumulated depreciation
    and amortization                                   115         111,134         27,647                            138,896
                                                  --------        --------       --------          ---------        --------
Property, plant and equipment, net                      29         335,384        111,568                            446,981

Deferred financing costs                             4,519                            526                              5,045
Other assets                                                        37,603          1,862                             39,465
Investment in subsidiaries                          50,534         120,570                          (171,104)
Excess reorganization value                                         82,587         34,912                            117,499
                                                  --------        --------       --------          ---------        --------
                                                  $145,302        $711,233       $249,742          $(276,874)       $829,403
                                                  ========        ========       ========          =========        ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                              $ 10,227       $  3,461                          $  13,688
    Accounts payable and advances                  $    35         107,064         33,835          $(104,468)         36,466
    Accrued liabilities                             16,113          44,081         23,530                             83,724
                                                  --------        --------       --------          ---------        --------
      Total current liabilities                     16,148         161,372         60,826           (104,468)        133,878

Long-term debt including obligation
  under capital lease                              379,262         126,970          3,347                            509,579

Accrued employee benefits                                           48,666          4,147                             52,813
Deferred and noncurrent income taxes                27,653          (5,077)        21,917                             44,493
Intercompany loans                                (366,401)        340,022         26,379

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,693,143 shares issued and
    outstanding                                        147               3         32,738            (32,741)            147
  Paid in capital                                  135,880          87,899         87,871           (175,770)        135,880
  Accumulated earnings (deficit)                   (49,624)        (50,860)        10,279             40,581         (49,624)
  Cumulative foreign currency
    translation adjustments                          2,298           2,238          2,238             (4,476)          2,298
  Unearned restricted stock issued
    for future services                                (61)                                                              (61)
                                                  --------        --------       --------          ---------        --------
    Total stockholders' equity                      88,640          39,280        133,126           (172,406)         88,640
                                                  --------        --------       --------          ---------        --------
                                                  $145,302        $711,233       $249,742          $(276,874)       $829,403
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

                ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR NINE MONTHS ENDED SEPTEMBER 25, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                        $312,332          $184,711       $(30,971)         $466,072

COSTS AND EXPENSES
  Cost of sales                                                   240,661           140,313        (30,913)          350,061
  Selling, general and administrative               $3,735         45,707            33,292                           82,734
  Amortization of intangibles and
    excess reorganization value                                     9,666             2,398                           12,064
  Restructuring charges                                             3,500                                              3,500
                                                  --------       --------          --------      ---------          --------

OPERATING INCOME (LOSS)                             (3,735)        12,798             8,708            (58)           17,713

  Interest income                                      584                              271                              855
  Interest expense                                  32,410          8,767             1,158                           42,335
  Intercompany interest expense (income)           (30,380)        28,135             2,245
  Management fees (income)                          (3,393)         2,615               778
  Other expense (income), net                        1,392            179               243                            1,814
  Equity loss (income) in subsidiary                 8,868         (2,407)                          (6,461)
                                                  --------       --------          --------      ---------          --------
INCOME (LOSS) BEFORE INCOME TAXES                  (12,048)       (24,491)            4,555          6,403           (25,581)
  Income tax provision (benefit)                    (1,237)       (15,681)            2,148                          (14,770)
                                                  --------       --------          --------      ---------          --------
NET INCOME (LOSS)                                 $(10,811)       $(8,810)         $  2,407         $6,403          $(10,811)
                                                  ========        =======          ========      =========          ========

                CONSOLIDATING STATEMENTS OF OPERATIONS
               FOR THREE MONTHS ENDED SEPTEMBER 25, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                        $104,865           $59,905        $(9,766)         $155,004

COSTS AND EXPENSES
  Cost of sales                                                    81,004            45,164         (9,834)          116,334
  Selling, general and administrative               $1,320         16,258            10,956                           28,534
  Amortization of intangibles and
    excess reorganization value                                     3,133               833                            3,966
  Restructuring charges                                             3,500                                              3,500
                                                  --------       --------          --------      ---------          --------
OPERATING INCOME (LOSS)                             (1,320)           970             2,952             68             2,670

  Interest income                                       93                                4                               97
  Interest expense                                  10,697          2,878               352                           13,927
  Intercompany interest expense (income)           (10,145)         9,435               710
  Management fees (income)                          (1,050)           854               196
  Other expense (income), net                          529          1,098            (1,264)                             363
  Equity loss (income) in subsidiary                 2,983         (1,727)                          (1,256)
                                                  --------       --------          --------      ---------          --------

INCOME (LOSS) BEFORE INCOME TAXES                   (4,241)       (11,568)            2,962          1,324           (11,523)
  Income tax provision (benefit)                      (488)        (8,517)            1,235                           (7,770)
                                                  --------       --------          --------      ---------          --------
NET INCOME (LOSS)                                  $(3,753)       $(3,051)         $  1,727        $ 1,324          $ (3,753)
                                                   =======        =======          ========        =======          ========

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATING CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 25, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
Net cash provided by (used in)
  operating activities                            $(10,997)       $31,008          $(12,426)                         $ 7,585

Cash flows from investing activities:
  Capital expenditures                                 (11)       (26,285)           (9,740)                         (36,036)
  Proceeds from disposition of assets                               1,151            10,722                           11,873
                                                  --------       --------          --------      ---------          --------
      Net cash provided by (used in)
        investing activities                           (11)       (25,134)              982                          (24,163)

Cash flows from financing activities:
  Issuance of common stock                             813                                                               813
  Proceeds from revolving loan and
    long-term borrowings                                                                314                              314
  Deferred financing costs                            (522)                                                             (522)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                       (7,047)             (996)                          (8,043)
  Increase (decrease) in Envirodyne loan            (5,357)                           5,357
                                                  --------       --------          --------      ---------          --------
      Net cash provided by (used in)
        financing activities                        (5,066)        (7,047)            4,675                           (7,438)
Effect of currency exchange rate changes on cash                                     (1,006)                          (1,006)
                                                  --------       --------          --------      ---------          --------
Net (decrease) in cash and equivalents             (16,074)        (1,173)           (7,775)                         (25,022)
Cash and equivalents at beginning of period         25,785           (162)           16,171                           41,794
                                                  --------       --------          --------      ---------          --------
Cash and equivalents at end of period              $ 9,711        $(1,335)          $ 8,396                          $16,772
                                                   =======        =======           =======      =========           =======
/TABLE

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
                                                  ========      =========            ======       ========          ========

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATING CASH FLOWS
               FOR NINE MONTHS ENDED SEPTEMBER 26, 1996

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
Net cash provided by (used in)
  operating activities                             $(9,626)       $21,453           $28,036                          $39,863

Cash flows from investing activities:
  Capital expenditures                                  (4)       (19,346)           (3,482)                         (22,832)
  Proceeds from disposition of assets                  136          1,762               231                            2,129
                                                  --------       --------          --------      ---------          --------
      Net cash provided by (used in)
        investing activities                           132        (17,584)           (3,251)                         (20,703)

Cash flows from financing activities:
  Issuance of common stock                              20                                                                20
  Proceeds from revolving loan and
    long-term borrowings                                            1,130                                              1,130
  Deferred financing costs                             (91)                                                              (91)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                       (6,354)           (4,555)                         (10,909)
  Increase (decrease) in Envirodyne loan            23,450                          (23,450)
                                                  --------       --------          --------      ---------          --------
      Net cash provided by (used in)
        financing activities                        23,379         (5,224)          (28,005)                          (9,850)
Effect of currency exchange rate
  changes on cash                                                                      (440)                            (440)
                                                  --------       --------          --------      ---------          --------
Net increase (decrease) in cash
  and equivalents                                   13,885         (1,355)           (3,660)                           8,870
Cash and equivalents at beginning of period         18,013            486            11,826                           30,325
                                                  --------        -------           -------      ---------          --------
Cash and equivalents at end of period             $ 31,898        $  (869)          $ 8,166                          $39,195
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

       VISKASE HOLDING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS


                                     September 25,     December 26,
                                         1997             1996
                                     ------------      -----------
                                            (in thousands)

ASSETS
  Current assets:
    Cash and equivalents               $  8,396         $ 16,171
    Receivables, net                     43,392           43,634
    Receivables, affiliates              53,069           51,269
    Inventories                          33,119           36,509
    Other current assets                 10,318           10,224
                                       --------         --------
      Total current assets              148,294          157,807

  Property, plant and equipment         139,215          158,175
    Less accumulated depreciation        27,647           30,086
                                       --------         --------
    Property, plant and
      equipment, net                    111,568          128,089

  Deferred financing costs                  526              758
  Other assets                            1,862            2,025
  Excess reorganization value            34,912           37,405
                                       --------         --------
                                       $297,162         $326,084
                                       ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
   Short-term debt including current
      portion of long-term debt         $ 3,461        $   4,109
    Accounts payable                     11,753           13,736
    Accounts payable and
      advances, affiliates               32,160           51,891
    Accrued liabilities                  23,530           31,677
                                       --------         --------
      Total current liabilities          70,904          101,413

  Long-term debt                          3,347            4,854

  Accrued employee benefits               4,147            4,331
  Deferred and noncurrent
    income taxes                         21,917           24,899
  Intercompany loans                     64,389           58,691

  Commitments and contingencies

  Stockholder's equity:
    Common stock, $1.00 par value,
      1,000 shares authorized;
      100 shares issued and outstanding
    Paid in capital                     103,463          103,463
    Retained earnings                    26,757           21,152
    Cumulative foreign currency
      translation adjustments             2,238            7,281
                                       --------         --------
        Total stockholders' equity      132,458          131,896
                                       --------         --------
                                       $297,162         $326,084
                                       ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

          VISKASE HOLDING CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months      Three Months         Nine  Months        Nine  Months
                                    Ended September   Ended September      Ended September    Ended September
                                       25, 1997          26, 1996             25, 1997            26, 1996
                                    ---------------   ---------------      ---------------    ---------------
                                          (in thousands, except for number of shares and per share amounts)
NET SALES                               $59,905            $70,628            $184,711           $203,838

COSTS AND EXPENSES
  Cost of sales                          45,164             53,205             140,313            154,734
  Selling, general
    and administrative                    9,554              9,767              29,017             28,161
  Amortization of intangibles
    and excess reorganization value         833                873               2,398              2,622
                                        -------            -------            --------           --------
OPERATING INCOME                          4,354              6,783              12,983             18,321

  Interest income                             4                168                 271                537
  Interest expense                          352                524               1,158              1,619
  Intercompany interest expense             710                662               2,245              2,620
  Management fees                           196                257                 778              1,009
  Other (income) expense, net            (1,264)             1,177                (757)             2,376
                                        -------            -------            --------           --------
INCOME BEFORE INCOME TAXES                4,364              4,331               9,830             11,234

  Income tax provision                    1,790              2,021               4,225              5,181
                                        -------            -------            --------           --------

NET INCOME                              $ 2,574           $  2,310              $5,605             $6,053
                                        =======           ========              ======             ======
WEIGHTED AVERAGE
  COMMON SHARES                             100                100                 100                100


PER SHARE AMOUNTS:

NET INCOME                              $25,740            $23,100             $56,050            $60,530
                                        =======            =======             =======            =======

The accompanying notes are an integral part of the consolidated financial statements.

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine    Months   Ended
                                                              -----------------------------------
                                                              September 25,          September 26,
                                                                  1997                   1996
                                                              ------------           ------------
                                                                     (in thousands)
Cash flows from operating activities:
  Net income                                                     $ 5,605               $ 6,053
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                 7,488                 8,334
      Amortization of intangibles and excess
        reorganization value                                       2,398                 2,622
      Amortization of deferred financing fees and discount           152                   170
      (Decrease) in deferred and noncurrent income taxes            (254)                 (578)
      (Gain) on disposition of assets                               (878)                   (6)

      Changes in operating assets and liabilities:
        Accounts receivable                                       (3,195)                6,469
        Accounts receivable, affiliates                           (5,741)               (4,351)
        Inventories                                                 (492)                2,010
        Other current assets                                        (691)                 (430)
        Accounts payable and accrued liabilities                    (285)                9,474
        Accounts payable and advances, affiliates                (17,134)               (1,731)
        Other                                                       (399)
                                                                 -------              --------
      Total adjustments                                          (19,031)               21,983
                                                                 -------              --------
        Net cash provided by (used in) operating activities      (13,426)               28,036

Cash flows from investing activities:
  Capital expenditures                                            (9,740)               (3,482)
  Proceeds from disposition of assets                             11,722                   231
                                                                 -------              --------
        Net cash provided by (used in) investing activities        1,982                (3,251)

Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings              314
  Repayment of revolving loan and long-term borrowings              (996)               (4,555)
  Increase (decrease) in Envirodyne loan                           5,357               (23,450)
                                                                 -------              --------
        Net cash provided by (used in) financing activities        4,675               (28,005)

Effect of currency exchange rate changes on cash                  (1,006)                 (440)
                                                                 -------              --------
Net (decrease) in cash and equivalents                            (7,775)               (3,660)
Cash and equivalents at beginning of period                       16,171                11,826
                                                                 -------              --------
Cash and equivalents at end of period                            $ 8,396              $  8,166
                                                                 =======              ========
----------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                     $186                   $520
  Income taxes paid                                               $3,579                   $710

The accompanying notes are an integral part of the consolidated financial statements.

               VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                            September 25,        December 26,
                               1997                 1996
                            ------------        -------------
Raw materials                 $ 4,365             $ 3,728
Work in process                 8,893              11,395
Finished products              19,861              21,386
                              -------             -------
                              $33,119             $36,509
                              =======             =======

2. CONTINGENCIES

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products after December 23, 1996.

On September 29, 1997, the Court set aside the jury verdict in part and ordered a retrial on certain issues. The Court upheld the jury finding on the validity of all of Viskase's patents and the jury finding that ANC had wilfully infringed Viskase's patents by ANC's use of Dow Chemical Company's "Attane" brand polyethylene plastic resin in ANC's products. However, the Court ordered a new trial on the issue of whether ANC's use of Dow Chemical Company's "Affinity" brand polyethylene plastic resin infringed Viskase's patents and whether such conduct was wilful. Because the jury rendered one general damage verdict, the Court ordered a retrial of all damage issues. By operation of the Court's order, the injunction in respect of ANC's future use of the "Affinity" brand resin was removed. No new trial date has been set. The Company expects ANC to vigorously contest this matter and to appeal any final judgment. No part of the pending claims have been recorded in the Company's financial statements.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS (dollars in thousands)
          ------------------------------------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                          Three Months Ended
                                        -----------------------
                                         September   September
                                         25, 1997    26, 1996
                                        ----------  ----------
                                           (in thousands)

Net sales:
  Food packaging products                 $132,282   $142,944
  Disposable foodservice supplies           22,722     20,881
                                          --------   --------
                                          $155,004   $163,825
                                          ========   ========
Operating income:
  Food packaging products                   $1,925     $8,027
  Disposable foodservice supplies            2,065      1,880
  Other and eliminations                    (1,320)    (1,199)
                                           -------    -------
                                            $2,670     $8,708
                                           =======    =======
Depreciation and amortization
  under capital lease
  and amortization of
  intangible expense:
  Food packaging products                  $12,770    $13,426
  Disposable foodservice supplies            1,335      1,250
  Other                                          6         12
                                           -------    -------
                                           $14,111    $14,688
                                           =======    =======
Capital expenditures:
  Food packaging products                  $ 8,711    $ 5,730
  Disposable foodservice supplies            2,322        533
  Other                                                     1
                                           -------    -------
                                           $11,033    $ 6,264
                                           =======    =======

Results of Operations
---------------------

The Company's net sales for the first nine months and third quarter of 1997 were $466.1 million and $155.0 million, respectively, which represented decreases of 4.7% and 5.4%, respectively, from comparable periods of 1996. Third quarter net sales at Viskase decreased by 5.9% from the prior year. The benefits of a stronger presence in the Latin American markets were offset by lower pricing on small diameter cellulosic casings. European sales were also negatively affected by foreign currency translation due to the strengthening of the U.S. dollar. Third quarter net sales at Clear Shield increased 8.8% from the prior year due to volume expansion in the western region markets partially offset by lower pricing due to competitive pressures. Third quarter net sales at Sandusky decreased by 29.1%. Thermoform sales increased 9.8% for the quarter. This increase was offset by the absence of injection molding sales due to the previously announced closing of its injection molding operations.

Operating income for the first nine months and third quarter of 1997 was $17.7 million and $2.7 million. The Company's 1997 third quarter operating results included a $3.5 million restructuring charge (see
Note 5). Operating income for the first nine months and third quarter of 1997, excluding the effect of the restructuring charge, decreased 22.2% and 29.1%, respectively, from comparable periods of 1996. The decrease in operating income resulted primarily from declines in gross margins caused by continued price competition in the U.S. and Europe, particularly within the casing product lines. Additionally, lower volumes at Sandusky negatively affected gross margins.

The British beef industry continues to be affected by concerns over bovine spongiform encephalopathy (BSE), or mad cow disease. While certain of our film product lines in Europe are sold to customers in affected industries, management believes that Viskase's results will not be significantly affected.

Net interest expense for the nine-month period totaled $41.5 million representing a decrease of $1.3 million from the first nine months of 1996. The decrease is a result of the combination of lower borrowing levels, a reduction in amortization of deferred financing fees and the effects of translation.

Other income (expense) approximated $(1.8) million and $(4.3) million for the first nine months of 1997 and 1996, respectively. The 1997 expense consists principally of foreign exchange losses. The $1.0 million gain recorded on the January 1997 sale of the oriented polystyrene business is offset by a $(1.0) million reserve on the loss of the sale of the Puerto Rico facility. The 1996 expense included a $(2.0) million charge for the termination of the Management Agreement with D.P. Kelly & Associates, L.P.

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

The tax benefit for the first nine months resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. The Company's effective tax rate reflects the permanent differences in the U.S. resulting from non-deductible amortization, foreign losses for which no tax benefit is provided, and the reduction of a prior year valuation allowance. The reduction in the valuation allowance in the third quarter has affected the rate in the third quarter. A benefit of $14.8 million was provided on a loss before income taxes of $25.6 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

Other
-----

The Company entered into a contract to sell its Barceloneta, Puerto Rico facility. The transaction was completed in the fourth quarter at a loss of approximately $1.0 million; this loss was recognized in the third quarter.

In September 1997, the Company announced that it has retained
Donaldson, Lufkin and Jenrette Securities Corporation to assist the Board of Directors in evaluating the Company's strategic alternatives.

In March 1997, the Company announced that it was exploring the potential sale of Viskase Corporation's PVC film business and on July 11, 1997, the Company announced that Viskase Corporation had entered into a non-binding letter of intent with LINPAC Plastics Limited for the purchase of such PVC film business. Viskase's plants in Aurora, Ohio, and Sedgefield, England, would be affected by a sale. The purchase is subject to a number of contingencies and is expected to be consummated during the fourth quarter.

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

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $25.0 million during the nine months ended September 25, 1997. Cash flows used in investing activities of $24.2 million and used in financing activities of $7.4 million exceeded funds provided by operations of $7.6 million. Cash flows provided by operating activities were principally attributable to the Company's loss from operations and the Company's seasonal increase in working capital offset by the effect of depreciation and amortization. Cash flows used for financing activities were principally attributable to the principal repayment under the GECC Lease. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment net of the proceeds from the sale of certain assets principally related to the Company's former oriented polystyrene business.

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the Revolving Credit Facility and proceeds available from asset sales. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substan-tially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves which may be established in the discretion of the lenders. Currently, there are no drawings under the $20 million Revolving Credit Facility.

The Company's Senior Secured Notes, Revolving Credit Facility and Letter of Credit Facility contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, maximum ratios of debt and senior debt to total capitalization, and a minimum fixed charge coverage. The Company solicited and received the required consents from the holders of Senior Secured Notes for certain amendments to certain financial covenants, and waivers under, the Senior Secured Notes Indenture. In addition, the Company has amended, and received substantially similar waivers under, the Revolving Credit Facility and Letter of Credit Facility. The Company is currently in compliance with the amended covenants under the Senior Secured Notes Indenture, Revolving Credit Facility and Letter of Credit Facility.

There are no significant restrictions on the Company's ability to transfer funds among its operations under the terms of its principal debt agreements.

The Company anticipates that its operating cash flow, asset sales, and borrowings under the Revolving Credit Facility will be sufficient to meet its operating expenses and to service its interest payments on the Senior Secured Notes, the 10.25% Notes and its other outstanding indebtedness. The Company will be required to satisfy its $80 million mandatory redemption obligation with respect to the Senior Secured Notes in 1999 and to pay the remaining principal amount of the Senior Secured Notes in 2000. Additionally, the Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company expects that in order to make these payments it will be required to pursue one or more alternative strategies, such as refinancing its indebtedness, selling additional equity capital, reducing or delaying capital expenditures, or selling assets. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

Capital expenditures for the first nine months of 1997 and 1996 totaled $36.0 million and $22.8 million, respectively. Capital expenditures for 1997 are expected to be approximately $45 million.

The Company spent approximately $7 million in 1996 on research and development programs, including product and process development, and on new technology development. The 1997 and future research and development and product introduction expenses are expected to approximate $8 million to $9 million annually. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to a new process for the manufacture of cellulosic casings. The first production unit is currently under construction and is expected to begin full production in late 1998. The commercialization of these applications and the related capital expenditures associated with such commercialization will require substantial financial commitments in future periods.

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


Item 2 - Changes in Securities
         ---------------------
No reportable events occurred during the quarter ended September 25, 1997.


Item 3 - Defaults Upon Senior Securities
         -------------------------------
None.


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.


Item 5 - Other Information
         -----------------
None.


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

 10.22 Second Amendment to/Consent and Waiver under Revolving Credit Agreement, dated as of August 4, 1997, between Envirodyne Industries, Inc. and the Prudential Insurance Company of
         America.

 10.23 Second Supplemental Indenture, dated as of September 2, 1997, between Envirodyne Industries, Inc. and Fleet National Bank (formerly Shawmut Bank of Connecticut, National Association), as Trustee.

 10.24 Amendment No. 2 to Credit Agreement, dated as of August 5, 1997, between Envirodyne Industries, Inc. and BT Commercial Corporation, individually and as agent.


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



                               ENVIRODYNE INDUSTRIES, INC.
                               ---------------------------
                               Registrant




                               By: /s/
                                   --------------------------
                                   Gordon S. Donovan
                                   Vice President, Chief Financial
                                   Officer and Treasurer
                                   (Duly authorized officer
                                    and principal financial
                                    officer of the registrant)



Date:  November 10, 1997