Form 10-K/A
period 1997-12-25
ENVIRODYNE INDUSTRIES INC
filed 1998-04-27
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                                   ---------

                                   FORM 10-K/A-1

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

                                  PART III
                                  --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

     Directors and Officers. The directors of the Company, their
     ----------------------
ages, principal occupations and certain other information with respect to the directors are provided below.

      Name                Age     Principal Occupation
---------------------    -----   ----------------------------------------------------------
Robert N. Dangremond       55     Mr. Dangremond has been a principal with Jay Alix &
                                  Associates, a consulting and accounting firm specializing
                                  in corporate restructurings and turnaround activities,
                                  since August 1989. Since December 1997, Mr. Dangremond has held the position of Chief Financial Officer of Zenith
                                  Electronics Corporation, a manufacturer of televisions
                                  ("Zenith"). Previously beginning in August 1995, Mr.
                                  Dangremond has held the positions of interim Chief
                                  Executive Officer and President of Forstmann & Company,
                                  Inc. ("Forstmann"), a producer of clothing fabrics.  Mr.
                                  Dangremond was Chairman of the Board, President and Chief
                                  Executive Officer of AM International, Inc. ("AMI"), a
                                  provider of graphics arts equipment, supplies and services, from February 1993 to September 1994. Mr. Dangremond is
                                  also a director of AMI and Forstmann. Mr. Dangremond has
                                  served as a director of the Company since 1993.

                                  Mr. Dangremond's appointments as Chief Financial Officer
                                  of Zenith, as interim Chief Executive Officer and President of Forstmann and as Chairman of the Board, President and
                                  Chief Executive Officer of AMI, were made in connection
                                  with turnaround consulting services provided by Jay Alix
                                  & Associates. On May 17, 1993, AMI filed a petition under
                                  Chapter 11 of the United States Bankruptcy Code (the
                                  "Bankruptcy Code"), and on September 29, 1993, a plan of
                                  reorganization was confirmed with respect to AMI. On
                                  September 22, 1995, Forstmann filed a petition under
                                  Chapter 11 of the Bankruptcy Code. In July 1997, Forstmann
                                  consummated a plan of reorganization and emerged from
                                  bankruptcy.

F. Edward Gustafson        56     Mr. Gustafson has been Chairman of the Board, President and
                                  Chief Executive Officer of the Company since March 1996 and a director of the Company since 1993. Mr. Gustafson was
                                  Executive Vice President and Chief Operating Officer of the
                                  Company from May 1989 to March 1996 and President of
                                  Viskase Corporation, a wholly-owned subsidiary of the
                                  Company, from February 1990 to August 1994. Mr. Gustafson
                                  has also served as Executive Vice President and Chief
                                  Operating Officer of D.P. Kelly & Associates, L.P., a
                                  management services and private investment firm, since
                                  November 1988.

                                  On January 7, 1993, Envirodyne and its major domestic
                                  subsidiaries filed petitions under Chapter 11 of the
                                  Bankruptcy Code. On December 31, 1993, Envirodyne and the
                                  debtor subsidiaries consummated a plan of reorganization
                                  and emerged from bankruptcy. Mr. Gustafson is Executive
                                  Vice President of Emerald Acquisition Corporation
                                  ("Emerald"), the former parent company of Envirodyne. On
                                  August 20, 1993, Emerald filed a petition under Chapter 11 of the Bankruptcy Code. In March 1998, the bankruptcy
                                  petition was dismissed by the Bankruptcy Court.

Gregory R. Page            46     Mr. Page has been President of the Red Meat Group of
                                  Cargill, Inc. ("Cargill"), a multinational trader and
                                  processor of foodstuffs and other commodities, since August
                                  1995. From 1994 to August 1995, Mr. Page was President of
                                  Cargill's Worldwide Beef Operations. From 1992 to 1994, Mr.
                                  Page was President of Cargill's North American Beef
                                  Operations. Mr. Page has served as a director of the
                                  Company since 1993.

Mark D. Senkpiel           45     Mr. Senkpiel has been Senior Vice President of Trust
                                  Company of the West, an investment management firm, since
                                  January 1996. Previously, Mr. Senkpiel was for more than
                                  five (5) years Investment Director of the Investment
                                  Management Division of Allstate Corporation, a property,
                                  liability and life insurance company. Mr. Senkpiel has
                                  served as a director of the Company since 1993.

     For information regarding executive officers of the Company, see information set forth under "Executive Officers of the Registrant" in Part I of this report.

     Section 16(a) Beneficial Ownership Reporting Compliance.
     -------------------------------------------------------
Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's outstanding Common Stock to file reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission, NASDAQ and the Company. Based upon a review of relevant filings and written representations from the Company's officers, directors, and persons who own more than 10% of the Company's Common Stock, the Company believes that all required filings by such persons with respect to the year ended December 25, 1997 have been made on a timely basis except that each of the following reporting persons failed to file one report each with respect to four transactions on a timely basis: Mr. Malcolm I. Glazer and Mr. Avram A. Glazer.


ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------
     Summary of Cash and Certain Other Compensation of Executive
     -----------------------------------------------------------
Officers. The Summary Compensation Table below provides certain
--------
summary information concerning compensation by the Company for 1997, 1996 and 1995 for services rendered by the Company's Chief Executive Officer and each of the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 1997.

                                     SUMMARY COMPENSATION TABLE
                                     --------------------------
                                                                           Long-Term
                                          Annual Compensation             Compensation Awards
                                   ---------------------------------   --------------------------
                                                        Other Annual             Restricted            All Other
      Name and                      Salary      Bonus   Compensation   Stock Award       Options      Compensation
Principal Position         Year     ($)(1)     ($)(2)     ($)(3)          ($)(4)           (#)             ($)
-----------------------   ------   ---------  --------  ------------  --------------   ---------  -------------------
F. Edward Gustafson        1997     465,231       --       48,786           --             --           18,517 (5)
Chairman of the Board,     1996     435,692       --       69,662        126,875        145,000         16,108
President and Chief        1995     390,000       --       67,772           --             --           12,472
Executive Officer

Stephen M. Schuster        1997     170,150    35,200       4,669           --             --            7,350 (6)
Vice President, General    1996     163,325    43,894       6,259           --           22,900          7,096
Counsel and Secretary      1995     157,050    42,404      23,159           --             --            7,154

Gordon S. Donovan          1997     150,542    31,400       4,804           --             --            7,254 (7)
Vice President, Chief      1996     134,042    31,776       3,035           --           19,500          5,664
Financial Officer,         1995     121,156    33,520        --             --           19,500          5,257
Treasurer and Assistant
Secretary

-------------------------------------------------------

(1) The salary set forth above for Mr. Gustafson for 1996 does not include $193,000 paid to D.P. Kelly & Associates, L.P. under the Amended and Restated Management Services Agreement dated December 31, 1993. See "Certain Relationships and Related Transactions."

(2) Mr. Donovan's bonus for 1995 includes $6,250 earned under the Company's Long-Term Growth Plan ("LTGP") with respect to that fiscal year. Bonuses under the LTGP are determined based on the Company's overall financial performance for the fiscal year in which an award is made. Bonuses under the LTGP are paid at the conclusion of the second year following the year for which the bonus is earned and are subject to forfeiture if the participant's employment with the Company is terminated for any reason other than death, retirement or other specified circumstances prior to payment.

(3) Pursuant to his Employment Agreement, dated March 27, 1996 (the "Employment Agreement"), Mr. Gustafson receives a cash payment of $30,000 in lieu of a Company automobile. In 1996, Mr. Gustafson had personal use of a Company automobile for a portion of the year and, pursuant to his Employment Agreement, was paid cash in lieu of a Company automobile for the remainder of the year, which use and cash payment was valued at $24,604. In 1997, Mr. Gustafson received a cash payment of $30,000. In 1995, Mr. Gustafson had personal use of a Company automobile at an aggregate incremental cost to the Company of $28,984. In addition, in 1996 and 1995 the Company paid country club dues on behalf of Mr. Gustafson in an amount equal to $38,054 and $12,062, respectively.

(4) Pursuant to his Employment Agreement Mr. Gustafson was granted 35,000 restricted shares of the Company's Common Stock with a value of $126,875. Such shares are nontransferable and are subject to forfeiture until March 27, 1999. See "Employment Agreements and Change-in-Control Arrangements." The Company does not currently, and does not expect in the near future to, pay dividends on shares of its Common Stock. Neither Mr. Gustafson nor any of the other persons named in the Summary Compensation Table holds any other restricted shares of Common Stock.

(5) Includes $4,050 paid for life insurance, $4,581 contributed to the Envirodyne Retirement Income Plan and $9,886 contributed to the Envirodyne Parallel Non-Qualified Thrift Plan.

(6) Includes $419 paid for life insurance, $4,581 contributed to the Envirodyne Retirement Income Plan and $2,350 contributed to the Envirodyne Parallel Non-Qualified Thrift Plan.

(7) Includes $362 paid for life insurance, $4,073 contributed to the Envirodyne Retirement Income Plan and $2,819 contributed to the Envirodyne Parallel Non-Qualified Thrift Plan.


     Stock Option Exercises and Holdings. The following table provides
     -----------------------------------
information concerning the exercise of stock options during the fiscal year ended December 25, 1997 and the fiscal year-end value of stock options with respect to each of the persons named in the Summary Compensation Table.

     Aggregated Option/SAR Exercises in 1997 and December 25, 1997 Option Values

                                                                               Number of
                                                                               Securities                   Value of
                                                                               Underlying                 Unexercised
                                                                               Unexercised                In-the-Money
                                          Shares                               Options at                  Options at
                                         Acquired          Value              12/25/97 (#)                12/25/97 ($)
                                        on Exercise       Realized            Exercisable/                Exercisable/
       Name                                 (#)             ($)              Unexercisable               Unexercisable
------------------------------          -----------      ----------         ----------------           -----------------
F. Edward Gustafson...........              --               --              11,666/58,334               40,831/204,169
Stephen M. Schuster...........              --               --              30,483/15,267                64,309/40,076
Gordon S. Donovan............               --               --              26,000/13,000                54,844/34,125


   Compensation of Directors.  Each director who is not an officer
   -------------------------
of the Company received an annual retainer of $20,000 in 1997 and a fee of $1,000 for each attended meeting of the Board of Directors. Chairmen of committees of the Board of Directors received an annual retainer of $1,500 in 1997. Directors also received a fee for each attended meeting of a committee of the Board of Directors of $1,000 ($500 in the case of committee meetings occurring immediately before or after meetings of the full Board of Directors). In addition, during 1997 Messrs. Dangremond, Page and Senkpiel each received a fee of $20,000 for serving on a special committee of the board of directors. Directors who are officers of the Company do not receive compensation in their capacity as directors. Pursuant to Envirodyne Industries, Inc. 1993 Stock Option Plan, as amended, on the date of the 1997 Annual Meeting of Stockholders, non-employee directors were granted a stock option to purchase 1,000 shares of Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. Pursuant to the Non-Employee Directors' Compensation Plan, non-employee directors may elect to receive their director fees in the form of shares of Common Stock. The number of shares received is based on the average of the closing bid and asked price of the Common Stock on the business day preceding the date the Common Stock is issued. All of the non-employee directors have elected to receive their director fees in the form of shares of Common Stock.

     Employment Agreements and Change-in-Control Arrangement. On
     -------------------------------------------------------
March 27, 1996, the Company entered into an Employment Agreement with Mr. F. Edward Gustafson. Pursuant to the Employment Agreement, Mr. Gustafson agreed to serve as Chairman of the Board, President and Chief Executive Officer of the Company, and the Company agreed to use its best efforts to cause Mr. Gustafson to be elected as a director of the Company, during the term of the Agreement. The initial term of the Employment Agreement is three (3) years, provided, however, that on March 26, 1997 and each subsequent anniversary thereof, the term of the Employment Agreement will be automatically extended for a period of one (1) year unless the Company or Mr. Gustafson gives written notice to the other at least thirty (30) days prior to the anniversary date that the term shall not be so extended.

     Under the Employment Agreement, Mr. Gustafson will receive an initial annual base salary of at least $450,000 and $30,000 per year in lieu of a Company-provided automobile. Mr. Gustafson's base salary will be increased by the Compensation and Nominating Committee of the Board of Directors each year in a manner consistent with increases in base salary for other senior officers of the Company. In addition, the Employment Agreement provides that with respect to the fiscal year ended December 25, 1997, Mr. Gustafson would be eligible to receive a bonus based on a percentage of his base salary depending on the Company's performance based on earnings before interest, taxes and depreciation and amortization ("EBITDA"). Because the Company did not achieve the minimum goal for EBITDA, Mr. Gustafson did not receive a bonus for fiscal year 1997. Mr. Gustafson will be eligible to receive an annual bonus for future fiscal years of the Company based on such financial performance or other performance-related criteria as established by the Compensation and Nominating Committee, after consultation with Mr. Gustafson. Mr. Gustafson is also entitled to participate in any employee benefit plans in effect for, and to receive other fringe benefits provided to, other executive officers.

     Pursuant to and upon execution of the Employment Agreement, Mr. Gustafson was granted two (2) stock options, each to purchase 35,000 shares of Common Stock. One (1) stock option becomes exercisable in cumulative annual increments of one-third commencing on the first anniversary of the date of grant. The other stock option becomes exercisable in cumulative annual increments of one-third commencing on the second anniversary of the date of grant. In addition, Mr. Gustafson was granted a stock option to purchase up to 75,000 shares of Common Stock depending on the financial performance of the Company based on EBITDA for fiscal year 1996. The Company did not achieve the minimum goal for EBITDA. Therefore, no portion of this stock option became exercisable or will become exercisable in the future. Lastly, Mr. Gustafson was granted 35,000 restricted shares of Common Stock which may not be transferred, and are subject to forfeiture, until March 27, 1999.

     If Mr. Gustafson's employment is terminated by the Company for Cause, as defined in the Employment Agreement, or by Mr. Gustafson other than for Good Reason or Disability, as defined in the Employment Agreement, Mr. Gustafson will be paid all Accrued Compensation, as defined in the Employment Agreement, through the date of termination of employment. If Mr. Gustafson's employment with the Company is terminated by the Company for any reason other than for Cause, death or Disability, or by Mr. Gustafson for Good Reason, (i) Mr. Gustafson will be paid all Accrued Compensation plus 200% of his base salary and the prorated amount of annual bonus that would have been payable to Mr. Gustafson with respect to the fiscal year in which Mr. Gustafson's employment is terminated, provided that the performance targets have been actually achieved as of the date of termination (unless such termination of employment follows a Change in Control, as defined in the Agreement, in which case Mr. Gustafson will receive a bonus equal to 50% of his base salary regardless of the Company's performance),
(ii) Mr. Gustafson will continue to receive life insurance, medical, dental and hospitalization benefits for a period of twenty-four (24) months following termination of employment, and
(iii) all outstanding stock options and restricted shares of Common Stock will become immediately exercisable, vested and nonforfeitable.

     Pursuant to the Employment Agreement, Mr. Gustafson is generally prohibited during the term of the Agreement, and for a period of two (2) years thereafter, from competing with the Company, soliciting any customer of the Company or inducing or attempting to persuade any employee of the Company to terminate his or her employment with the Company in order to enter into competitive employment. For purposes of the Employment Agreement, the Company includes Envirodyne Industries, Inc. and any of its subsidiaries over which Mr. Gustafson exercised, directly or indirectly, any supervisory, management, fiscal or operating control during the term of the Employment Agreement.

     In May 1996, the Compensation and Nominating Committee of the Board of Directors approved the Envirodyne Industries, Inc. Severance Pay Policy (the "Policy") which covers all permanent, full-time, salaried executives and administrative personnel employed by the Company at its corporate office, including Mr. Gordon S. Donovan and Mr. Stephen M. Schuster. Mr. Donovan and Mr. Schuster are eligible for severance benefits as set forth in the Policy upon the occurrence of one of the following events (an "Event"): (i) involuntary separation of employment from the Company for any reason other than death, disability or willful misconduct,
(ii) voluntary separation of employment from the Company (a) following a reduction in base compensation or incentive bonus opportunity from that in effect on the day immediately before the effective date of a Change in Control, as defined in the Policy, or office consolidation or elimination, or (b) following a reduction in the person's principal responsibilities from those in effect on the day immediately before the effective date of a Change in Control, as defined in the Policy, or office consolidation or elimination. Upon the occurrence of an Event and subject to the Company obtaining a general release, Mr. Donovan and Mr. Schuster would receive severance pay equal to the equivalent to twenty-four
(24) months' salary (at the highest annual rate in effect during the three-year period prior to separation of employment) plus a target bonus under the Management Incentive Plan in effect at the time of separation. In addition, Mr. Donovan and Mr. Schuster would continue to receive medical, life and dental insurance benefits in effect at the time of separation of employment for a period of time following such separation depending on form of payment of the severance pay elected (e.g., lump sum or installment) and whether he is covered by another employer's plan. The Policy may be amended or terminated at any time by the Company except that in the event that a Change in Control or elimination or consolidation of all or part of the corporate office occurs during the term of the Policy, the Policy will be automatically extended for a period of twenty-four (24) months following the effective date of the Change in Control or office consolidation or elimination.

     Compensation Committee Interlocks and Insider Participation.
     -----------------------------------------------------------
The Compensation and Nominating Committee of the Board of Directors consists of Messrs. Dangremond and Page, each of whom is a non-employee director of the Company. Mr. Page is the President of the Red Meat Group of Cargill, Inc. In fiscal year 1997, Viskase Corporation, a wholly-owned subsidiary of the Company, had sales of $21,825,000 made in the ordinary course to Cargill, Inc. and its affiliates.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ---------------------------------------------------
           MANAGEMENT
           ----------
     The following table sets forth the beneficial ownership of Common Stock as of April 1, 1998 of (a) each person or group of persons known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (b) each director and nominee for director of the Company, (c) each executive officer of the Company listed in the Summary Compensation Table below, and (d) all executive officers and directors of the Company as a group. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to the Company.

Name and Address of             Number of Shares        Percent
Beneficial Owner              Beneficially Owned (1)  of Class (1)
---------------------------   ----------------------  ------------
Zapata Corporation...........      5,877,304             39.67%
P.O. Box 4240
Houston, Texas 77210

Donald P. Kelly..............      2,194,501 (2)(3)      14.69%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

F. Edward Gustafson..........      1,607,275 (3)(4)      10.81%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Volk Enterprises, Inc........      1,300,000              8.77%
1230-1232 South Avenue
Turlock, California 95380

Elliott Associates, L.P......      1,136,950 (5)          7.67%
Martley International, Inc.
Westgate International, L.P.
712 Fifth Avenue, 36th Floor
New York, New York 10019

Robert N. Dangremond.........         20,636 (6)            *

Gordon S. Donovan............         49,852 (7)            *

Gregory R. Page..............         19,865 (6)            *

Stephen M. Schuster..........         99,030 (8)            *

Mark D. Senkpiel.............         34,686 (6)(9)         *

All directors and executive
officers of the Company
as a group (7 persons).......      2,303,440 (10)        15.40%
_________________________
*  Less than 1%.

(1) Beneficial ownership is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Accordingly, the "Number of Shares Beneficially Owned" and the "Percent of Class" shown for each person listed in the table are based on the assumption that both stock options which are exercisable currently or within 60 days of April 1, 1997 and warrants to purchase Common Stock ("Warrants") which are all currently exercisable, held by such person, have been exercised. Unless otherwise indicated, the persons listed in the table have sole voting and investment power over those securities listed for such person.

(2) The ownership indicated includes Warrants to purchase 119,809 shares owned by Mr. Kelly.

(3) The ownership indicated includes 70,287 shares and Warrants to purchase 4,405 shares owned by D.P. Kelly & Associates, L.P. ("DPK"), of which Mr. Kelly and Mr. Gustafson are principals and officers. The general partner of DPK is C&G Management Company, Inc. ("C&G Management"), which is owned by Mr. Kelly and Mr. Gustafson. The ownership indicated also includes 1,300,000 shares owned by Volk Enterprises, Inc. ("Volk"). Volk is controlled by Volk Holdings L.P., whose general partner is Wexford Partners I L.P. ("Wexford Partners"). The general partner of Wexford Partners is Wexford Corporation, which is owned by Mr. Kelly and Mr. Gustafson. Mr. Kelly and Mr. Gustafson share voting and investment power over the shares and Warrants owned by DPK and Volk. However, Mr. Kelly and Mr. Gustafson each disclaim beneficial ownership of shares and Warrants owned by DPK and Volk except to the extent of their respective pecuniary interest in such entities.

(4) The ownership indicated includes 35,000 shares and 35,000 shares subject to stock options and Warrants, respectively, owned by Mr. Gustafson. The ownership indicated also includes 70,619 shares and Warrants to purchase 4,405 shares owned by Mr. Gustafson's spouse. Mr. Gustafson does not have or share voting or investment power over the shares and Warrants owned by his spouse and disclaims beneficial ownership of such shares and Warrants.

(5) Elliott Associates, L.P. ("Elliott"), Westgate International, L.P. ("Westgate") and Martley International, Inc. ("Martley") filed a group Schedule 13D indicating that 689,050 shares are beneficially owned by Elliot and 447,900 shares are beneficially owned by Westgate and Martley. Paul E. Singer and Braxton Associates, L.P., which is controlled by Mr. Singer, are the general partners of Elliott. Mr. Singer is also the President of Martley and an executive officer of Hambledon, Inc., which is the sole general partner of Westgate. Martley is the investment manager of Westgate and disclaims beneficial ownership of, and pecuniary interest in, any shares. Martley's business address is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(6) The ownership indicated includes 4,000 shares subject to stock options owned by each non-employee director.

(7) The ownership indicated includes 32,500 shares subject to stock options owned by Mr. Donovan, 3,000 shares owned jointly by Mr. Donovan and his spouse, with whom Mr. Donovan shares voting and investment power over such shares, and 1,000 shares owned by Mr. Donovan's spouse. Mr. Donovan does not have or share voting power over the 1,000 shares owned by his spouse but shares investment power over those shares with his spouse. Mr. Donovan disclaims beneficial ownership of such shares.

(8) The ownership indicated includes 38,116 shares subject to stock options owned by Mr. Schuster and 20,104 shares owned by Mr. Schuster's spouse. Mr. Schuster does not have or share voting or investment power over the shares owned by his spouse and disclaims beneficial ownership of such shares.

(9)  The ownership indicated includes 3,000 shares held by Mr.
     Senkpiel as custodian for accounts of his minor children under the Uniform Gifts to Minors Act. Mr. Senkpiel disclaims beneficial ownership of such shares.

(10) See Footnotes (3), (4), (5), (6), (7) and (8).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

     During fiscal 1997, the Company purchased products in the ordinary course and on arm's-length terms from affiliates of D.P. Kelly & Associates, L.P. ("DPK") in the amount of $187,000. During fiscal 1997, the Company sublet office space from DPK for which it paid $133,000 in rent. The rent is comparable to that which would be charged to a nonaffiliated company for use of this office space. Donald P. Kelly, a beneficial owner of greater than 5% of the outstanding shares of Common Stock, and Mr. Gustafson, a beneficial owner of greater than 5% of the outstanding shares of Common Stock and the Chairman, Chief Executive Officer and President of the Company, are executive officers and limited partners of DPK.

     In fiscal 1997, Viskase Corporation, a wholly-owned subsidiary of the Company, had sales of $21,825,000 to Cargill, Inc. and its affiliates, which sales were made in the ordinary course of business. Gregory R. Page, President of the Red Meat Group of
Cargill, Inc., is a director of the Company.

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

                                   ENVIRODYNE INDUSTRIES, INC.
                                   --------------------------
                                         (Registrant)


                                   By: /s/
                                       -------------------------
                                       F. Edward Gustafson
                                       Chairman, Chief
                                       Executive Officer
                                       and President


                                   By: /s/
                                       --------------------------
                                       Gordon S. Donovan
                                       Vice President, Chief
                                       Financial Officer
                                       and Treasurer

Date:  April 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of April 1998.


/s/                              /s/
-------------------------------  -------------------------------
F. Edward Gustafson              Gordon S. Donovan
Chairman of the Board, Chief     Vice President, Chief
Executive Officer and            Financial Officer and
President                        Treasurer
(Principal Executive Officer)    (Principal Financial and
                                 Accounting Officer)


/s/                              /s/
-------------------------------  -----------------------------
Robert N. Dangremond (Director)  Gregory R. Page (Director)


/s/
-------------------------------
Mark D. Senkpiel (Director)