Form 10-Q
period 1998-03-26
ENVIRODYNE INDUSTRIES INC
filed 1998-05-11
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          ---------------
                             FORM 10-Q

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 26, 1998
                                             ---------------

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

     As of May 8, 1998, there were 14,815,511 shares outstanding of the registrant's Common Stock, $.01 par value.

                          Page 1 of 25 Pages

                INDEX TO FINANCIAL STATEMENTS



          ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

       UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Unaudited consolidated balance sheets at March 26, 1998
    and December 25, 1997                                      4

Unaudited consolidated statements of operations for the
    three months ended March 26, 1998 and March 27, 1997       5

Unaudited consolidated statements of cash flows
    for the three months ended March 26, 1998
    and March 27, 1997                                         6

Notes to consolidated financial statements                     7


         VISKASE HOLDING CORPORATION AND SUBSIDIARIES

      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at March 26, 1998 (unaudited)
   and December 25, 1997                                     15

Unaudited consolidated statements of operations
   for the three months ended March 26, 1998
   and March 27, 1997                                        16

Unaudited consolidated statements of cash flows
   for the three months ended March 26, 1998
   and March 27, 1997                                        17

Notes to consolidated financial statements                   18

                 PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        --------------------

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 25, 1997 (1997 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1997 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 25, 1997 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                 ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                                    March 26,        December 25,
                                                                       1998              1997
                                                                  -------------      -------------
                                                                             (in thousands)
ASSETS
   Current assets:
      Cash and equivalents                                          $   11,714         $  24,407
      Receivables, net                                                  67,843            75,039
      Inventories                                                      112,189            97,802
      Other current assets                                              31,739            25,286
                                                                     ---------         ---------
         Total current assets                                          223,485           222,534

   Property, plant and equipment,
      including those under capital leases                             600,267           580,981
      Less accumulated depreciation
        and amortization                                               162,865           145,855
                                                                     ---------         ---------
      Property, plant and equipment, net                               437,402           435,126

   Deferred financing costs, net                                         4,141             4,574
   Other assets                                                         37,743            39,193
   Excess reorganization value, net                                    110,027           112,426
                                                                     ---------         ---------
         Total assets                                                 $812,798          $813,853
                                                                     =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Short-term debt including current portion
        of long-term debt and obligations
        under capital leases                                          $ 36,365        $   12,880
      Accounts payable                                                  35,849            41,734
      Accrued liabilities                                               79,135            71,589
      Current deferred income taxes                                     10,516            10,516
                                                                     ---------         ---------
         Total current liabilities                                     161,865           136,719

   Long-term debt including obligations
      under capital leases                                             497,661           511,183

   Accrued employee benefits                                            48,309            48,521
   Deferred and noncurrent income taxes                                 24,584            26,510

   Commitments and contingencies

   Stockholders' equity:
      Preferred stock, $.01 par value;
        none outstanding
      Common stock, $.01 par value;
        14,812,334 shares issued and
        outstanding at March 26, 1998 and
        14,753,442 shares at December 25, 1997                             148               148
      Paid in capital                                                  136,480           136,183
      Accumulated (deficit)                                            (59,848)          (48,458)
      Cumulative foreign currency
        translation adjustments                                          3,640             3,098
      Unearned restricted stock issued
        for future service                                                 (41)              (51)
                                                                     ---------         ---------
           Total stockholders' equity                                   80,379            90,920
                                                                     ---------         ---------
              Total liabilities and stockholders' equity              $812,798          $813,853
                                                                     =========         =========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three   Months  Ended
                                              ---------------------------------
                                                   March            March
                                                  26, 1998         27, 1997
                                              --------------     -----------
                                         (in thousands, except for number of shares
                                                      and per share amounts)

(S)
NET SALES                                         $128,655         $154,539

COSTS AND EXPENSES
   Cost of sales                                    96,566          115,998
   Selling, general
      and administrative                            25,675           27,075
   Amortization of intangibles
      and excess reorganization value                3,801            4,052
                                                  --------         --------
OPERATING INCOME                                     2,613            7,414


   Interest income                                     185              504
   Interest expense                                 13,497           14,259
   Other expense (income), net                       1,333             (388)
                                                  --------         --------

(LOSS) BEFORE INCOME TAXES                         (12,032)          (5,953)

   Income tax (benefit)                               (642)          (3,400)
                                                  --------         --------

NET (LOSS)                                        $(11,390)        $ (2,553)
                                                  ========         ========
WEIGHTED AVERAGE
   COMMON SHARES - BASIC AND DILUTED            14,773,346       14,547,378
                                                ==========       ==========
PER SHARE AMOUNTS

NET (LOSS) BASIC AND DILUTED
   EARNINGS PER SHARE                                $(.77)          $ (.18)
                                                     =====           ======

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three    Months   Ended
                                                               --------------------------------
                                                                  March 26,       March 27,
                                                                    1998             1997
                                                                  --------         --------
                                                                        (in thousands)
Cash flows from operating activities:
   Net (loss)                                                    $ (11,390)        $ (2,553)
   Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization under capital lease          11,556           11,228
         Amortization of intangibles and excess
           reorganization value                                      3,801            4,052
         Amortization of deferred financing fees and discount          428              379
         (Decrease) in deferred and
            noncurrent income taxes                                 (1,582)          (5,270)
         Foreign currency transaction loss (gain)                     (106)           1,357
         (Gain) loss on disposition of assets                          103           (1,075)
         Bad debt provision                                            248              313

         Changes in operating assets and liabilities:
            Accounts receivable                                      7,377            1,846
            Inventories                                            (14,581)          (7,091)
            Other current assets                                    (6,545)         (10,811)
            Accounts payable and accrued liabilities                 2,132            3,097
            Other                                                      590           (2,443)
                                                                  --------         --------
         Total adjustments                                           3,421           (4,418)
                                                                  --------         --------
            Net cash provided by (used in) operating activities     (7,969)          (6,971)

Cash flows from investing activities:
   Capital expenditures                                            (15,081)         (10,399)
   Proceeds from disposition of assets                                  37           11,827
                                                                  --------         --------
            Net cash provided by (used in) investing activities    (15,044)           1,428

Cash flows from financing activities:
   Issuance of common stock                                            307               59
   Deferred financing costs                                             (4)             (72)
   Proceeds from revolving loan and long-term
      borrowings                                                    20,069
   Repayment of revolving loan, long-term borrowings
      and capital lease obligation                                  (9,994)          (6,785)
                                                                  --------         --------
            Net cash provided by (used in)
               financing activities                                 10,378           (6,798)

Effect of currency exchange rate changes on cash                       (58)            (653)
                                                                  --------         --------
Net (decrease) in cash and equivalents                             (12,693)         (12,994)
Cash and equivalents at beginning of period                         24,407           41,794
                                                                  --------         --------
Cash and equivalents at end of period                             $ 11,714         $ 28,800
                                                                  ========         ========

-----------------------------------------------------------------------------------------------
Supplemental cash flow information:
   Interest paid                                                   $11,773          $12,684
   Income taxes paid                                               $   574          $   319

The accompanying notes are an integral part of the consolidated financial statements.

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:

                               March               December
                             26, 1998              25, 1997
                            -----------          -----------
Raw materials                 $ 17,649             $ 16,847
Work in process                 35,298               29,297
Finished products               59,242               51,658
                              --------             --------
                              $112,189             $ 97,802
                              ========             ========

Approximately 63% of the inventories at March 26, 1998 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $4.6 million at March 26, 1998.

2. DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                                                  March               December
                                                                 26, 1998             25, 1997
                                                               -----------          -----------
(S)
Short-term debt, current maturity of long-term
  debt, and capital lease obligation:

  Secured revolver                                               $20,000
  Current maturity of Viskase Capital Lease Obligation            13,031               $ 9,675
  Current maturity of Viskase Limited Term Loan (3.2%)             1,629                 1,629
  Other                                                            1,705                 1,576
                                                                 -------               -------
            Total short-term debt                                $36,365               $12,880
                                                                 =======               =======
Long-term debt:

  12% Senior Secured Notes due 2000                             $160,000              $160,000
  10.25% Senior Notes due 2001                                   219,262               219,262
  Viskase Capital Lease Obligation                               111,842               124,873
  Viskase Limited Term Loan (3.2%)                                 2,398                 2,443
  Other                                                            4,159                 4,605
                                                                --------              --------
            Total long-term debt                                $497,661              $511,183
                                                                ========              ========
/TABLE

3.  CONTINGENCIES (dollars in thousands)

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

On September 29, 1997, the Court set aside the jury verdict in part and ordered a retrial on certain issues. The Court upheld the jury finding on the validity of all of Viskase's patents and the jury finding that ANC had willfully infringed Viskase's patents by ANC's use of Dow Chemical Company's "Attane" brand polyethylene plastic resin in ANC's products. However, the Court ordered a new trial on the issue of whether ANC's use of Dow Chemical Company's "Affinity" brand polyethylene plastic resin infringed Viskase's patents and whether such conduct was willful. Because the jury rendered one general damage verdict, the Court ordered a retrial of all damage issues. By operation of the Court's order, the injunction in respect of ANC's future use of the "Affinity" brand resin was removed. The Court has not set a new trial date, but the Company expects the trial in the fouth quarter of 1998. In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to one of the requests for reexamination, the USPTO initially rejected Viskase's claims, to which Viskase has filed a response. With respect to the other request for reexamination the USPTO has not made its determination. If the USPTO ultimately disallows the claims of the two Viskase patents, the effect upon the Court action is uncertain.

The Company expects ANC to vigorously contest this matter in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through March 26, 1998, $4,473 in patent defense costs had been accrued and capitalized.

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


4.  EARNINGS PER SHARE (dollars in thousands)

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by this Statement, the Company adopted the new standards for computing and presenting earnings per share (EPS) in fiscal 1997, and for all period earnings per share data presented. Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                     13 weeks       13 weeks
                                                     December       December
                                                     25, 1997       27, 1996
                                                       to              to
                                                      March           March
                                                     26, 1998       27, 1997
                                                    ----------     ----------
Numerator:

  Loss available to common stockholders
    before extraordinary item                        $(11,390)      $(2,553)

  Extraordinary (loss)
                                                   ----------    ----------
Net loss available to common stockholders
  for basic and diluted EPS                          $(11,390)      $(2,553)

Denominator:

Weighted average shares outstanding
  for basic EPS                                    14,773,346    14,547,378

Effect of dilutive securities                               0             0
                                                   ----------    ----------
Weighted average shares outstanding
  for diluted EPS                                  14,773,346    14,547,378
                                                   ==========    ==========

The exercise of options and warrants is not assumed as the result would be antidilutive, since the numerators in 1998 and 1997 are losses. /TABLE

5.  ACCOUNTING STANDARDS

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for for fiscal years beginning after December 15, 1997. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that adoption of SFAS No. 131 will not have a significant effect on the Company's financial statements.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. Management believes the adoption of SFAS No. 132 will not have a significant effect on the Company's financial statements.


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

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATING BALANCE SHEETS
                            MARCH 26, 1998


                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations (1)      Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                  (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                  $  7,497          $   153         $  4,064                           $11,714
    Receivables and advances, net          101,424           52,111           43,683      $ (129,375)           67,843
    Inventories                                              76,642           36,476            (929)          112,189
    Other current assets                       659           21,638            9,442                            31,739
                                          --------         --------         --------       ---------          --------
      Total current assets                 109,580          150,544           93,665        (130,304)          223,485

Property, plant and equipment including
  those under capital lease                    149          454,861          145,257                           600,267
  Less accumulated depreciation
    and amortization                           126          122,764           39,975                           162,865
                                          --------         --------         --------       ---------          --------
Property, plant and equipment, net              23          332,097          105,282                           437,402

Deferred financing costs                     3,725                               416                             4,141
Other assets                                                 35,454            2,289                            37,743
Investment in subsidiaries                  43,017          120,768                         (163,785)
Excess reorganization value                                  77,798           32,229                           110,027
                                          --------         --------         --------       ---------          --------
      Total assets                        $156,345         $716,661         $233,881       $(294,089)         $812,798
                                          ========         ========         ========       =========          ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease       $20,000         $ 13,594          $ 2,771                         $  36,365
    Accounts payable and advances               36          126,370           38,818      $ (129,375)           35,849
    Accrued liabilities                     15,018           43,525           20,593              (1)           79,135
    Current deferred taxes                                   10,581              (65)                           10,516
                                          --------         --------         --------       ---------          --------
      Total current liabilities             35,054          194,070           62,117        (129,376)          161,865

Long-term debt including obligation
  under capital lease                      379,262          113,655            4,744                           497,661

Accrued employee benefits                                    45,806            2,503                            48,309
Deferred and noncurrent income taxes        12,817           (8,568)          20,335                            24,584
Intercompany loans                        (350,900)         339,993           10,907

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,812,334 shares issued and
    outstanding                                148                3           32,738        (32,741)               148
  Paid in capital                          136,480           88,816           88,359       (177,175)           136,480
  Accumulated earnings (deficit)           (60,115)         (60,694)           8,598         52,363            (59,848)
  Cumulative foreign currency
    translation adjustments                  3,640            3,580            3,580         (7,160)             3,640
  Unearned restricted stock issued
    for future services                        (41)                                                                (41)

                                          --------         --------         --------       ---------          --------
      Total stockholders' equity            80,112           31,705          133,275        (164,713)           80,379
      Total liabilities and
        stockholders' equity              --------         --------         --------       ---------          --------
                                          $156,345         $716,661         $233,881       $(294,089)         $812,798
                                          ========         ========         ========       =========          ========

(1) Elimination of intercompany receivables, payables and investment accounts. /TABLE

    ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATING BALANCE SHEETS
               DECEMBER 25, 1997

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations (1)      Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                  $ 19,004        $    865         $  4,538                         $ 24,407
    Receivables and advances, net           59,223          58,201           44,221       $ (86,606)          75,039
    Inventories                                             63,967           35,029          (1,194)          97,802
    Other current assets                     1,746          12,612           10,928                           25,286
                                          --------        --------         --------       ---------         --------
      Total current assets                  79,973         135,645           94,716         (87,800)         222,534

Property, plant and equipment including
  those under capital lease                    145         442,506          138,330                          580,981
  Less accumulated depreciation
    and amortization                           119         113,672           32,064                          145,855
                                          --------        --------         --------       ---------         --------
Property, plant and equipment, net              26         328,834          106,266                          435,126

Deferred financing costs                     4,100                              474                            4,574
Other assets                                                36,779            2,414                           39,193
Investment in subsidiaries                  53,619         120,824                         (174,443)
Excess reorganization value                                 79,595           32,831                          112,426
                                          --------        --------         --------       ---------         --------
      Total assets                        $137,718        $701,677         $236,701       $(262,243)        $813,853
                                          ========        ========         ========       =========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                      $ 10,233          $ 2,647                        $  12,880
    Accounts payable and advances          $   121          86,514           41,706        $(86,607)          41,734
    Accrued liabilities                      5,836          46,595           19,158                           71,589
    Current deferred taxes                                  10,581              (65)                          10,516
                                          --------        --------         --------       ---------         --------
      Total current liabilities              5,957         153,923           63,446         (86,607)         136,719

Long-term debt including obligation
  under capital lease                      379,262         126,830            5,091                          511,183

Accrued employee benefits                                   46,018            2,503                           48,521
Deferred and noncurrent income taxes        13,084          (7,396)          20,822                           26,510
Intercompany loans (1)                    (351,505)        339,995           11,510

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,753,442 shares issued and
    outstanding                                148               3           32,738         (32,741)             148
  Paid in capital                          136,183          88,816           88,280        (177,096)         136,183
  Accumulated earnings (deficit)           (48,458)        (49,550)           9,273          40,277          (48,458)
  Cumulative foreign currency
    translation adjustments                  3,098           3,038            3,038          (6,076)           3,098
  Unearned restricted stock issued
    for future services                        (51)                                                              (51)
                                          --------        --------         --------       ---------         --------
      Total stockholders' equity            90,920          42,307          133,329        (175,636)          90,920
                                          --------        --------         --------       ---------         --------
      Total liabilities and
        stockholders' equity              $137,718        $701,677         $236,701       $(262,243)        $813,853
                                          ========        ========         ========       =========         ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THREE MONTHS ENDED MARCH 26, 1998

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)

NET SALES                                                         $88,753          $47,879        $(7,977)         $128,655

COSTS AND EXPENSES
  Cost of sales                                                    69,192           35,617         (8,243)           96,566
  Selling, general and administrative              $  989          14,978            9,708                           25,675
  Amortization of intangibles and
    excess reorganization value                                     3,047              754                            3,801
                                                 --------        --------         --------      ---------          --------
OPERATING INCOME (LOSS)                              (989)          1,536            1,800            266             2,613

  Interest income                                     139                               46                              185
  Interest expense                                 10,921           2,229              347                           13,497
  Intercompany interest expense (income)           (9,667)          9,359              308
  Management fees (income)                         (1,184)            867              317
  Other expense (income), net                         (80)            611              802                            1,333
  Equity loss (income) in subsidiary               10,878             677                         (11,555)
                                                 --------        --------         --------      ---------          --------
INCOME (LOSS) BEFORE INCOME TAXES                 (11,718)        (12,207)              72         11,821           (12,032)
  Income tax provision (benefit)                     (328)         (1,063)             749                             (642)
                                                 --------        --------         --------      ---------          --------
NET INCOME (LOSS)                                $(11,390)       $(11,144)          $ (677)      $ 11,821          $(11,390)
                                                 ========        ========         ========      =========          ========

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATING CASH FLOWS
               FOR THREE MONTHS ENDED MARCH 26, 1998

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)

Net cash provided by
   (used in) operating activities                $(32,409)        $21,873           $2,567                          $(7,969)

Cash flows from investing activities:
  Capital expenditures                                 (4)        (12,805)          (2,272)                         (15,081)
  Proceeds from disposition of assets                                  34                3                               37
                                                 --------        --------         --------      ---------          --------
      Net cash provided by
         (used in) investing activities                (4)        (12,771)          (2,269)                         (15,044)

Cash flows from financing activities:
  Issuance of common stock                            307                                                               307
  Proceeds from revolving loan and
    long-term borrowings                           20,000                               69                           20,069
  Deferred financing costs                             (4)                                                               (4)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                       (9,814)            (180)                          (9,994)
  Increase (decrease) in Envirodyne loan              603                             (603)
                                                 --------        --------         --------      ---------          --------
      Net cash provided by
         (used in) financing activities            20,906          (9,814)            (714)                          10,378
Effect of currency exchange
    rate changes on cash                                                               (58)                             (58)
                                                 --------        --------         --------      ---------          --------
Net increase (decrease) in cash
  and equivalents                                 (11,507)           (712)            (474)                         (12,693)
Cash and equivalents at beginning of period        19,004             865            4,538                           24,407
                                                 --------        --------         --------      ---------          --------
Cash and equivalents at end of period            $  7,497          $  153          $ 4,064                          $11,714
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
                                                  ========      ========           ========       =========        ========

          VISKASE HOLDING CORPORATION AND SUBSIDIARIES

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 25, 1997 (1997 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1997 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 25, 1997 was derived from the audited Viskase Holding Corporation's consolidated financial statements included in Envirodyne Industries, Inc.'s annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

               VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                   March 26,             December 25,
                                                     1998                     1997
                                                ---------------          --------------
                                                             (in thousands)
ASSETS
  Current assets:
     Cash and equivalents                         $   4,064                 $   4,538
     Receivables, net                                37,032                    38,081
     Receivables, affiliates                         52,048                    51,796
     Inventories                                     36,476                    35,029
     Other current assets                             9,442                    10,928
                                                   --------                  --------
         Total current assets                       139,062                   140,372

  Property, plant and equipment                     145,257                   138,330
     Less accumulated depreciation                   39,975                    32,064
                                                   --------                  --------
     Property, plant and equipment, net             105,282                   106,266

  Deferred financing costs                              416                       474
  Other assets                                        2,210                     2,414
  Excess reorganization value                        32,229                    32,831
                                                   --------                  --------
         Total assets                              $279,199                  $282,357
                                                   ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Short-term debt including current
       portion of long-term debt                    $ 2,771                 $   2,647
     Accounts payable                                11,399                    15,438
     Accounts payable and advances, affiliates       34,324                    34,210
     Accrued liabilities                             20,593                    19,158
     Current deferred income taxes                      (65)                      (65)
                                                   --------                  --------
        Total current liabilities                    69,022                    71,388

  Long-term debt                                      4,744                     5,091

  Accrued employee benefits                           2,504                     2,503
  Deferred and noncurrent income taxes               20,335                    20,822
  Intercompany loans                                 48,917                    49,520

  Commitments and contingencies

  Stockholders' equity:
     Common stock, $1.00 par value,
       1,000 shares authorized;
       100 shares issued and outstanding
     Paid in capital                                103,464                   103,463
     Retained earnings                               26,633                    26,496
     Cumulative foreign currency
       translation adjustments                        3,580                     3,074
                                                   --------                  --------
         Total stockholders' equity                 133,677                   133,033
                                                   --------                  --------
         Total liabilities and
           stockholders' equity                    $279,199                  $282,357
                                                   ========                  ========

The accompanying notes are an integral part of the consolidated financial statements.

          VISKASE HOLDING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three    Months   Ended
                                                 -------------------------------------
                                                  March 26,                  March 27,
                                                     1998                      1997
                                                   --------                  --------
                                                              (in thousands)

NET SALES                                           $47,879                   $64,227

COSTS AND EXPENSES
  Cost of sales                                      35,617                    48,383
  Selling, general
     and administrative                               8,365                     9,863
  Amortization of intangibles
     and excess reorganization value                    754                       785
                                                   --------                  --------
OPERATING INCOME                                      3,143                     5,196

  Interest income                                        46                       121
  Interest expense                                      347                       386
  Intercompany interest expense                         308                       755
  Management fees                                       317                       294
  Other expense (income), net                           802                    (1,942)
                                                   --------                  --------
INCOME BEFORE INCOME TAXES                            1,415                     5,824

  Income tax provision                                1,278                     1,925
                                                   --------                  --------
NET INCOME                                            $ 137                  $  3,899
                                                   ========                  ========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

          VISKASE HOLDING CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three    Months   Ended
                                                                      -----------------------------------
                                                                       March 26,                March 27,
                                                                         1998                     1997
                                                                      -----------             ------------
                                                                                 (in thousands)
Cash flows from operating activities:
  Net income                                                            $  137                   $ 3,899
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                                      2,834                     2,847
       Amortization of intangibles and excess
         reorganization value                                              754                       785
       Amortization of deferred financing fees and discount                 48
       Increase (Decrease) in deferred and
         noncurrent income taxes                                          (191)                     (418)
       Loss (Gain) on disposition of assets                                110                    (1,000)
       Bad debt provision                                                   80                       185

       Changes in operating assets and liabilities:
         Accounts receivable                                             1,383                       108
         Accounts receivable, affiliates                                (3,223)                    1,684
         Inventories                                                      (772)                   (2,363)
         Other current assets                                            1,809                       535
         Accounts payable and accrued liabilities                       (5,430)                   (6,436)
         Accounts payable, affiliates                                    5,028                   (14,469)
         Other
                                                                      --------                  --------
       Total adjustments                                                 2,430                   (18,542)
                                                                      --------                  --------
         Net cash provided by (used in) operating activities             2,567                   (14,643)

Cash flows from investing activities:
  Capital expenditures                                                  (2,272)                   (1,827)
  Proceeds from disposition of assets                                        3                    11,722

                                                                      --------                  --------
         Net cash provided by (used in) investing activities            (2,269)                    9,895
Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings                     69
  Deferred financing costs                                                                           (46)
  Repayment of revolving loan and long-term borrowings                    (180)                      (13)
  Increase (decrease) in Envirodyne loan and advances                     (603)                    5,033
                                                                      --------                  --------
         Net cash provided by (used in) financing activities              (714)                    4,974

Effect of currency exchange rate changes on cash                           (58)                     (653)
Net (decrease) in cash and equivalents                                    (474)                     (427)
Cash and equivalents at beginning of period                              4,538                    16,171
                                                                      --------                  --------
Cash and equivalents at end of period                                   $4,064                  $ 15,744
                                                                      ========                  ========

-----------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                           $ 40                      $ 49
  Income taxes paid                                                       $407                      $153

The accompanying notes are an integral part of the consolidated financial statements.

             VISKASE HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                  March 26,         December 25,
                                    1998                1997
                                 ----------         -----------

Raw materials                     $ 3,627             $ 4,418
Work in process                    10,575              10,511
Finished products                  22,274              20,100
                                  -------             -------
                                  $36,476             $35,029
                                  =======             =======

2. CONTINGENCIES (dollars in thousands)

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

On September 29, 1997, the Court set aside the jury verdict in part and ordered a retrial on certain issues. The Court upheld the jury finding on the validity of all of Viskase's patents and the jury finding that ANC had willfully infringed Viskase's patents by ANC's use of Dow Chemical Company's "Attane" brand polyethylene plastic resin in ANC's products. However, the Court ordered a new trial on the issue of whether ANC's use of Dow Chemical Company's "Affinity" brand polyethylene plastic resin infringed Viskase's patents and whether such conduct was willful. Because the jury rendered one general damage verdict, the Court ordered a retrial of all damage issues. By operation of the Court's order, the injunction in respect of ANC's future use of the "Affinity" brand resin was removed. The Court has not set a new trial date, but the Company expects the trial in the fouth quarter of 1998. In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to one of the requests for reexamination, the USPTO initially rejected Viskase's claims, to which Viskase has filed a response. With respect to the other request for reexamination the USPTO has not made its determination. If the USPTO ultimately disallows the claims of the two Viskase patents, the effect upon the Court action is uncertain.

The Company expects ANC to vigorously contest this matter in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through March 26, 1998, $4,473 in patent defense costs had been accrued and capitalized.

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


3.  ACCOUNTING STANDARDS

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for for fiscal years beginning after December 15, 1997. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that adoption of SFAS No. 131 will not have a significant effect on the Company's financial statements.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. Management believes the adoption of SFAS No. 132 will not have a significant effect on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)
         ---------------------------------------------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                            Three   Months   Ended
                                           -----------------------
                                             March 26,    March 27,
                                               1998          1997
                                            ----------    --------
                                                (in thousands)
Net sales:
  Food packaging products                    $107,558     $135,614
  Disposable foodservice supplies              21,097       18,925
                                             --------     --------
                                             $128,655     $154,539
                                             ========     ========
Operating income:
  Food packaging products                      $2,408       $7,037
  Disposable foodservice supplies               1,245        1,474
  Other and eliminations                       (1,040)      (1,097)
                                             --------     --------
                                               $2,613       $7,414
                                             ========     ========
Depreciation and amortization
  under capital lease
  and amortization of intangible expense:
  Food packaging products                     $13,853      $13,987
  Disposable foodservice supplies               1,497        1,286
  Other                                             7            7
                                             --------     --------
                                              $15,357      $15,280
                                             ========     ========

Capital expenditures:
  Food packaging products                     $10,338      $ 9,632
  Disposable foodservice supplies               4,739          757
  Other                                             4           10
                                             --------     --------
                                              $15,081      $10,399
                                             ========     ========

Results of Operations
---------------------

The Company's net sales for the first three months of 1998 were $128.7 million, which represented a decrease of 16.7% over the first three months of 1997. Sales declined 6.8% after removing the effects of the sale of the Company's oriented polystyrene (OPS) and polyvinyl chloride (PVC) businesses and Sandusky's exit from the injection molding business in 1997. Net sales at Viskase decreased by 19.9% over the prior year. Removing the effects of the oriented polystyrene (OPS) and the polyvinyl chloride (PVC) businesses, which were sold in January and December 1997, respectively, sales at Viskase decreased by 10.5%. The decline in sales is partially due to the Southeast Asian economic condition and competitive pressures in both the domestic and European markets. European sales were also negatively affected by foreign currency translation due to the strengthening of the U.S. dollar. First quarter net sales at Clear Shield increased 11.5% from the prior year primarily due to expansion into the Western Region of the United States. First quarter net sales at Sandusky decreased by 29.9% from the prior year. Sandusky exited the injection molding business in June 1997. After excluding the effects of injection molding sales from the 1997 results, sales increased by 7.5%.

Operating income for the first three months of 1998 was $2.6 million, representing a decrease of 64.8% from the first three months of 1997. The decrease in operating income resulted primarily from declines in sales and gross margins caused by continued price competition in the U.S., Europe and Southeast Asia. Contributing to the decline in operating income in Europe was the influence of the U.S. dollar on foreign currencies.

Net interest expense for the three-month period totaled $13.5 million, representing a decrease of $.8 million from the first three months of 1997. The decrease results from a reduction in amortization of deferred financing fees and the effects of translation.

Other expense (income) approximated $1.3 million and $(.4) million for the first three months of 1998 and 1997, respectively. The 1998 expense is primarily net foreign currency translation losses and the loss on disposition of assets. The sale of the OPS business in January of 1997 resulted in a $1.0 million gain. The gain was offset by foreign exchange gains and losses.

Receivables and payables, which are denominated in non-functional currencies, are translated to the functional currency at month end and the resulting gain or loss is recognized as other income/expense on the income statement. Gains and losses on hedges of receivables and payables are marked to market. The result is recongnized in other income and expense on the income statement.

The Company uses foreign exchange forward contracts to hedge some of its non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets. This strategy is used to reduce the overall exposure to the effects of currency fluctuations on cash flows. The Company's policy is not to speculate in financial instruments.

The tax benefit for the first three months resulted from the benefit of U.S. taxes partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $.6 million was provided on a loss before income taxes of $(12.0) million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.


Other
-----
In September 1997 the Company announced that it had retained
Donaldson, Lufkin and Jenrette Securities Corporation to assist the Board of Directors in evaluating the Company's strategic alternatives. Such alternatives may include, among other things, sale of the entire company, sale of business units or recapitalization. This process is continuing.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for for fiscal years beginning after December 15, 1997. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that adoption of SFAS No. 131 will not have a significant effect on the Company's financial statements.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. Management believes the adoption of SFAS No. 132 will not have a significant effect on the Company's financial statements.


Liquidity and Capital Resources
-------------------------------
Cash and equivalents decreased by $12.7 million during the three months ended March 26, 1998. Cash flows used in operating activities of $8.0 million and investing activities of $15.1 million exceeded funds provided by financing activities of $10.4 million. Cash flows used in operating activities were principally attributable to the Company's loss from operations and a seasonal increase in working capital. Cash flows provided by financing activities were principally due to a $20 million draw under the Company's domestic revolving credit facility (Revolving Credit Facility), offset by a (9.7 million principal repayment under the GECC lease.

The Company finances its working capital needs using internally generated cash from operations and borrowings under its $20 million domestic Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves that may be established in the discretion of the lenders. As of March 26, 1998, the Company had borrowed $20 million under its Revolving Credit Facility. The Company has received approval from a financial institution to increase its revolving credit availability by $10 million, subject to customary conditions and completion of documentation.
The Company's Senior Secured Notes, Revolving Credit Facility and Letter of Credit Facility contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, maximum ratios of debt and senior debt to total capitalization, and a minimum fixed charge coverage. The Company is currently in compliance with the covenants under the Senior Secured Notes Indenture, Revolving Credit Facility and Letter of Credit Facility. In the event that the Company is unable to maintain compliance with the covenants, it will be necessary to obtain a waiver or amendment of such covenants from the respective lenders. There can be no assurance that the Company will be able to obtain such waivers or amendments.

The Company anticipates that its current cash position, operating cash flows, proceeds from future asset sales and the negotiated increase in its current revolver will be sufficient to meet its operating expenses and to service its June and December interest payments on the Senior Secured Notes and Senior Notes. The Company is relying in part on the consummation of pending asset sales to meet those obligations. The Company will be required to satisfy its $80 million mandatory redemption obligation with respect to the Senior Secured Notes in 1999 and to pay the remaining principal amount of the Senior Secured Notes in 2000. Additionally, the Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company expects that in order to make these payments it will be required to pursue one or more alternative strategies, such as refinancing its indebtedness, selling additional equity capital, reducing or delaying capital expenditures, or selling assets. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

Capital expenditures for the first three months of 1998 and 1997 totaled $15.1 million and $10.4 million, respectively. Significant 1997 and 1998 capital expenditures included a new information technology system at Viskase, costs associated with the Nucel(R) project, additional production capacity for specialty films, and construction of Clear Shield's Twin Falls, Idaho facility. Capital expenditures for 1998 are expected to be approximately $40 million.

The Company has spent approximately $7 million to $11 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years. The 1998 research and development and product introduction expenses are expected to be in the $10 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings under the Nucel(R) process. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.

In January 1996, the Company began a system conversion which incorporated year 2000 compliance. Approximately 80% of the Company's systems are compliant, with all systems expected to be compliant by the end of 1999. The costs associated with the remaining 20% of systems are not expected to be material.

                PART II. OTHER INFORMATION


Item 1 - Legal Proceedings
         -----------------
For a description of pending litigation and other contingencies, see Part 1, Note 3, Contingencies in Notes to Consolidated
Financial Statements for Envirodyne Industries, Inc. and
Subsidiaries.


Item 2 - Changes in Securities
         ---------------------
No reportable events occurred during the quarter ended March 26, 1998.


Item 3 - Defaults Upon Senior Securities
         -------------------------------
None.


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.


Item 5 - Other Information
         -----------------
None.


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits

        10.9     Envirodyne Industries, Inc. Corporate Office
                 Management Incentive Plan for Fiscal Year 1998.

        27       Financial Data Schedules.

(b)     Reports on Form 8-K

        None.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ENVIRODYNE INDUSTRIES, INC.
                            -----------------------------
                            Registrant




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




Date:  May 11, 1998