Form 10-Q
period 1998-06-25
ENVIRODYNE INDUSTRIES INC
filed 1998-08-10
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          ---------------
                             FORM 10-Q

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  June 25, 1998
                                             ---------------

                                OR

   /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ----------  -----------

                   Commission file number   0-5485
                                          ----------

                         ENVIRODYNE INDUSTRIES, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                95-2677354
-------------------------------                ----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

6855 W. 65th Street, Chicago, Illinois                    60638
------------------------------------------------       ----------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (708) 496-4200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No
                           ------       -------

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes   X       No
                                        ------       ------

     As of August 7, 1998, there were 14,851,152 shares outstanding of the registrant's Common Stock, $.01 par value.
                          Page 1 of 34 Pages

                 INDEX TO FINANCIAL STATEMENTS



           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Unaudited consolidated balance sheets at June 25, 1998
   and December 25, 1997                                        4

Unaudited consolidated statements of operations
   for the three months ended June 25, 1998 and
   June 26, 1997 and for the six months ended
   June 25, 1998 and June 26, 1997                              5

Unaudited consolidated statements of cash flows
   for the six months ended
   June 25, 1998 and June 26, 1997                              6

Notes to consolidated financial statements                      7


      VISKASE HOLDING CORPORATION AND SUBSIDIARIES

  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Unaudited consolidated balance sheets at
   June 25, 1998 and December 25, 1997                         22

Unaudited consolidated statements of operations
   for the three months ended June 25, 1998 and
   June 26, 1997 and for the six months ended
   June 25, 1998 and June 26, 1997                             23

Unaudited consolidated statements of cash flows
   for the six months ended
   June 25, 1998 and June 26, 1997                             24

Notes to consolidated financial statements                     25

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

          ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                                                     June 25,                 December 25,
                                                      1998                        1997
                                                    ---------                 -------------
                                                                (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                            $   16,574                 $  24,407
    Receivables, net                                    63,291                    75,039
    Inventories                                        110,000                    97,802
    Other current assets                                30,968                    25,286
                                                    ----------                 ---------
      Total current assets                             220,833                   222,534

  Property, plant and equipment,
    including those under capital leases               595,079                   580,981
    Less accumulated depreciation
      and amortization                                 168,930                   145,855
                                                    ----------                 ---------
    Property, plant and equipment, net                 426,149                   435,126

  Deferred financing costs, net                          4,206                     4,574
  Other assets                                          36,286                    39,193
  Excess reorganization value, net                     107,392                   112,426
                                                    ----------                 ---------
      Total assets                                    $794,866                  $813,853
                                                    ==========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current portion
      of long-term debt and obligations
      under capital leases                            $206,330                $   12,880
    Accounts payable                                    36,324                    41,734
    Accrued liabilities                                 68,876                    71,589
    Current deferred income taxes                       10,516                    10,516
                                                    ----------                 ---------
      Total current liabilities                        322,046                   136,719

  Long-term debt including obligations
    under capital leases                               336,734                   511,183

  Accrued employee benefits                             48,194                    48,521
  Deferred and noncurrent income taxes                  15,922                    26,510

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      14,836,444 shares issued and
      outstanding at June 25, 1998 and
      14,753,442 shares at December 25, 1997               148                       148
    Paid in capital                                    136,609                   136,183
    Accumulated (deficit)                              (67,585)                  (48,458)
    Cumulative foreign currency
      translation adjustments                            2,829                     3,098
    Unearned restricted stock issued
      for future service                                   (31)                      (51)
                                                    ----------                 ---------
      Total stockholders' equity                        71,970                    90,920
                                                    ----------                 ---------
      Total liabilities and stockholders' equity      $794,866                  $813,853
                                                    ==========                 =========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

               ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months        Three Months     Six   Months          Six   Months
                                      Ended June          Ended June       Ended June            Ended June
                                       25, 1998            26, 1997         25, 1998               26, 1997
                                      -----------        ------------     ------------         ---------------
                                           (in thousands, except for number of shares and per share amounts)

NET SALES                               $105,389            $125,156        $ 206,666             $251,605

COSTS AND EXPENSES
  Cost of sales                           78,287              91,659          152,548              184,755
  Selling, general
    and administrative                    22,271              22,927           43,649               46,176
  Amortization of intangibles
    and excess reorganization value        3,471               3,514            6,939                7,032
  Restructuring charges                    1,500                                1,500
                                        --------           ---------        ---------             --------
OPERATING INCOME                            (140)              7,056            2,030               13,642

  Interest income                            117                 254              302                  758
  Interest expense                        14,552              14,122           28,027               28,353
  Other expense (income), net               (323)              1,811              466                1,297
                                        --------           ---------        ---------             --------
(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                    (14,252)             (8,623)         (26,161)             (15,250)

  Income tax (benefit)                    (7,812)             (3,941)          (8,538)              (7,736)
                                        --------           ---------        ---------             --------
NET (LOSS) FROM CONTINUING
  OPERATIONS                              (6,440)             (4,682)         (17,623)              (7,514)

DISCONTINUED OPERATIONS:
  Income from operations
    net of income taxes (Note 5)             263                 177               56                  456
  (Loss) on sale of discontinued
    operations net of income tax
    benefit of $998                       (1,560)                              (1,560)
                                        --------           ---------        ---------             --------
  Net (loss)                             $(7,737)            $(4,505)        $(19,127)             $(7,058)
                                        ========           =========        =========             ========

WEIGHTED AVERAGE
  COMMON SHARES - BASIC               14,818,561          14,570,519       14,796,136           14,558,950
                                      ==========          ==========       ==========           ==========
PER SHARE AMOUNTS:

BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations                    $(.43)              $(.32)          $(1.19)               $(.51)

  Discontinued operations:
    Income from operations                   .02                 .01              .01                  .03
    Loss on sale of
      discontinued operations               (.11)                                (.11)
                                           -----              ------           ------              -------
Net (loss)                                 $(.52)              $(.31)          $(1.29)               $(.48)
                                           =====               =====           ======              =======
WEIGHTED AVERAGE
  COMMON SHARES - DILUTED             15,053,137          14,868,292       15,030,712           14,856,723
                                      ==========          ==========       ==========           ==========
DILUTED EARNINGS PER SHARE:

  Continuing operations                    $(.43)             $(.32)          $(1.19)                $(.51)
  Discontinued operations:
    Income from operations                   .02                .01              .00                   .03
    Loss on sale of
      discontinued operations               (.11)                               (.11)
                                           -----             ------           ------                 -----
NET (LOSS)                                 $(.52)             $(.31)          $(1.30)                $(.48)
                                           =====              =====           ======                 =====

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

              ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six     Months    Ended
                                                                   -------------------------------------
                                                                      June  25,               June  26,
                                                                        1998                   1997
                                                                   -------------          --------------
                                                                               (in thousands)
Cash flows from operating activities:
  Net (loss)                                                         $ (19,127)             $ (7,058)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization under capital lease                 22,613                21,879
      Amortization of intangibles and excess
        reorganization value                                             7,666                 8,098
      Amortization of deferred financing fees and discount                 945                   863
      (Decrease) in deferred and
        noncurrent income taxes                                        (10,407)               (8,471)
      Foreign currency transaction loss (gain)                             (22)                  701
      (Gain) loss on disposition of assets                               2,764                (1,080)
      Bad debt provision                                                   505                    31

      Changes in operating assets and liabilities:
        Accounts receivable                                              9,211                 2,643
        Inventories                                                    (18,070)               (7,629)
        Other current assets                                            (7,440)               (8,060)
        Accounts payable and accrued liabilities                        (7,028)               (7,343)
        Other                                                             (109)                 (962)
                                                                      --------               -------
      Total adjustments                                                    628                   670
                                                                      --------               -------
        Net cash (used in) operating activities                        (18,499)               (6,388)

Cash flows from investing activities:
  Capital expenditures                                                 (26,292)              (25,003)
  Proceeds from disposition of assets                                   18,207                11,895
                                                                      --------               -------
        Net cash (used in) investing activities                         (8,085)              (13,108)

Cash flows from financing activities:
  Issuance of common stock                                                 446                   285
  Deferred financing costs                                                (585)                  (47)
  Proceeds from revolving loan and long-term
    borrowings                                                          31,475
  Repayment of revolving loan, long-term borrowings
    and capital lease obligation                                       (12,454)               (7,933)
                                                                      --------               -------
        Net cash provided by (used in) financing activities             18,882                (7,695)

Effect of currency exchange rate changes on cash                          (131)                 (744)
                                                                      --------               -------
Net (decrease) in cash and equivalents                                  (7,833)              (27,935)
Cash and equivalents at beginning of period                             24,407                41,794
                                                                      --------               -------
Cash and equivalents at end of period                                  $16,574               $13,859
                                                                      ========               =======

--------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                        $33,146               $33,581
  Income taxes paid                                                    $ 3,609               $ 3,907

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                               June             December
                             25, 1998          25, 1997
                            ----------        ----------
Raw materials                $ 14,474           $ 16,847
Work in process                34,959             29,297
Finished products              60,567             51,658
                             --------           --------
                             $110,000           $ 97,802
                             ========           ========

Approximately 64% of the inventories at June 25, 1998 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $6.4 million at June 25, 1998.

2. DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                                           June              December
                                                         25, 1998            25, 1997
                                                        ----------          ----------
Short-term debt, current maturity of long-term
  debt, and capital lease obligation:

  Secured revolver                                        $ 30,000
  12% Senior Secured Notes                                 160,000
  Current maturity of Viskase Capital Lease Obligation      13,031              $ 9,675
  Current maturity of Viskase Limited Term Loan (3.2%)       1,639                1,629
  Other                                                      1,660                1,576
                                                          --------             --------
    Total short-term debt                                 $206,330              $12,880
                                                          ========             ========
Long-term debt:


  12% Senior Secured Notes                                                     $160,000
  10.25% Senior Notes due 2001                            $219,262              219,262
  Viskase Capital Lease Obligation                         111,842              124,873
  Viskase Limited Term Loan (3.2%)                           1,633                2,443
  Other                                                      3,997                4,605
                                                          --------             --------
    Total long-term debt                                  $336,734             $511,183
                                                          ========             ========

The Company intends to mail a notice of redemption to the holders of its 12% Senior Secured Notes to redeem $105.0 million of aggregate principal amount of the notes outstanding. Under terms of the Indenture, the remaining $55.0 million of principal outstanding is due and payable at par on June 15, 1999. The Company has classified the issue as current because the entire issue is due within one year.


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

On September 29, 1997, the Court set aside the jury verdict in part and ordered a retrial on certain issues. The Court upheld the jury finding on the validity of all of Viskase's patents and the jury finding that ANC had willfully infringed Viskase's patents by ANC's use of Dow Chemical Company's "Attane" brand polyethylene plastic resin in ANC's products. However, the Court ordered a new trial on the issue of whether ANC's use of Dow Chemical Company's "Affinity" brand polyethylene plastic resin infringed Viskase's patents and whether such conduct was willful. Because the jury rendered one general damage verdict, the Court ordered a retrial of all damage issues. By operation of the Court's order, the injunction in respect of ANC's future use of the "Affinity" brand resin was removed. The Court has not set a new trial date, but the Company expects the trial in the fourth quarter of 1998 or first quarter of 1999. In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to one of the requests for reexamination, the USPTO initially rejected Viskase's claims, to which Viskase has filed a response. With respect to the other request for reexamination the USPTO has not made its determination. If the USPTO ultimately disallows the claims of the two Viskase patents, the effect upon the Court action is uncertain.

The Company expects ANC to vigorously contest this matter in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through June 25, 1998, $4,581 in patent defense costs had been accrued and capitalized.

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


4.  RESTRUCTURING CHARGES

During the second quarter, the Company committed to a plan of restructuring the corporate office to consolidate these functions within Viskase. These actions are directly related to lowering the Company's fixed costs. Restructuring actions identified resulted in a charge to continuing operations of $1.5 million before tax and includes costs associated with voluntary and involuntary severance expense. In the second quarter, there were no charges against the reserve.


5.  DISCONTINUED OPERATIONS (dollars in thousands)

In June 1998 the Company's Board of Directors agreed to sell the Clear Shield National, Inc. (Clear Shield) and Sandusky Plastics, Inc. (Sandusky) subsidiaries. Sandusky was sold on June 12, 1998 and the Company completed the divestiture of Clear Shield on July 24, 1998. A gain is anticipated on the sale of Clear Shield and is not reflected in the financial statements. Accordingly, the operating results from both subsidiaries have been segregated from continuing operations and reported as a separate line item, Results of Discontinued Operations, on the Statements of Operations.

Operating results from discontinued operations are as follows:

                                                Three Months    Three Months        Six  Months    Six  Months
                                                 Ended June      Ended June         Ended June      Ended June
                                                  25, 1998        26, 1997           25, 1998        26, 1997
                                                ------------    -------------      ------------   -------------
Net sales                                          $29,403        $31,373            $56,781          $59,463

Costs and expenses
  Cost of sales                                     24,329         26,070             46,634           48,972
  Selling, general and administrative                4,435          4,198              8,732            8,024
  Amortization of intangibles and
    excess reorganization value                        394            532                727            1,066
                                                   -------        -------           --------          -------
Operating income                                       245            573                688            1,401

  Interest income
  Interest expense                                      21             27                 43               55
  Other expense (income), net                         (441)            28                103              154
                                                   -------        -------           --------          -------
Income from continuing
  operations before taxes                              665            518                542            1,192
  Income tax provision                                 402            341                486              736
                                                   -------        -------           --------          -------
Net Income from continuing
  operations                                       $   263        $   177           $     56          $   456
                                                   =======        =======           ========          =======

The net assets of Clear Shield included in the accompanying
Balance Sheet as of June 25, 1998 and the net assets of the discontinued operations included in the December 25, 1997
Balance Sheet consisted of the following:

                                                June 25, 1998        December 25, 1997
                                                --------------       -----------------
Accounts receivable, net                          $ 8,129               $  9,731
Inventories                                        13,488                 17,427
Other current assets                                  851                  2,782
                                                  -------               --------
Total current assets                               22,468                 29,940

Property, plant and equipment, net                 54,926                 61,805
Long-term assets                                   14,549                 15,128
                                                  -------               --------
Total assets                                       91,943                106,873

Accounts payable and other
  current liabilities                               8,190                  9,802
Short-term debt                                       567                    558
                                                  -------               --------
Total current liabilities                           8,757                 10,360

Long-term debt and lease obligations                1,671                  1,956
                                                  -------               --------
Total liabilities                                  10,428                 12,316

Net assets                                        $81,515                $94,557
                                                  =======                =======

An evaluation of excess reorganization included in long-term assets above was performed in fiscal year 1994 for Fresh Start Accounting. Excess reorganization was allocated to the subsidiaries based on sales and cash flows. Based on the evaluation, Clear Shield
National, Inc. and Sandusky were originally allocated $20 million and $0, respectively.

6.  EARNINGS PER SHARE

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

                                                Three Months    Three Months        Six  Months    Six  Months
                                                 Ended June      Ended June         Ended June      Ended June
                                                  25, 1998        26, 1997           25, 1998        26, 1997
                                                ------------    -------------      ------------   -------------
                                                 (in thousands, except for weighted average shares outstanding)
NUMERATOR (in thousands):

Net (loss) available
   to common stockholders:

  From continuing operations:                      $(6,440)         $(4,682)          $(17,623)         $(7,514)

  Discontinued operations:
  Income from discontinued
  operations:                                          263              177                 56              456
  (Loss) on disposal                                (1,560)                             (1,560)
                                                   -------          -------           --------          -------
Net loss available to common
  stockholders for basic and
  diluted EPS                                      $(7,737)         $(4,505)          $(19,127)         $(7,058)
                                                   =======          =======           ========          =======
DENOMINATOR:

Weighted average shares
  outstanding
  for basic EPS                                 14,818,561       14,570,519         14,796,136       14,558,950
Effect of dilutive securities                      234,576          297,773            234,576          297,773
                                                ----------       ----------         ----------       ----------
Weighted average shares
  outstanding
  for diluted EPS                               15,053,137       14,868,292         15,030,712       14,856,723
                                                ==========       ==========         ==========       ==========

Common stock equivalents are excluded from the loss per share calculations as the result is antidilutive. Common stock equivalents used in computing earnings per share for discontinued operations relate to stock options which, if exercised, would have a dilutive effect on earnings per share. As of June 25, 1998, there were options for 308,200 shares at an average price of $6.83, which are considered antidilutive. These shares are not included in the diluted earnings per share calculation.

7.  ACCOUNTING STANDARDS

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that adoption of SFAS No. 131 will not have a significant effect on the Company's financial statements.

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

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

8. SUBSEQUENT EVENTS

On July 24, 1998, the Company completed the divestiture of the capital stock of Clear Shield. The aggregate purchase price for the capital stock was $140 million and is subject to a working capital adjustment. The Company expects an approximate net gain in the amount of $35 million on the Clear Shield transaction. The gain will be recorded in the third quarter 1998 results.
Concurrent with the Clear Shield divestiture, the Company mailed a notice of redemption to holders of its 12% Senior Secured Notes to redeem $105.0 million of aggregate principal amount of the $160.0 million outstanding together with accrued interest payable and yield maintenance premium thereon. The date of the redemption will be August 24, 1998. The Company estimates that $115.8 million of the proceeds will be used for the redemption of the 12% Senior Secured Notes. In addition, the remainder of the proceeds, after deducting taxes and transaction expenses, were used to repay balances outstanding under the Company's Revolving Credit Facility.

Upon the redemption of the 12% Senior Secured Notes, the Company will record a pre-tax charge to recognize an extraordinary loss from the early extinguishment of debt of approximately $10.6 million. The projected extraordinary loss is comprised of a $8.4 million prepayment penalty and $2.2 million write-off of deferred debt issuance costs. This extraordinary loss will be recorded in the third quarter of 1998.

9.  SUBSIDIARY GUARANTORS

Envirodyne's payment obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, Subsidiary Guarantees) by Viskase Corporation, Viskase Holding Corporation, Viskase Sales Corporation, Clear Shield (prior to its sale on July 24, 1998), and Viskase Films, Inc., each a direct or indirect wholly-owned subsidiary of Envirodyne and each a "Guarantor." These subsidiaries represent substantially all of the operations of Envirodyne conducted in the United States. The remaining subsidiaries of Envirodyne generally are foreign subsidiaries or otherwise relate to foreign operations.

The obligations of each Guarantor under its Subsidiary Guarantee are the senior obligation of such Guarantor, and are collateralized, subject to certain permitted liens, by substantially all of the domestic assets of the Guarantor and, in the case of Viskase Holding Corporation, by a pledge of 65% of the capital stock of Viskase Europe Limited. The Subsidiary Guarantees and security are shared with the lenders under the Amended and Restated Credit Agreement on a pari passu basis and are subject to the priority interest of the holders of obligations under the Letter of Credit Facility, each pursuant to an intercreditor agreement.

The following consolidating condensed financial data illustrate the composition of the combined Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above. Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors. Based on the book value and the market value of the pledged securities of Viskase Corporation, Viskase Sales Corporation, Clear Shield and Viskase Films, Inc., these Subsidiary Guarantors do not constitute a substantial portion of the collateral and, therefore, the separate financial statements of these subsidiaries have not been provided. Separate unaudited interim financial statements of Viskase Holding Corporation are being filed within this quarterly report.

Investments in subsidiaries are accounted for by the parent and Subsidiary Guarantors on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's and Subsidiary Guarantors' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.
           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATING BALANCE SHEETS
                       JUNE 25, 1998

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations (1)      Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                  $ 11,018          $ 1,587          $  3,969                          $16,574
    Receivables and advances, net          111,972           53,854            38,329     $ (140,864)           63,291
    Inventories                                              70,225            40,843         (1,068)          110,000
    Other current assets                     2,537           15,948            12,483                           30,968
                                          --------         --------          --------      ---------          --------
      Total current assets                 125,527          141,614            95,624       (141,932)          220,833

Property, plant and equipment including
  those under capital lease                    149          447,193           147,737                          595,079
  Less accumulated depreciation
    and amortization                           133          125,926            42,871                          168,930
                                          --------         --------          --------      ---------          --------
Property, plant and equipment, net              16          321,267           104,866                          426,149

Deferred financing costs                     3,836                                370                            4,206
Other assets                                                 34,429             1,857                           36,286
Investment in subsidiaries                  29,520          120,940                         (150,460)
Excess reorganization value                                  76,000            31,392                          107,392
                                          --------         --------          --------      ---------          --------
      Total assets                        $158,899         $694,250          $234,109      $(292,392)         $794,866
                                          ========         ========          ========      =========          ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease      $190,000         $ 13,598           $ 2,732                        $ 206,330
    Accounts payable and advances               35          137,917            39,236     $ (140,864)           36,324
    Accrued liabilities                      3,830           42,681            22,363              2            68,876
    Current deferred taxes                                   10,581               (65)                          10,516
                                          --------         --------          --------      ---------          --------
      Total current liabilities            193,865          204,777            64,266       (140,862)          322,046

Long-term debt including obligation
  under capital lease                      219,262          113,513             3,959                          336,734

Accrued employee benefits                                    45,691             2,503                           48,194
Deferred and noncurrent income taxes        11,063          (15,757)           20,616                           15,922
Intercompany loans                        (337,262)         327,994             9,268

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,836,444 shares issued and
    outstanding                                148                2            32,739        (32,741)              148
  Paid in capital                          136,610           80,999            88,359       (169,359)          136,609
  Accumulated earnings (deficit)           (67,585)         (65,738)            9,630         56,108           (67,585)
  Cumulative foreign currency
    translation adjustments                  2,829            2,769             2,769         (5,538)            2,829
  Unearned restricted stock issued
    for future services                        (31)                                                                (31)
                                          --------         --------          --------      ---------          --------
    Total stockholders' equity              71,971           18,032           133,497       (151,530)           71,970
                                          --------         --------          --------      ---------          --------
    Total liabilities and
      stockholders' equity                $158,899         $694,250          $234,109      $(292,392)         $794,866
                                          ========         ========          ========      =========          ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

                ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATING BALANCE SHEETS
                             DECEMBER 25, 1997

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations (1)      Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                  $ 19,004          $   865           $ 4,538                          $24,407
    Receivables and advances, net           59,223           58,201            44,221      $ (86,606)           75,039
    Inventories                                              63,967            35,029         (1,194)           97,802
    Other current assets                     1,746           12,612            10,928                           25,286
                                          --------         --------          --------      ---------          --------
      Total current assets                  79,973          135,645            94,716        (87,800)          222,534

Property, plant and equipment including
  those under capital lease                    145          442,506           138,330                          580,981
  Less accumulated depreciation
    and amortization                           119          113,672            32,064                          145,855
                                          --------         --------          --------      ---------          --------
Property, plant and equipment, net              26          328,834           106,266                          435,126

Deferred financing costs                     4,100                                474                            4,574
Other assets                                                 36,779             2,414                           39,193
Investment in subsidiaries                  53,619          120,824                         (174,443)
Excess reorganization value                                  79,595            32,831                          112,426
                                          --------         --------          --------      ---------          --------
      Total assets                        $137,718         $701,677          $236,701      $(262,243)         $813,853
                                          ========         ========          ========      =========          ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                       $ 10,233            $2,647                        $  12,880
    Accounts payable and advances           $  121           86,514            41,706      $ (86,607)           41,734
    Accrued liabilities                      5,836           46,595            19,158                           71,589
    Current deferred taxes                                   10,581               (65)                          10,516
                                          --------         --------          --------      ---------          --------
      Total current liabilities              5,957          153,923            63,446        (86,607)          136,719

Long-term debt including obligation
  under capital lease                      379,262          126,830             5,091                          511,183

Accrued employee benefits                                    46,018             2,503                           48,521
Deferred and noncurrent income taxes        13,084           (7,396)           20,822                           26,510
Intercompany loans (1)                    (351,505)         339,995            11,510

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,753,442 shares issued and
    outstanding                                148                3            32,738        (32,741)              148
  Paid in capital                          136,183           88,816            88,280       (177,096)          136,183
  Accumulated earnings (deficit)           (48,458)         (49,550)            9,273         40,277           (48,458)
  Cumulative foreign currency
    translation adjustments                  3,098            3,038             3,038         (6,076)            3,098
  Unearned restricted stock issued
    for future services                        (51)                                                                (51)
                                          --------         --------          --------      ---------          --------
    Total stockholders' equity              90,920           42,307           133,329       (175,636)           90,920
                                          --------         --------          --------      ---------          --------
    Total liabilities and
      stockholders equity                 $137,718         $701,677          $236,701      $(262,243)         $813,853
                                          ========         ========          ========      =========          ========

(1) Elimination of intercompany receivables, payables and investment accounts. /TABLE

             ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR SIX MONTHS ENDED JUNE 25, 1998

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
NET SALES                                                  $125,126          $100,252       $(18,712)         $206,666
COSTS AND EXPENSES
  Cost of sales                                              95,319            76,118        (18,889)          152,548
  Selling, general and administrative       $2,124           23,035            18,490                           43,649
  Amortization of intangibles and
    excess reorganization value                               5,431             1,508                            6,939
  Restructuring charge                                        1,500                                              1,500
                                          --------         --------          --------      ---------          --------
OPERATING INCOME (LOSS)                     (2,124)            (159)            4,136            177             2,030

  Interest income                              226                                 76                              302
  Interest expense                          22,199            5,035               793                           28,027
  Intercompany interest expense (income)   (19,271)          18,692               579
  Management fees (income)                  (2,337)           1,730               607
  Other expense (income), net                   64             (322)              726             (2)              466
  Equity loss (income) in subsidiary        16,011             (355)                         (15,656)
                                          --------         --------          --------      ---------          --------

INCOME (LOSS) BEFORE INCOME TAXES          (18,564)         (24,939)            1,507         15,835           (26,161)
  Income tax provision (benefit)              (995)          (8,695)            1,152                           (8,538)
                                          --------         --------          --------      ---------          --------
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                               (17,569)         (16,244)              355         15,835           (17,623)

DISCONTINUED OPERATIONS:
Income from operations net of an income
  tax provision of $471                                          56                                                 56
Loss on disposal net of an income tax
  benefit of $998                           (1,560)                                                             (1,560)
                                          --------         --------          --------      ---------          --------

NET INCOME (LOSS)                         $(19,129)        $(16,188)             $355        $15,835          $(19,127)
                                          ========         ========          ========      =========          ========

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATING STATEMENTS OF OPERATIONS
               FOR THREE MONTHS ENDED JUNE 25, 1998

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
NET SALES                                                   $63,881           $52,373       $(10,865)         $105,389

COSTS AND EXPENSES
  Cost of sales                                              48,562            40,501        (10,776)           78,287
  Selling, general and administrative       $1,135           12,354             8,782                           22,271
  Amortization of intangibles and
    excess reorganization value                               2,717               754                            3,471
  Restructuring charge                                        1,500                                              1,500
                                          --------         --------          --------      ---------          --------
OPERATING INCOME (LOSS)                     (1,135)          (1,252)            2,336            (89)             (140)

  Interest income                               87                                 30                              117
  Interest expense                          11,278            2,828               446                           14,552
  Intercompany interest expense (income)    (9,604)           9,333               271
  Management fees (income)                  (1,153)             863               290
  Other expense (income), net                  144             (389)              (76)            (2)             (323)
  Equity loss (income) in subsidiary         5,133           (1,032)                          (4,101)
                                          --------         --------          --------      ---------          --------

INCOME (LOSS) BEFORE INCOME TAXES           (6,846)         (12,855)            1,435          4,014           (14,252)
  Income tax provision (benefit)              (667)          (7,548)              403                           (7,812)
                                          --------         --------          --------      ---------          --------
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                (6,179)          (5,307)            1,032          4,014            (6,440)

DISCONTINUED OPERATIONS:
Income from operations net of an income
  tax provision of $402                                         263                                                263
Loss on disposal net of an income tax
  benefit of $998                           (1,560)                                                             (1,560)
                                          --------         --------          --------      ---------          --------

NET INCOME (LOSS)                          $(7,739)         $(5,044)           $1,032         $4,014          $($7,737)
                                          ========         ========          ========      =========          ========

           ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATING STATEMENTS OF OPERATIONS
               FOR SIX MONTHS ENDED JUNE 26, 1997

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
NET SALES                                                  $148,004          $124,806       $(21,205)         $251,605

COSTS AND EXPENSES
  Cost of sales                                             110,685            95,149        (21,079)          184,755
  Selling, general and administrative       $2,415           21,425            22,336                           46,176
  Amortization of intangibles and
    excess reorganization value                               5,467             1,565                            7,032
                                          --------         --------          --------      ---------          --------
OPERATING INCOME (LOSS)                     (2,415)          10,427             5,756           (126)           13,642

  Interest income                              491                                267                              758
  Interest expense                          21,713            5,834               806                           28,353
  Intercompany interest expense (income)   (20,235)          18,700             1,535
  Management fees (income)                  (2,343)           1,761               582
  Other expense (income), net                  863           (1,073)            1,507                            1,297
  Equity loss (income) in subsidiary         5,885             (680)                          (5,205)
                                          --------         --------          --------      ---------          --------
INCOME (LOSS) BEFORE INCOME TAXES           (7,807)         (14,115)            1,593          5,079           (15,250)
  Income tax provision (benefit)              (749)          (7,900)              913                           (7,736)
                                          --------         --------          --------      ---------          --------
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                (7,058)          (6,215)              680          5,079            (7,514)

DISCONTINUED OPERATIONS:
Income from discontinued operations
  net of an income tax provision of $736                        456                                                456
                                          --------         --------          --------      ---------          --------
NET INCOME (LOSS)                          $(7,058)         $(5,759)             $680         $5,079           $(7,058)
                                          ========         ========          ========      =========          ========
/TABLE

                 ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THREE MONTHS ENDED JUNE 26, 1997

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
NET SALES                                                   $74,716           $60,579       $(10,139)         $125,156

COSTS AND EXPENSES
  Cost of sales                                              55,019            46,766        (10,126)           91,659
  Selling, general and administrative       $1,318           10,698            10,911                           22,927
  Amortization of intangibles and
    excess reorganization value                               2,734               780                            3,514
                                          --------         --------          --------      ---------          --------
OPERATING INCOME (LOSS)                     (1,318)           6,265             2,122            (13)            7,056

  Interest income                              108                                146                              254
  Interest expense                          10,686            3,016               420                           14,122
  Intercompany interest expense (income)   (10,129)           9,349               780
  Management fees (income)                  (1,173)             885               288
  Other expense (income), net                 (618)             (20)            2,449                            1,811
  Equity loss (income) in subsidiary         4,512            1,272                           (5,784)
                                          --------         --------          --------      ---------          --------
INCOME (LOSS) BEFORE INCOME TAXES           (4,488)          (8,237)           (1,669)         5,771            (8,623)
  Income tax provision (benefit)                17           (3,561)             (397)                          (3,941)
                                          --------         --------          --------      ---------          --------
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                (4,505)          (4,676)           (1,272)         5,771            (4,682)

DISCONTINUED OPERATIONS:
Income from discontinued operations
  net of an income tax provision of $341                        177                                                177
                                          --------         --------          --------      ---------          --------
NET INCOME (LOSS)                          $(4,505)         $(4,499)          $(1,272)        $5,771           $(4,505)
                                          ========         ========          ========      =========          ========
/TABLE

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING CASH FLOWS
                      FOR SIX MONTHS ENDED JUNE 25, 1998

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
Net cash provided by (used in)
  operating activities                    $(52,086)         $26,243            $7,344                         $(18,499)
Cash flows from investing activities:
  Capital expenditures                          (4)         (21,762)           (4,526)                         (26,292)
  Proceeds from disposition of assets                        18,194                13                           18,207
                                          --------         --------          --------      ---------          --------
      Net cash provided by (used in)
        investing activities                    (4)          (3,568)           (4,513)                          (8,085)

Cash flows from financing activities:
  Issuance of common stock                     446                                                                 446
  Proceeds from revolving loan and
    long-term borrowings                    30,000                              1,475                           31,475
  Deferred financing costs                    (585)                                                               (585)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                                (9,952)           (2,502)                         (12,454)
  Increase (decrease) in
    Envirodyne loan                         14,243          (12,001)           (2,242)
                                          --------         --------          --------      ---------          --------
      Net cash provided by (used in)
        financing activities                44,104          (21,953)           (3,269)                          18,882
Effect of currency exchange rate
  changes on cash                                                                (131)                            (131)
                                          --------         --------          --------      ---------          --------
Net (decrease) in cash and equivalents      (7,986)             722              (569)                          (7,833)
Cash and equivalents at
  beginning of period                       19,004              865             4,538                           24,407
                                          --------         --------          --------      ---------          --------
Cash and equivalents at
  end of period                            $11,018          $ 1,587           $ 3,969                          $16,574
                                          ========         ========          ========      =========          ========

            ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATING CASH FLOWS
              FOR SIX MONTHS ENDED JUNE 26, 1997

                                                          Guarantor      Nonguarantor                      Consolidated
                                           Parent        Subsidiaries    Subsidiaries    Eliminations          Total
                                         ---------       ------------    ------------    ------------      -------------
                                                                       (in thousands)
Net cash provided by (used in)
  operating activities                     $(9,915)         $23,205          $(19,678)                         $(6,388)

Cash flows from investing activities:
  Capital expenditures                         (11)         (18,611)           (6,381)                         (25,003)
  Proceeds from disposition of assets                         1,173            10,722                           11,895
                                          --------         --------          --------      ---------          --------
      Net cash provided by (used in)
        investing activities                   (11)         (17,438)            4,341                          (13,108)

Cash flows from financing activities:
  Issuance of common stock                     285                                                                 285
  Proceeds from revolving loan and
    long-term borrowings
  Deferred financing costs                     (44)                                (3)                             (47)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                                (6,911)           (1,022)                          (7,933)
  Increase (decrease) in Envirodyne loan    (5,092)                             5,092
                                          --------         --------          --------      ---------          --------
      Net cash provided by (used in)
        financing activities                (4,851)          (6,911)            4,067                           (7,695)
Effect of currency exchange rate
  changes on cash                                                                (744)                            (744)
                                          --------         --------          --------      ---------          --------
Net (decrease) in cash and equivalents     (14,777)          (1,144)          (12,014)                         (27,935)
Cash and equivalents
  at beginning of period                    25,785             (162)           16,171                           41,794
                                          --------         --------          --------      ---------          --------
Cash and equivalents
  at end of period                         $11,008          $(1,306)          $ 4,157                          $13,859
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

        VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS

                                                  June 25,           December 25,
                                                    1998                1997
                                               -------------         ------------
                                                         (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                          $   3,969          $   4,538
    Receivables, net                                 32,044             38,081
    Receivables, affiliates                          51,953             51,796
    Inventories                                      40,843             35,029
    Other current assets                             12,483             10,928
                                                  ---------          ---------
      Total current assets                          141,292            140,372

  Property, plant and equipment                     147,737            138,330
    Less accumulated depreciation                    42,871             32,064
                                                  ---------          ---------
    Property, plant and equipment, net              104,866            106,266

  Deferred financing costs                              370                474
  Other assets                                        1,778              2,414
  Excess reorganization value                        31,392             32,831
                                                  ---------          ---------
      Total assets                                 $279,698           $282,357
                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt                     $ 2,732          $   2,647
    Accounts payable                                 11,837             15,438
    Accounts payable and advances, affiliates        33,511             34,210
    Accrued liabilities                              22,363             19,158
    Current deferred income taxes                       (65)               (65)
                                                  ---------          ---------
      Total current liabilities                      70,378             71,388

  Long-term debt                                      3,959              5,091

  Accrued employee benefits                           2,503              2,503
  Deferred and noncurrent income taxes               20,616             20,822
  Intercompany loans                                 47,278             49,520

  Commitments and contingencies

  Stockholders' equity:
    Common stock, $1.00 par value,
      1,000 shares authorized;
      100 shares issued and outstanding
    Paid in capital                                 103,464            103,463
    Retained earnings                                28,695             26,496
    Cumulative foreign currency
      translation adjustments                         2,805              3,074
                                                  ---------          ---------
      Total stockholders' equity                    134,964            133,033
                                                  ---------          ---------
      Total liabilities and
        stockholders' equity                       $279,698           $282,357
                                                  =========           ========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

            VISKASE HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months        Three Months     Six   Months          Six   Months
                                      Ended June          Ended June       Ended June            Ended June
                                       25, 1998            26, 1997         25, 1998               26, 1997
                                      -----------        ------------     ------------         ---------------
                                                                  (in thousands)
NET SALES                                $52,373            $60,579         $100,252               $124,806

COSTS AND EXPENSES
  Cost of sales                           40,501             46,766           76,118                 95,149
  Selling, general
    and administrative                     7,087              9,600           15,452                 19,463
  Amortization of intangibles
    and excess reorganization value          754                780            1,508                  1,565
                                          ------            -------         --------                -------
OPERATING INCOME                           4,031              3,433            7,174                  8,629

  Interest income                             30                146               76                    267
  Interest expense                           446                420              793                    806
  Intercompany interest expense              271                780              579                  1,535
  Management fees                            290                288              607                    582
  Other expense (income), net                (76)             2,449              726                    507
                                          ------            -------         --------                -------
INCOME (LOSS) BEFORE INCOME TAXES          3,130               (358)           4,545                  5,466

  Income tax provision                     1,069                510            2,347                  2,435
                                          ------            -------         --------                -------
NET INCOME (LOSS)                         $2,061            $  (868)        $  2,198                $ 3,031
                                          ======            =======         ========                =======

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six      Months   Ended
                                                    -----------------------------
                                                      June  25,         June 26,
                                                        1998             1997
                                                     ----------       ----------
                                                            (in thousands)
Cash flows from operating activities:
  Net income                                            $2,198          $ 3,031
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                       5,617            5,325
      Amortization of intangibles and excess
        reorganization value                             1,508            1,565
      Amortization of deferred financing fees
        and discount                                        96              103
      (Decrease) in deferred and
        noncurrent income taxes                           (197)            (395)
      Loss (Gain) on disposition of assets                 499           (1,000)
      Bad debt provision                                   208              166

      Changes in operating assets and liabilities:
        Accounts receivable                              6,733                2
        Accounts receivable, affiliates                 (5,998)            (893)
        Inventories                                     (4,066)          (3,872)
        Other current assets                              (277)            (506)
        Accounts payable and accrued liabilities          (332)          (5,477)
        Accounts payable, affiliates                     1,355          (18,727)
        Other
                                                        ------         --------
      Total adjustments                                  5,146          (23,709)
                                                        ------         --------
        Net cash provided by (used in)
          operating activities                           7,344          (20,678)

Cash flows from investing activities:
  Capital expenditures                                  (4,526)          (6,381)
  Proceeds from disposition of assets                       13           11,722
                                                        ------         --------
        Net cash provided by (used in)
          investing activities                          (4,513)           5,341

Cash flows from financing activities:
  Proceeds from revolving loan and
    long-term borrowings                                 1,475
  Deferred financing costs                                                   (3)
  Repayment of revolving loan and
    long-term borrowings                                (2,502)          (1,022)
  Increase (decrease) in Envirodyne
    loan and advances                                   (2,242)           5,092
                                                        ------         --------
        Net cash provided by (used in)
          financing activities                          (3,269)           4,067

Effect of currency exchange rate
  changes on cash                                         (131)            (744)
                                                        ------         --------
Net (decrease) in cash and equivalents                    (569)         (12,014)
Cash and equivalents at
  beginning of period                                    4,538           16,171
                                                        ------         --------
Cash and equivalents at
  end of period                                         $3,969         $  4,157
                                                        ======         ========

--------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                           $112             $ 97
  Income taxes paid                                     $3,349           $3,653

The accompanying notes are an integral part of the consolidated financial statements.

            VISKASE HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:

                               June  25,      December 25,
                                 1998            1997
                               ----------    --------------
Raw materials                    $ 3,216       $ 4,418
Work in process                   11,099        10,511
Finished products                 26,528        20,100
                                --------       -------
                                 $40,843       $35,029
                                ========       =======

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

On September 29, 1997, the Court set aside the jury verdict in part and ordered a retrial on certain issues. The Court upheld the jury finding on the validity of all of Viskase's patents and the jury finding that ANC had willfully infringed Viskase's patents by ANC's use of Dow Chemical Company's "Attane" brand polyethylene plastic resin in ANC's products. However, the Court ordered a new trial on the issue of whether ANC's use of Dow Chemical Company's "Affinity" brand polyethylene plastic resin infringed Viskase's patents and whether such conduct was willful. Because the jury rendered one general damage verdict, the Court ordered a retrial of all damage issues. By operation of the Court's order, the injunction in respect of ANC's future use of the "Affinity" brand resin was removed. The Court has not set a new trial date, but the Company expects the trial in the fourth quarter of 1998 or the first quarter of 1999. In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to one of the requests for reexamination, the USPTO initially rejected Viskase's claims, to which Viskase has filed a response. With respect to the other request for reexamination the USPTO has not made its determination. If the USPTO ultimately disallows the claims of the two Viskase patents, the effect upon the Court action is uncertain.

The Company expects ANC to vigorously contest this matter in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through June 25, 1998, $4,581 in patent defense costs had been accrued and capitalized.

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


3.  ACCOUNTING STANDARDS

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that adoption of SFAS No. 131 will not have a significant effect on the Company's financial statements.

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

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
           (dollars in thousands)
           ----------------------
The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table, which reflects continuing operations:

                                     Three Months        Three Months     Six   Months          Six   Months
                                      Ended June          Ended June       Ended June            Ended June
                                       25, 1998            26, 1997         25, 1998               26, 1997
                                      -----------        ------------     ------------         ---------------
Net Sales:
  Food packaging products               $105,389            $125,156        $206,666              $251,605
                                        ========            ========        ========              ========
Operating income (loss)
  Food packaging products                $ 1,019              $8,346         $ 4,229               $16,029
  Other                                   (1,159)             (1,290)         (2,199)               (2,387)
                                         -------              ------         -------               -------
                                         $  (140)             $7,056         $ 2,030               $13,642
                                         =======              ======         =======               =======
Depreciation and amortization under
  capital lease and amortization of
  intangible expense:
  Food packaging products                $13,493             $12,661         $27,034               $25,697
  Other                                        7                   7              14                    14
                                         -------             -------         -------               -------
                                         $13,500             $12,668         $27,048               $25,711
                                         =======             =======         =======               =======
Capital expenditures
  Food packaging products                 $8,436             $11,445         $18,478               $20,980
  Other                                                            1               4                    11
                                          ------             -------         -------               -------
                                          $8,436             $11,446         $18,482               $20,991
                                          ======             =======         =======               =======

Results of Operations
---------------------

The Company's net sales from continuing operations for the first six months and second quarter of 1998 were $206.7 million and $105.4 million, respectively, which represented a decrease of 17.9% and 15.8%, respectively, from comparable periods of 1997. After excluding the sales of both the oriented polystyrene (OPS) business (which was sold in January 1997) and the polyvinyl chloride (PVC) business (which was sold in December 1997) of $25.7 million and $12.2 million for the first six months and second quarter of 1997, respectively, the effective decrease was 8.5% and 6.7%, respectively. The decline in sales is partially due to declines in volume in the domestic market as a result of price increases across product lines. European sales were also negatively affected by foreign currency translation due to the strengthening of the US dollar.

Operating income from continuing operations for the first six months and second quarter of 1998 were $2.0 million and $(.1) million, respectively. The decrease in operating income resulted primarily from declines in domestic volumes. The Company's 1998 second quarter operating results included a $1.5 million restructuring charge relating to the consolidation of the corporate office staff and the management staff of Viskase. (See note 4.)

Certain Savings that cannot be currently estimated are contemplated as a result of consolidation of the Company's corporate office with Viskase's operations and through an extensive restructuring of Viskase's manufacturing and general and administration groups. Savings from these efforts will begin to favorably impact the Company's earnings during the fourth quarter of 1998.

Net interest expense from continuing operations for the six month period totaled $28.0 million representing a decrease of $.3 million from the first six months of l997.

Other income (expense) from continuing operations approximated $(.5) million and $(1.3) million for the first six months of 1998 and 1997, respectively. The 1998 expense consists primarily of loss on disposition of assets offset by currency translation gains. The 1997 expense consists principally of foreign exchange losses offset by a $1.0 million gain recorded on the January 1997 sale of the OPS business.

The Company has entered into forward foreign exchange contracts to hedge certain foreign currency transactions on a continuing basis for periods consistent with its committed foreign exchange exposures. This practice seeks to minimize the effect of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to additional exchange risk because gains and losses on these contracts offset losses and gains on the transactions being hedged. The cash flows from forward contracts are classified consistent with the cash flows from the transactions or events being hedged.

The tax benefit for the first six months resulted from the benefit of US losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the US resulting from non-deductible amortization and foreign losses for which no tax benefit is provided, a benefit of $(8.5) million was provided on a loss from continuing operations of $(26.2) million. The US tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

Discontinued operations
-----------------------

On June 8, 1998, the Company's Board of Directors approved the sale of two of the Company's subsidiaries, Clear Shield and Sandusky.
Accordingly, the operating results of the two subsidiaries have been segregated from continuing operations and reported as a separate line item on the income statement under the heading
Discontinued Operations. The Company has restated its prior financial statements to present the operating results as discontinued operations.

The sale of Sandusky was completed on June 12, 1998. A $1.6 million loss, net of taxes, was recognized on the sale. The proceeds were used for general corporate purposes.

On July 24, 1998, the Company completed the divestiture of the capital stock of Clear Shield. The aggregate purchase price for the capital stock was $140 million and is subject to a working capital adjustment. The net sales proceeds will be used to partially redeem the 12% Senior Secured Notes and reduce the Company's secured Revolving Credit Facility. The Company expects an approximate net gain in the amount of $35 million on the Clear Shield transaction. The gain will be recorded in the third quarter 1998 results.

Other
-----

In September 1997 the Company announced that it had retained
Donaldson, Lufkin and Jenrette Securities Corporation to assist the Board of Directors in evaluating the Company's strategic alternatives. Such alternatives included, among other things, sale of the entire company, sale of business units or recapitalization. In June 1998, the Company sold its wholly owned subsidiary
Sandusky, and in July 1998 the Company sold its wholly owned subsidiary Clear Shield.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that adoption of SFAS No. 131 will not have a significant effect on the Company's financial statements.

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

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $7.8 million during the six months ended June 25, 1998. Cash flows used in operating activities of $18.5 million and investing activities of $8.1 million exceeded funds provided by financing activities of $18.9 million. Cash flows used in operating activities were principally attributable to the Company's loss from operations and an increase in working capital offset by the effect of depreciation and amortization. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment, net of proceeds from the sale of Sandusky. Cash flows provided by financing activities were principally due to a $30 million draw under the Company's domestic revolving credit facility (Revolving Credit Facility), offset by a $9.7 million principal repayment under the GECC lease.

The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $30 million domestic Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves that may be established in the discretion of the lenders.

On July 24, 1998, the Company completed the divestiture of the capital stock of Clear Shield. The aggregate purchase price for the capital stock was $140.0 million and is subject to a working capital adjustment. The Company expects an approximate net gain in the amount of $35 million on the Clear Shield transaction. The gain will be recorded in the third quarter 1998 results.

Concurrent with the Clear Shield divestiture, the Company mailed a notice of redemption to holders of its 12% Senior Secured Notes to redeem $105.0 million of aggregate principal amount of the $160.0 million outstanding together with accrued interest payable and yield maintenance premium thereon. The date of the redemption will be August 24, 1998. The Company estimates that $115.8 million of the proceeds will be used for the redemption of the 12% Senior Secured Notes. In adition, the remainder of the proceeds, after deducting taxes and transaction expenses, were used to repay balances outstanding under the Company's Revolving Credit Facility.

As of June 25, 1998, the Company had borrowed $30 million under its Revolving Credit Facility.

The Company used a portion of the proceeds from the sale of Clear
Shield to repay the outstanding Revolving Credit Facility balance. Currently, there are no drawings under the Revolving Credit
Facility.

The Company's Senior Secured Notes, Revolving Credit Facility and Letter of Credit Facility contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, maximum ratios of debt and senior debt to total capitalization, and a minimum fixed charge coverage. As described in more detail below, the Company solicited and has received the required consents from the holders of Senior Secured Notes for certain amendments to, and waivers under, the Indenture effective as of March 27, 1998. In addition, the Company has amended, and received substantially similar waivers under, the Amended and Restated Credit Agreement. The Company determined that, as of June 25, 1998, without the amendment and waivers, it would not have been in compliance with the covenant levels for the Limitation on Senior Secured Debt, Limitation on Funded Debt and Fixed Charge covenants. The Company is currently in compliance with the amended covenants under the Indenture and Amended and Restated Credit Agreement.

The Company anticipates that its current cash position, operating cash flows, proceeds from completed asset sales and the available borrowings under its Revolving Credit Facility will be sufficient to meet its operating expenses, the partial redemption of the 12% Senior Secured Notes, and its debt service. The Company will be required to satisfy its $55 million mandatory redemption obligation with respect to the Senior Secured Notes in June 1999. The Company expects that in order to make the payments it will be required to pursue a combination of alternative strategies, such as refinancing of the 12% Senior Secured Notes or selling additional equity capital. Additionally, the Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. There can be no assurance that any of these strategies will be effected on satisfactory terms, if at all.

Capital expenditures from continuing operations for the first six months of 1998 and 1997 totaled $18.5 million and $21 million, respectively. Capital expenditures from discontinued operations for the first six months of 1998 and 1997 totaled $7.8 million and $4 million, respectively. Significant 1998 and 1997 capital expenditures from continuing operations included a new information technology system at Viskase, costs associated with the Nucel(R) project, and additional production capacity for specialty films. Capital expenditures from discontinued operations included the construction of Clear Shield's Twin Falls, Idaho facility. Capital expenditures from continuing operations for 1998 are expected to be approximately $35 million. Capital expenditures from continuing operations for 1999 are expected to be $25 million.

The Company has spent approximately $7 million to $11 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years. The 1998 research and development and product introduction expenses are expected to be in the $9 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings under the Nucel(R) process. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.

In January 1996, the Company began a system conversion which incorporated year 2000 compliance. Approximately 70% of the Company's systems are compliant, with all systems expected to be compliant by the end of 1999. The costs associated with the remaining 30% of systems are not expected to be material.

Subsequent events
------------------

In addition to restructuring the corporate office, the management of the Company has received approval to formulate a plan of restructuring its Viskase Corporation subsidiary. The execution of the restructuring is contemplated during the third quarter. The holders of the Senior Secured Notes have approved certain covenant amendments that permit restructuring charges up to $25 million.

Concurrent with the Clear Shield divestiture, the Company mailed a notice of redemption to holders of its 12% Senior Secured Notes to redeem $105.0 million of aggregate principal amount of the $160.0 million outstanding together with accrued interest payable and yield maintenance premium thereon. The date of the redemption will be August 24, 1998. The Company estimates that $115.8 million of the proceeds will be used for the redemption of the 12% Senior Secured Notes. In addition, the remainder of the proceeds, after deducting taxes and transaction expenses, were used to repay balances outstanding under the Company's Revolving Credit Facility.

Upon the redemption of the 12% Senior Secured Notes, the Company will record a pre-tax charge to recognize an extraordinary loss from the early extinguishment of debt of approximately $10.6 million. The projected extraordinary loss is comprised of a $8.4 million prepayment penalty and $2.2 million write-off of deferred debt issuance costs. This extraordinary loss will be recorded in the third quarter of 1998.

Forward-looking statements
--------------------------

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for the Company's products; changes in other costs; and opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; and the ability to achieve synergistic and other cost reductions and efficiencies.

                 PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1, Note 3, Contingencies in Notes to Consolidated
Financial Statements for Envirodyne Industries, Inc. and
Subsidiaries.

Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended June 25, 1998.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

 2 Stock Purchase Agreement dated June 5, 1998 between Envirodyne Industries, Inc. and Solo Cup Company, as amended (incorporated herein by reference to Exhibit 2 to Form 8-K filed August 10, 1998, of Envirodyne Industries, Inc.)

 10.14 Amended and Restated Credit Agreement, dated June 1, 1998, among Envirodyne Industries, Inc., the Financial
         Institutions identified therein and BT Commercial
         Corporation, as Agent.

 10.20 Amended and Restated Employment Agreement, effective as of March 27, 1996, between Envirodyne Industries, Inc. and F. Edward Gustafson.

  27     Financial Data Schedules.

(b)      Reports on Form 8-K

  (1) On June 15, 1998, the Company filed a Form 8-K to report that on June 8, 1998 the Company announced that it had executed a definitive agreement to sell Clear Shield
         National, Inc. to Solo Cup Company.

  (2) On June 25, 1998 the Company filed a Form 8-K to report that on June 24, 1998 the Company announced that its 1998 Annual Meeting of Stockholders will be held on Thursday, August 27, 1998.

                          SIGNATURES
                          -----------


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



Date:  August 10, 1998