Form 10-Q
period 1998-09-24
VISKASE COMPANIES INC
filed 1998-11-09
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          ---------------
                             FORM 10-Q

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 24, 1998
                                             ------------------

                                OR

   /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ----------  -----------

                   Commission file number   0-5485
                                          ----------

                           VISKASE COMPANIES, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                95-2677354
-------------------------------                ----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

6855 West 65th Street, Chicago, Illinois                60638
--------------------------------------               ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (708) 496-4200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No
                           ------       -------

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes   X       No
                                        ------       ------

     As of November 6, 1998, there were 14,859,467 shares outstanding of the registrant's Common Stock, $.01 par value.

                          Page 1 of 34 Pages

                INDEX TO FINANCIAL STATEMENTS



           VISKASE COMPANIES, INC. AND SUBSIDIARIES

     UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at September 24, 1998 (unaudited)
    and December 25, 1997                                        4

Unaudited consolidated statements of operations for the
    three months ended September 24, 1998 and September 25,
    1997 and for the nine months ended September 24, 1998
    and September 25, 1997                                       5

Unaudited consolidated statements of cash flows for the
    nine months ended September 24, 1998
    and September 25, 1997                                       6

Notes to consolidated financial statements                       7


        VISKASE HOLDING CORPORATION AND SUBSIDIARIES

     UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at September 24, 1998 (unaudited)
    and December 25, 1997                                       22

Unaudited consolidated statements of operations for
    the three months ended September 24, 1998 and
    September 25, 1997 and for the nine months ended
    September 24, 1998 and September 25, 1997                   23

Unaudited consolidated statements of cash flows
    for the nine months ended September 24, 1998
    and September 25, 1997                                      24

Notes to consolidated financial statements                      25

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

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                       September 24,      December 25,
                                                                            1998               1997
                                                                       -------------      -------------
                                                                        (unaudited)
                                                                                 (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                                                  $ 17,559           $ 24,407
    Receivables, net                                                        50,265             75,039
    Inventories                                                             97,295             97,802
    Other current assets                                                    26,218             25,286
                                                                          --------           --------
        Total current assets                                               191,337            222,534

  Property, plant and equipment,
    including those under capital leases                                   534,418            580,981
    Less accumulated depreciation
      and amortization                                                     164,075            145,855
                                                                          --------           --------
    Property, plant and equipment, net                                     370,343            435,126

  Deferred financing costs, net                                              1,514              4,574
  Other assets                                                              35,172             39,193
  Excess reorganization value, net                                                            112,426
                                                                          --------           --------
        Total assets                                                      $598,366           $813,853
                                                                          ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current portion
      of long-term debt and obligations
      under capital leases                                                $ 71,013         $   12,880
    Accounts payable                                                        28,423             41,734
    Accrued liabilities                                                    128,872             71,589
    Current deferred income taxes                                           10,516             10,516
                                                                          --------           --------
        Total current liabilities                                          238,824            136,719

  Long-term debt including obligations
    under capital leases                                                   334,860            511,183

  Accrued employee benefits                                                 48,211             48,521
  Deferred and noncurrent income taxes                                      22,113             26,510

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      14,851,152 shares issued and
      outstanding at September 24, 1998 and
      14,753,442 shares at December 25, 1997                                   149                148
    Paid in capital                                                        136,681            136,183
    Accumulated (deficit)                                                 (187,200)           (48,458)
    Cumulative foreign currency
      translation adjustments                                                4,748              3,098
    Unearned restricted stock issued
      for future service                                                       (20)               (51)
                                                                          --------           --------
        Total stockholders' equity                                         (45,642)            90,920
                                                                          --------           --------
        Total liabilities and stockholders' equity                        $598,366           $813,853
                                                                          ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

              VISKASE COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                                       Three Months      Three Months    Nine  Months       Nine   Months
                                                      Ended September  Ended September  Ended September    Ended September
                                                          24, 1998        25, 1997          24, 1998           25, 1997
                                                      ---------------   --------------   --------------    ----------------
                                                    (in thousands, except for number of shares and per share amounts)
NET SALES                                                $102,567          $125,682          $309,233           $377,287

COSTS AND EXPENSES
  Cost of sales                                            76,629            92,900           229,177            277,655
  Selling, general
    and administrative                                     22,164            24,376            65,813             70,552
  Amortization of intangibles
    and excess reorganization value                         3,469             3,566            10,408             10,598
  Unusual charge                                          148,569             3,500           150,069              3,500
                                                         --------          --------          --------           --------
OPERATING INCOME (LOSS)                                  (148,264)            1,340          (146,234)            14,982

  Interest income                                             283                97               585                855
  Interest expense                                         12,461            13,902            40,488             42,255
  Other expense, net                                          374               296               840              1,593
                                                         --------          --------          --------           --------
(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                    (160,816)          (12,761)         (186,977)           (28,011)

  Income tax (benefit)                                    (10,714)           (8,393)          (19,252)           (16,128)
                                                         --------          --------          --------           --------
NET (LOSS) FROM CONTINUING
  OPERATIONS                                             (150,102)           (4,368)         (167,725)           (11,883)

DISCONTINUED OPERATIONS:
  Income from discontinued operations
    net of income taxes (Note 5)                              264               615               320              1,072
  Gain on sale of discontinued
    operations net of income tax
    benefit of $23,667 and $22,669                         37,016                              35,456
                                                         --------          --------          --------           --------
NET (LOSS) BEFORE
    EXTRAORDINARY ITEM                                   (112,822)           (3,753)         (131,949)           (10,811)

  Extraordinary (loss)
    on early extinguishment of debt
    net of income tax benefit of $4,343                    (6,793)                             (6,793)
                                                         --------          --------          --------           --------
NET (LOSS)                                              $(119,615)          $(3,753)        $(138,742)          $(10,811)
                                                        =========          ========         =========           ========
WEIGHTED AVERAGE COMMON
  SHARES - BASIC AND DILUTED                           14,846,420        14,645,809        14,812,897         14,587,810
                                                       ==========        ==========        ==========         ==========
PER SHARE AMOUNTS:

EARNINGS (LOSS) PER SHARE
  - basic and diluted
  Continuing operations                                   $(10.11)            $(.30)          $(11.32)             $(.81)

  Discontinued operations:
    Income from discontinued operations                       .02               .04               .02                .07
    Gain on sale of discontinued operations                  2.49                                2.39
                                                         --------          --------          --------           --------
Net (loss) before extraordinary item                        (7.60)             (.26)            (8.91)              (.74)

  Extraordinary (loss)                                       (.46)                               (.46)
                                                         --------          --------          --------           --------
NET (LOSS)                                                 $(8.06)            $(.26)           $(9.37)             $(.74)
                                                         ========          ========          ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                               Nine  Months Ended
                                                                       ---------------------------------
                                                                       September 24,      September 25,
                                                                            1998               1997
                                                                       -------------      -------------
                                                                                 (in thousands)
Cash flows from operating activities:
  Net (loss)                                                             $(138,742)          $(10,811)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization under capital leases                    29,808             32,024
      Amortization of intangibles and excess
        reorganization value                                                10,408             12,064
      Amortization of deferred financing fees and discount                   1,449              1,298
      (Decrease) in deferred and
        noncurrent income taxes                                             (1,952)           (17,392)
      Foreign currency transaction loss (gain)                                (155)             1,231
      (Gain) on disposition of assets                                      (58,221)              (928)
      Bad debt provision                                                       740                222
      Impairment loss excess reorganization                                 91,169
      Extraordinary loss on debt extinguishment                             11,136

      Changes in operating assets and liabilities:
        Accounts receivable                                                 17,084             (1,033)
        Inventories                                                        (20,110)            (9,171)
        Other current assets                                                (3,353)            (5,833)
        Accounts payable and accrued liabilities                            49,110              6,116
        Other                                                              (10,103)              (202)
                                                                          --------           --------
      Total adjustments                                                    117,010             18,396
                                                                          --------           --------
        Net cash provided by (used in) operating activities                (21,732)             7,585

Cash flows from investing activities:
  Capital expenditures                                                     (24,028)           (36,036)
  Proceeds from disposition of assets                                      163,758             11,873
                                                                          --------           --------
        Net cash provided by (used in) investing activities                139,730            (24,163)

Cash flows from financing activities:
  Issuance of common stock                                                     530                813
  Deferred financing costs                                                    (604)              (522)
  Proceeds from revolving loan and long-term
    borrowings                                                               1,475                314
  Repayment of revolving loan, long-term borrowings
    and capital lease obligation                                          (117,178)            (8,043)
  Premium on early extinguishment of debt                                   (8,927)
                                                                          --------           --------
        Net cash (used in) financing activities                           (124,704)            (7,438)

Effect of currency exchange rate changes on cash                              (142)            (1,006)
                                                                          --------           --------
Net (decrease) in cash and equivalents                                      (6,848)           (25,022)
Cash and equivalents at beginning of period                                 24,407             41,794
                                                                          --------           --------
Cash and equivalents at end of period                                     $ 17,559           $ 16,772
                                                                          ========           ========

----------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                            $36,013            $33,706
  Income taxes paid                                                        $ 4,831            $ 3,908

The accompanying notes are an integral part of the consolidated financial statements.

               VISKASE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                            September          December
                                            24, 1998           25, 1997
                                           ----------         ----------
Raw materials                                $11,446           $16,847
Work in process                               36,411            29,297
Finished products                             49,438            51,658
                                             -------           -------
                                             $97,295           $97,802
                                             =======           =======

Approximately 57% of the inventories at September 24, 1998 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $6.3 million at September 24, 1998.


2. DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                            September          December
                                            24, 1998           25, 1997
                                           ----------         ----------

Short-term debt, current maturity
  of long-term debt, and capital
  lease obligation:

  12% Senior Secured Notes                  $55,000
  Current maturity of Viskase
    Capital Lease Obligation                 13,031             $ 9,675
  Current maturity of Viskase
    Limited Term Loan (3.2%)                  1,753               1,629
  Other                                       1,229               1,576
                                           --------            --------
      Total short-term debt                 $71,013             $12,880
                                            =======             =======
Long-term debt:


  12% Senior Secured Notes                                     $160,000
  10.25% Senior Notes due 2001             $219,262             219,262
  Viskase Capital Lease Obligation          111,842             124,873
  Viskase Limited Term Loan (3.2%)            1,721               2,443
  Other                                       2,035               4,605
                                           --------            --------
      Total long-term debt                 $334,860            $511,183
                                           ========            ========

On August 24, 1998, the Company redeemed $105.0 million of the aggregate principal amount of its 12% Senior Secured Notes using proceeds from the Clear Shield National, Inc. (Clear Shield) divestiture. The notes were redeemed at approximately 108.5% of principal amount, plus accrued interest to the date of redemption. The Company recognized an extraordinary after-tax loss of $6.8 million on the partial redemption of its 12% Senior Secured Notes. The extraordinary loss is comprised of $8.9 million of yield maintenance premiums and $2.2 million write-off of deferred debt issuance costs; net of a $4.3 million income tax benefit. The remaining $55.0 million of principal outstanding on the 12% Senior Secured Notes is due and payable at par on June 15, 1999.

3.  CONTINGENCIES (dollars in thousands)

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

In September 1997, the Court set aside the jury verdict in part and ordered a retrial on certain issues. The Court upheld the jury finding on the validity of all of Viskase's patents and the jury finding that ANC had willfully infringed Viskase's patents by ANC's use of Dow Chemical Company's "Attane" brand polyethylene plastic resin in ANC's products. However, the Court ordered a new trial on the issue of whether ANC's use of Dow Chemical Company's "Affinity" brand polyethylene plastic resin infringed Viskase's patents and whether such conduct was willful. Because the jury rendered one general damage verdict, the Court ordered a retrial of all damage issues. By operation of the Court's order, the injunction in respect of ANC's future use of the "Affinity" brand resin was removed.

On August 19, 1998, the Court granted Viskase's motion for partial summary judgment finding that ANC's use of the "Affinity" brand resin infringed Viskase's patents. The Court also reinstated the permanent injunction. Patent validity and infringement having been established, the remaining issues for trial are whether ANC willfully infringed Viskase's patents by using "Affinity" brand resin and the determination of the amount of compensatory damages. Viskase has filed a motion to have the jury verdict as to compensatory damages reinstated. The motion has been fully briefed and the parties are awaiting the Court's ruling. If the motion is not granted, the Company expects the trial on damages to occur in the first quarter of 1999.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to the first request for reexamination, on September 25, 1998, the USPTO, after initially rejecting Viskase's claims, gave notice of its intent to reissue Viskase's patent in its entirety. With respect to the second request for reexamination, the USPTO has preliminarily rejected Viskase's claims under another patent. Viskase is preparing its response. If the USPTO ultimately disallows the claims of the second Viskase patent, the effect upon the Court action will not be significant.

The Company expects ANC to vigorously contest this matter in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through September 24, 1998, $4,631 in patent defense costs had been accrued and capitalized.

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

4.  UNUSUAL CHARGE (dollars in millions)

During the third quarter, due to the business conditions leading to the Viskase plan of restructuring, the Company evaluated the recoverability of long-lived assets including property, plant and equipment, patents and excess reorganization. Based upon the analysis, the Company recognized an impairment because the estimated undiscounted future cash flows derived from long-lived assets were determined to be less than their carrying value. The amount of the impairment was calculated using the present value of the Company's estimated future net cash flows to determine the assets' fair value. Based on this analysis, an impairment charge of $91.2 million for excess reorganization and $7.3 million for the write-down of the Chicago facility was taken. In addition, the Viskase plan of restructuring included charges for the decommissioning of the Chicago plant and the decommissioning of some of its foreign operations.

The Company recognized a third quarter unusual charge of $148.6 million consisting of the following:

  Impairment of excess reorganization value                     $ 91.2
  Write-down of assets to net realizable value                     7.3
  Cash severance and decommissioning costs                         6.0
  Write-down of Chicago plant assets                              32.8
  Write-down of spare parts                                        1.5
  Write-down of inventory                                          1.5
  Allowance for shutdown of foreign operations                     8.3
                                                                ------
  Unusual Charge: Third Quarter 1998                             148.6
  Restructuring Reserve: Second Quarter 1998                       1.5
                                                                ------
  Unusual Charge: Nine Months 1998                              $150.1
                                                                ======

During the third quarter, cash provisions to the reserve were $.7 million. A restructuring reserve of $58.2 is included in accrued liabilities on the balance sheet.

5.  DISCONTINUED OPERATIONS (dollars in thousands)

In June 1998 the Company's Board of Directors agreed to sell the Clear Shield and Sandusky Plastics, Inc. (Sandusky) subsidiaries. Sandusky was sold on June 12, 1998 and Clear Shield was sold on July 24, 1998. Accordingly, the operating results from both subsidiaries have been segregated from continuing operations and reported as a separate line item, Results of Discontinued Operations, on the Statements of Operations.

Operating results from discontinued operations are as follows:

                                                       Three Months      Three Months    Nine  Months       Nine   Months
                                                      Ended September  Ended September  Ended September    Ended September
                                                          24, 1998        25, 1997          24, 1998           25, 1997
                                                      ---------------   --------------   --------------    ----------------
Net sales                                                  $5,536          $29,322           $62,317           $88,785

Costs and expenses
  Cost of sales                                             4,176           23,434            50,810            72,406
  Selling, general and administrative                         725            4,158             9,457            12,182
  Amortization of intangibles and
    excess reorganization value                               136              400               863             1,466
                                                           ------          -------           -------           -------
Operating income                                              499            1,330             1,187             2,731

  Interest income
  Interest expense                                              7               25                50                80
  Other expense (income), net                                 (12)              67                91               221
                                                           ------          -------           -------           -------
Income from discontinued
  operations before taxes                                     504            1,238             1,046             2,430
  Income tax provision                                        240              623               726             1,358
                                                           ------          -------           -------           -------
Net Income from discontinued
  operations                                               $  264          $   615           $   320           $ 1,072
                                                           ======          =======           =======           =======

The net assets of the discontinued operations included in the December 25, 1997 Balance Sheet consisted of the following:

                                           December 25, 1997
                                           -----------------
Accounts receivable, net                         $  9,731
Inventories                                        17,427
Other current assets                                2,782
                                                 --------
Total current assets                               29,940

Property, plant and equipment, net                 61,805
Long-term assets                                   15,128
                                                 --------
Total assets                                      106,873

Accounts payable and other
  current liabilities                               9,802
Short-term debt                                       558
                                                 --------
Total current liabilities                          10,360

Long-term debt and lease obligations                1,956
                                                 --------
Total liabilities                                  12,316

Net Assets                                       $ 94,557
                                                 ========

6.  COMPREHENSIVE INCOME (dollars in thousands)

The Financial Accounting Standard Board (SFAS) established Statement No. 130, "Reporting Comprehensive Income." This pronouncement established new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 has had no effect on the Company's net income or shareholders' equity. For the Company, the difference between net income, as historically reported in the statements of consolidated income, and comprehensive income is foreign currency translation recorded in stockholders' equity. Comprehensive income, net of tax, for the first nine months and third quarter of 1998 was $(137,736) and $(118,444), respectively, and for comparable periods in 1997 was $(13,865) and $(4,375), respectively.


7.  EARNINGS PER SHARE

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

                                                       Three Months      Three Months    Nine  Months       Nine   Months
                                                      Ended September  Ended September  Ended September    Ended September
                                                          24, 1998        25, 1997          24, 1998           25, 1997
                                                      ---------------   --------------   --------------    ----------------
                                                         (in thousands, except for weighted average shares outstanding)
NUMERATOR):

Net (loss) available
   to common stockholders:

  From continuing operations:                           $(150,102)          $(4,368)        $(167,725)           $(11,883)

  Discontinued operations:
  Income from discontinued
  operations:                                                  264              615               320               1,072
  Gain on disposal                                          37,016                             35,456
                                                         ---------          -------         ---------            --------
  Net (loss) before
    extraordinary item                                    (112,822)          (3,753)         (131,949)            (10,811)
  Extraordinary (loss)                                      (6,793)                            (6,793)
                                                         ---------          -------         ---------            --------
Net loss available to common
  stockholders for basic and
  diluted EPS                                            $(119,615)         $(3,753)        $(138,742)           $(10,811)
                                                         =========          =======         =========            ========
DENOMINATOR:

Weighted average shares
  outstanding
  for basic EPS                                         14,846,420       14,645,809        14,812,897          14,587,810

Effect of dilutive securities                                    0                0                 0                   0
                                                        ----------       ----------        ----------          ----------
Weighted average shares
  outstanding
  for diluted EPS                                       14,846,420       14,645,809        14,812,897          14,587,810
                                                        ==========       ==========        ==========          ==========

Common stock equivalents are excluded from the loss per share calculations as the result is antidilutive since the numerator is a loss from continuing operations.

8.  ACCOUNTING STANDARDS

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

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets, and eliminates certain disclosures that are no longer useful. Management believes the adoption of SFAS No. 132 will not have a significant effect on the Company's financial statements.

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

9.  SUBSIDIARY GUARANTORS

The Company's payment obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, Subsidiary Guarantees) by Viskase Corporation, Viskase Holding Corporation, Viskase Sales Corporation, and Viskase Films, Inc., each a direct or indirect wholly owned subsidiary of Viskase Companies, Inc. and each a "Guarantor." These subsidiaries represent substantially all of the operations of Viskase Companies, Inc. conducted in the United States. The remaining subsidiaries of Viskase Companies, Inc. generally are foreign subsidiaries or otherwise relate to foreign operations.

The obligations of each Guarantor under its Subsidiary Guarantee are the senior obligation of such Guarantor, and are collateralized, subject to certain permitted liens, by substantially all of the domestic assets of the Guarantor and, in the case of Viskase Holding Corporation, by a pledge of 65% of the cap-ital stock of Viskase Europe Limited. The Subsidiary Guarantees and security are shared with the lenders under the Amended and Restated Credit Agreement on a pari passu basis and are subject to the priority interest of the holders of obligations under the Letter of Credit Facility, each pursuant to an intercreditor agreement.

The following consolidating condensed financial data illustrate the composition of the combined Guarantors. No single Guarantor has any signifi-cant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above. Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors. Based on the book value and the market value of the pledged securities of Viskase Corporation, Viskase Sales Corporation and Viskase Films, Inc., these Subsidiary Guarantors do not constitute a substantial portion of the collateral and, therefore, the separate financial statements of these subsidiaries have not been provided. Separate unaudited interim financial statements of Viskase Holding Corporation are being filed within this quarterly report.

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

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING BALANCE SHEETS
                           SEPTEMBER 24, 1998
                               (unaudited)

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations (1)     Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                          $  8,615       $    778         $  8,166                          $ 17,559
    Receivables and advances, net                   97,997         45,745           38,810        $(132,287)          50,265
    Inventories                                                    55,411           43,460           (1,576)          97,295
    Other current assets                             4,835         11,408            9,975                            26,218
                                                 ---------      ---------         --------        ---------         --------
      Total current assets                         111,447        113,342          100,411         (133,863)         191,337

Property, plant and equipment including
  those under capital lease                            149        380,237          154,032                           534,418
  Less accumulated depreciation
    and amortization                                   140        117,417           46,518                           164,075
                                                 ---------      ---------         --------        ---------         --------
Property, plant and equipment, net                       9        262,820          107,514                           370,343

Deferred financing costs                             1,190                             324                             1,514
Other assets                                                       33,126            2,046                            35,172
Investment in subsidiaries                        (118,790)        92,106                            26,684
Excess reorganization value
                                                 ---------      ---------         --------        ---------         --------
      Total assets                                $ (6,144)      $501,394         $210,295        $(107,179)        $598,366
                                                 =========      =========         ========        =========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease              $ 55,000       $ 13,031          $ 2,982                         $  71,013
    Accounts payable and advances                       35        115,304           45,371        $(132,287)          28,423
    Accrued liabilities                             11,716         96,232           20,924                           128,872
    Current deferred taxes                                         10,581              (65)                           10,516
                                                 ---------      ---------         --------        ---------         --------
      Total current liabilities                     66,751        235,148           69,212         (132,287)         238,824

Long-term debt including obligation
  under capital lease                              219,262        111,842            3,756                           334,860

Accrued employee benefits                                          45,461            2,750                            48,211
Deferred and noncurrent income taxes                28,108        (26,721)          20,726                            22,113
Intercompany loans                                (274,623)       264,994            9,629

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,851,152 shares issued and
    outstanding                                        149              1           32,739          (32,740)             149
  Paid in capital                                  136,681         79,898           88,359         (168,257)         136,681
  Accumulated earnings (deficit)                  (187,200)      (213,917)         (21,564)         235,481         (187,200)
  Cumulative foreign currency
    translation adjustments                          4,748          4,688            4,688           (9,376)           4,748
  Unearned restricted stock issued
    for future services                                (20)                                                              (20)
                                                 ---------      ---------         --------        ---------         --------
    Total stockholders' equity                     (45,642)      (129,330)         104,222           25,108          (45,642)
                                                 ---------      ---------         --------        ---------         --------
    Total liabilities and
      stockholders' equity                       $  (6,144)     $ 501,394         $210,295        $(107,179)        $598,366
                                                 =========      =========         ========        =========         ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING BALANCE SHEETS
                          DECEMBER 25, 1997

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations (1)     Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                          $ 19,004       $    865         $  4,538                          $ 24,407
    Receivables and advances, net                   59,223         58,201           44,221        $ (86,606)          75,039
    Inventories                                                    63,967           35,029           (1,194)          97,802
    Other current assets                             1,746         12,612           10,928                            25,286
                                                 ---------      ---------         --------        ---------         --------
      Total current assets                          79,973        135,645           94,716          (87,800)         222,534

Property, plant and equipment including
  those under capital lease                            145        442,506          138,330                           580,981
  Less accumulated depreciation
    and amortization                                   119        113,672           32,064                           145,855
                                                 ---------      ---------         --------        ---------         --------
Property, plant and equipment, net                      26        328,834          106,266                           435,126

Deferred financing costs                             4,100                             474                             4,574
Other assets                                                       36,779            2,414                            39,193
Investment in subsidiaries                          53,619        120,824                          (174,443)
Excess reorganization value                                        79,595           32,831                           112,426
                                                 ---------      ---------         --------        ---------         --------
      Total assets                                $137,718      $ 701,677         $236,701        $(262,243)        $813,853
                                                 =========      =========         ========        =========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                             $ 10,233          $ 2,647                         $  12,880
     Accounts payable and advances                  $  121         86,514           41,706        $ (86,607)          41,734
    Accrued liabilities                              5,836         46,595           19,158                            71,589
    Current deferred taxes                                         10,581              (65)                           10,516
                                                 ---------      ---------         --------        ---------         --------
      Total current liabilities                      5,957        153,923           63,446          (86,607)         136,719

Long-term debt including obligation
  under capital lease                              379,262        126,830            5,091                           511,183

Accrued employee benefits                                          46,018            2,503                            48,521
Deferred and noncurrent income taxes                13,084         (7,396)          20,822                            26,510
Intercompany loans (1)                            (351,505)       339,995           11,510
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,753,442 shares issued and
    outstanding                                        148              3           32,738          (32,741)             148
  Paid in capital                                  136,183         88,816           88,280         (177,096)         136,183
  Accumulated earnings (deficit)                   (48,458)       (49,550)           9,273           40,277          (48,458)
  Cumulative foreign currency
    translation adjustments                          3,098          3,038            3,038           (6,076)           3,098
  Unearned restricted stock issued
    for future services                                (51)                                                              (51)
                                                 ---------      ---------         --------        ---------         --------
    Total stockholders' equity                      90,920         42,307          133,329         (175,636)          90,920
                                                 ---------      ---------         --------        ---------         --------
    Total liabilities and
      stockholders equity                         $137,718       $701,677         $236,701        $(262,243)        $813,853
                                                 =========      =========         ========        =========         ========

(1)  Elimination of intercompany receivables, payables and investment accounts.

              VISKASE COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATING STATEMENTS OF OPERATIONS
              FOR NINE MONTHS ENDED SEPTEMBER 24, 1998
                           (unaudited)

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                       $ 189,517         $150,852         $(31,136)        $309,233

COSTS AND EXPENSES
  Cost of sales                                                   146,282          113,700          (30,805)         229,177
  Selling, general and administrative               $3,158         34,460           28,195                            65,813
  Amortization of intangibles and
    excess reorganization value                                     8,146            2,262                            10,408
  Unusual charge                                                  119,436           30,633                           150,069
                                                 ---------      ---------         --------        ---------         --------
OPERATING INCOME (LOSS)                             (3,158)      (118,807)         (23,938)            (331)        (146,234)

  Interest income                                      372                             213                               585
  Interest expense                                  31,640          7,745            1,103                            40,488
  Intercompany interest expense (income)           (27,367)        25,691            1,676
  Management fees (income)                          (3,286)         2,375              911
  Other expense (income), net                          (53)          (254)           1,147                               840
  Equity loss (income) in subsidiary               165,136         30,399                          (195,535)
                                                 ---------      ---------         --------        ---------         --------
INCOME (LOSS) BEFORE INCOME TAXES                 (168,856)      (184,763)         (28,562)         195,204         (186,977)
  Income tax provision (benefit)                    (1,451)       (19,638)           1,837                           (19,252)

NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                      (167,405)      (165,125)         (30,399)         195,204         (167,725)

DISCONTINUED OPERATIONS:
Income from operations net of an income tax
  provision of $726                                                   320                                                320
Gain on disposal net of an income tax provision
  of $22,669                                        35,456                                                            35,456
                                                 ---------      ---------         --------        ---------         --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       (131,949)      (164,805)         (30,399)         195,204         (131,949)

EXTRAORDINARY (LOSS):
  on early extinguishment of debt
  net of income tax benefit of $4,343               (6,793)                                                           (6,793)
                                                 ---------      ---------         --------        ---------         --------
NET INCOME (LOSS)                                $(138,742)     $(164,805)        $(30,399)        $195,204        $(138,742)
                                                 =========      =========         ========        =========         ========

              VISKASE COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THREE MONTHS ENDED SEPTEMBER 24, 1998
                           (unaudited)

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                        $ 64,261          $50,600         $(12,294)        $102,567

COSTS AND EXPENSES
  Cost of sales                                                    50,833           37,582          (11,786)          76,629
  Selling, general and administrative              $ 1,034         11,425            9,705                            22,164
  Amortization of intangibles and
    excess reorganization value                                     2,715              754                             3,469
  Unusual charge                                                  117,936           30,633                           148,569
                                                 ---------      ---------         --------        ---------         --------
OPERATING INCOME (LOSS)                             (1,034)      (118,648)         (28,074)            (508)        (148,264)

  Interest income                                      146                             137                               283
  Interest expense                                   9,441          2,710              310                            12,461
  Intercompany interest expense (income)            (8,096)         6,999            1,097
  Management fees (income)                            (949)           645              304
  Other expense (income), net                         (117)            68              421                2              374
  Equity loss (income) in subsidiary               149,125         30,754                          (179,879)
                                                 ---------      ---------         --------        ---------         --------
INCOME (LOSS) BEFORE INCOME TAXES                 (150,292)      (159,824)         (30,069)         179,369         (160,816)
  Income tax provision (benefit)                      (456)       (10,943)             685                           (10,714)
                                                 ---------      ---------         --------        ---------         --------
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                      (149,836)      (148,881)         (30,754)         179,369         (150,102)

DISCONTINUED OPERATIONS:
Income from operations net of an income tax
  provision of $240                                                   264                                                264
Gain on disposal net of an income tax benefit
  of $23,667                                        37,016                                                            37,016
                                                 ---------      ---------         --------        ---------         --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       (112,820)      (148,617)         (30,754)         179,369         (112,822)

EXTRAORDINARY (LOSS):
  on early extinguishment of debt
  net of income tax benefit of $4,343               (6,793)                                                           (6,793)
                                                 ---------      ---------         --------        ---------         --------
NET INCOME (LOSS)                                $(119,613)     $(148,617)        $(30,754)        $179,369        $(119,615)
                                                 =========      =========         ========        =========         ========

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR NINE MONTHS ENDED SEPTEMBER 25, 1997
                               (unaudited)

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                        $223,547         $184,711         $(30,971)        $377,287

COSTS AND EXPENSES
  Cost of sales                                                   168,255          140,313          (30,913)         277,655
  Selling, general and administrative               $3,735         33,525           33,292                            70,552
  Amortization of intangibles and
    excess reorganization value                                     8,200            2,398                            10,598
  Unusual charge                                                    3,500                                              3,500
                                                 ---------      ---------         --------        ---------         --------
OPERATING INCOME (LOSS)                             (3,735)        10,067            8,708              (58)          14,982

  Interest income                                      584                             271                               855
  Interest expense                                  32,410          8,687            1,158                            42,255
  Intercompany interest expense (income)           (30,380)        28,135            2,245
  Management fees (income)                          (3,393)         2,615              778
  Other expense (income), net                        1,392            (42)             243                             1,593
  Equity loss (income) in subsidiary                 8,868         (2,407)                           (6,461)
                                                 ---------      ---------         --------        ---------         --------
INCOME (LOSS) BEFORE INCOME TAXES                  (12,048)       (26,921)           4,555            6,403          (28,011)
  Income tax provision (benefit)                    (1,237)       (17,039)           2,148                           (16,128)
                                                 ---------      ---------         --------        ---------         --------
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                       (10,811)        (9,882)           2,407            6,403          (11,883)

DISCONTINUED OPERATIONS:
Income from discontinued operations
  net of an income tax provision of $1,358                          1,072                                              1,072
                                                 ---------      ---------         --------        ---------         --------
NET INCOME (LOSS)                                 $(10,811)       $(8,810)          $2,407           $6,403         $(10,811)
                                                 =========      =========         ========        =========         ========

               VISKASE COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATING STATEMENTS OF OPERATIONS
              FOR THREE MONTHS ENDED SEPTEMBER 25, 1997
                            (unaudited)

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
NET SALES                                                         $75,543          $59,905          $(9,766)        $125,682

COSTS AND EXPENSES
  Cost of sales                                                    57,570           45,164           (9,834)          92,900
  Selling, general and administrative               $1,320         12,100           10,956                            24,376
  Amortization of intangibles and
    excess reorganization value                                     2,733              833                             3,566
  Unusual charge                                                    3,500                                              3,500
                                                 ---------      ---------         --------        ---------         --------
OPERATING INCOME (LOSS)                             (1,320)          (360)           2,952               68            1,340

  Interest income                                       93                               4                                97
  Interest expense                                  10,697          2,853              352                            13,902
  Intercompany interest expense (income)           (10,145)         9,435              710
  Management fees (income)                          (1,050)           854              196
  Other expense (income), net                          529          1,031           (1,264)                              296
  Equity loss (income) in subsidiary                 2,983         (1,727)                           (1,256)
                                                 ---------      ---------         --------        ---------         --------
INCOME (LOSS) BEFORE INCOME TAXES                   (4,241)       (12,806)           2,962            1,324          (12,761)
  Income tax provision (benefit)                      (488)        (9,139)           1,234                            (8,393)
                                                 ---------      ---------         --------        ---------         --------
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                        (3,753)        (3,667)           1,728            1,324           (4,368)

DISCONTINUED OPERATIONS:
Income from discontinued operations
  net of an income tax provision of $623                              615                                                615
                                                 ---------      ---------         --------        ---------         --------
NET INCOME (LOSS)                                  $(3,753)       $(3,052)         $ 1,728           $1,324          $(3,753)
                                                 =========      =========         ========        =========         ========

             VISKASE COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATING CASH FLOWS
             FOR NINE MONTHS ENDED SEPTEMBER 24, 1998
                         (unaudited)

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                               (in thousands)
Net cash provided by (used in)
   operating activities                          $(119,303)       $84,554          $13,017                          $(21,732)

Cash flows from investing activities:
  Capital expenditures                                  (4)       (17,670)          (6,354)                          (24,028)
  Proceeds from disposition of assets              146,032         17,711               15                           163,758
                                                 ---------      ---------         --------        ---------         --------
      Net cash provided by (used in)
        investing activities                       146,028             41           (6,339)                          139,730

Cash flows from financing activities:
  Issuance of common stock                             530                                                               530
  Proceeds from revolving loan and
    long-term borrowings                                                             1,475                             1,475
  Deferred financing costs                            (604)                                                             (604)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                     (105,000)        (9,676)          (2,502)                         (117,178)
  Premium on early extinguishment of debt           (8,927)                                                           (8,927)
  Increase (decrease) in Envirodyne loan            76,887        (75,006)          (1,881)
                                                 ---------      ---------         --------        ---------         --------
      Net cash provided by (used in)
        financing activities                       (37,114)       (84,682)          (2,908)                         (124,704)
Effect of currency exchange rate
  changes on cash                                                                     (142)                             (142)
                                                 ---------      ---------         --------        ---------         --------
Net (decrease) in cash and equivalents             (10,389)           (87)           3,628                            (6,848)
Cash and equivalents at beginning of period         19,004            865            4,538                            24,407
                                                 ---------      ---------         --------        ---------         --------
Cash and equivalents at end of period             $  8,615        $   778          $ 8,166                           $17,559
                                                 =========      =========         ========        =========         ========

             VISKASE COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATING CASH FLOWS
             FOR NINE MONTHS ENDED SEPTEMBER 25, 1997
                           (unaudited)

                                                                Guarantor       Nonguarantor                     Consolidated
                                                    Parent     Subsidiaries     Subsidiaries    Eliminations         Total
                                                  --------     ------------     ------------    ------------     -------------
                                                                                (in thousands)
Net cash provided by (used in)
  operating activities                            $(10,997)       $31,008         $(12,426)                           $7,585

Cash flows from investing activities:
  Capital expenditures                                 (11)       (26,285)          (9,740)                          (36,036)
  Proceeds from disposition of assets                               1,151           10,722                            11,873
                                                 ---------      ---------         --------        ---------         --------
      Net cash provided by (used in)
        investing activities                           (11)       (25,134)             982                           (24,163)

Cash flows from financing activities:
  Issuance of common stock                             813                                                               813
  Proceeds from revolving loan and
    long-term borrowings                                                               314                               314
  Deferred financing costs                            (522)                                                             (522)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations                                      (7,047)            (996)                           (8,043)
  Increase (decrease) in Envirodyne loan            (5,357)                          5,357
                                                 ---------      ---------         --------        ---------         --------
      Net cash provided by (used in)
        financing activities                        (5,066)        (7,047)           4,675                            (7,438)
Effect of currency exchange rate
  changes on cash                                                                   (1,006)                           (1,006)
                                                 ---------      ---------         --------        ---------         --------
Net (decrease) in cash and equivalents             (16,074)        (1,173)          (7,775)                          (25,022)
Cash and equivalents at beginning of period         25,785           (162)          16,171                            41,794
                                                 ---------      ---------         --------        ---------         --------
Cash and equivalents at end of period              $ 9,711        $(1,335)         $ 8,396                           $16,772
                                                 =========      =========         ========        =========         ========

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

The condensed consolidated balance sheet as of December 25, 1997 was derived from the audited Viskase Holding Corporation's consolidated financial statements included in Viskase Companies, Inc.'s annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

              VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                       September 24,       December 25,
                                                                            1998               1997
                                                                       -------------      -------------
                                                                        (unaudited)
                                                                                 (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                                                 $   8,166           $   4,538
    Receivables, net                                                        32,265              38,081
    Receivables, affiliates                                                 52,145              51,796
    Inventories                                                             43,460              35,029
    Other current assets                                                     9,896              10,928
                                                                         ---------           ---------
      Total current assets                                                 145,932             140,372

  Property, plant and equipment
     including those under capital lease                                   154,032             138,330
    Less accumulated depreciation
      and amortization                                                      46,518              32,064
                                                                         ---------           ---------
    Property, plant and equipment, net                                     107,514             106,266

  Deferred financing costs                                                     324                 474
  Other assets                                                               2,046               2,414
  Excess reorganization value                                                                   32,831
                                                                         ---------           ---------
      Total assets                                                        $255,816            $282,357
                                                                         =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and obligation
      under capital lease                                                  $ 2,982           $   2,647
    Accounts payable                                                        10,967              15,438
    Accounts payable and advances, affiliates                               39,637              34,210
    Accrued liabilities                                                     20,924              19,158
    Current deferred income taxes                                              (65)                (65)
                                                                         ---------           ---------
      Total current liabilities                                             74,445              71,388

  Long-term debt                                                             3,756               5,091
  Accrued employee benefits                                                  2,750               2,503
  Deferred and noncurrent income taxes                                      20,726              20,822
  Intercompany loans                                                        47,639              49,520

  Commitments and contingencies

  Stockholders' equity:
    Common stock, $1.00 par value,
      1,000 shares authorized;
      100 shares issued and outstanding
    Paid in capital                                                        103,464             103,463
    Accumulated (deficit)                                                   (1,688)             26,496
    Cumulative foreign currency
      translation adjustments                                                4,724               3,074
                                                                         ---------           ---------
      Total stockholders' equity                                           106,500             133,033
                                                                         ---------           ---------
      Total liabilities and
        stockholders' equity                                              $255,816            $282,357
                                                                         =========           =========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

                   VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Three Months      Three Months    Nine  Months       Nine   Months
                                                      Ended September  Ended September  Ended September    Ended September
                                                          24, 1998        25, 1997          24, 1998           25, 1997
                                                      ---------------   --------------   --------------    ----------------
                                                                                 (in thousands)
NET SALES                                                 $50,600           $59,905          $150,852          $184,711

COSTS AND EXPENSES
  Cost of sales                                            37,582            45,164           113,700           140,313
  Selling, general
    and administrative                                      8,251             9,554            23,703            29,017
  Amortization of intangibles
    and excess reorganization value                           754               833             2,262             2,398
  Unusual charge                                           30,633                              30,633
                                                         --------           -------          --------          --------
OPERATING INCOME                                          (26,620)            4,354           (19,446)           12,983

  Interest income                                             137                 4               213               271
  Interest expense                                            310               352             1,103             1,158
  Intercompany interest expense                             1,097               710             1,676             2,245
  Management fees                                             304               196               911               778
  Other expense (income), net                                 421            (1,264)            1,147              (757)
                                                         --------           -------          --------          --------
INCOME (LOSS) BEFORE INCOME TAXES                         (28,615)            4,364           (24,070)            9,830

  Income tax provision                                      1,328             1,790             3,675             4,225
                                                         --------           -------          --------          --------
NET INCOME (LOSS)                                        $(29,943)          $ 2,574          $(27,745)         $  5,605
                                                         ========           =======          ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                                               Nine  Months Ended
                                                                       ---------------------------------
                                                                       September 24,      September 25,
                                                                            1998               1997
                                                                       -------------      -------------
                                                                                 (in thousands)
Cash flows from operating activities:
  Net income                                                              $(27,745)          $ 5,605
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                           8,070             7,488
      Amortization of intangibles and excess
        reorganization value                                                 2,262             2,398
      Amortization of deferred financing fees and discount                     144               152
      (Decrease) in deferred and
        noncurrent income taxes                                                100              (254)
      Loss (Gain) on disposition of assets                                     190              (878)
      Bad debt provision                                                       334               165
      Impairment loss excess reorganization                                 30,633

      Changes in operating assets and liabilities:
        Accounts receivable                                                  7,597            (3,360)
        Accounts receivable, affiliates                                     (8,520)           (5,741)
        Inventories                                                         (5,834)             (492)
        Other current assets                                                 1,492              (691)
        Accounts payable and accrued liabilities                            (3,320)             (285)
        Accounts payable, affiliates                                         7,614           (17,134)
        Other                                                                                   (399)
                                                                          --------          --------
      Total adjustments                                                     40,762           (19,031)
                                                                          --------          --------
        Net cash provided by (used in) operating activities                 13,017           (13,426)

Cash flows from investing activities:
  Capital expenditures                                                      (6,354)           (9,740)
  Proceeds from disposition of assets                                           15            11,722
                                                                          --------          --------
        Net cash provided by (used in) investing activities                 (6,339)            1,982

Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings                      1,475               314
  Repayment of revolving loan and long-term borrowings                      (2,502)             (996)
  Increase (decrease) in Envirodyne loan and advances                       (1,881)            5,357
                                                                          --------          --------
        Net cash provided by (used in) financing activities                 (2,908)            4,675

Effect of currency exchange rate changes on cash                              (142)           (1,006)
                                                                          --------          --------
Net (decrease) in cash and equivalents                                       3,628            (7,775)
Cash and equivalents at beginning of period                                  4,538            16,171
                                                                          --------          --------
Cash and equivalents at end of period                                     $  8,166          $  8,396
                                                                          ========          ========

------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                               $160              $186
  Income taxes paid                                                         $3,125            $3,579

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

                 VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                September 24,        December 25,
                                    1998                1997
                                ------------         -----------

Raw materials                     $ 3,585              $ 4,418
Work in process                    13,736               10,511
Finished products                  26,139               20,100
                                  -------              -------
                                  $43,460              $35,029
                                  =======              =======


2. CONTINGENCIES (dollars in thousands)

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

In September 1997, the Court set aside the jury verdict in part and ordered a retrial on certain issues. The Court upheld the jury finding on the validity of all of Viskase's patents and the jury finding that ANC had willfully infringed Viskase's patents by ANC's use of Dow Chemical Company's "Attane" brand polyethylene plastic resin in ANC's products. However, the Court ordered a new trial on the issue of whether ANC's use of Dow Chemical Company's "Affinity" brand polyethylene plastic resin infringed Viskase's patents and whether such conduct was willful. Because the jury rendered one general damage verdict, the Court ordered a retrial of all damage issues. By operation of the Court's order, the injunction in respect of ANC's future use of the "Affinity" brand resin was removed.

On August 19, 1998, the Court granted Viskase's motion for partial summary judgment finding that ANC's use of the "Affinity" brand resin infringed Viskase's patents. The Court also reinstated the permanent injunction. Patent validity and infringement having been established, the remaining issues for trial are whether ANC willfully infringed Viskase's patents by using "Affinity" brand resin and the determination of the amount of compensatory damages. Viskase has filed a motion to have the jury verdict as to compensatory damages reinstated. The motion has been fully briefed and the parties are awaiting the Court's ruling. If the motion is not granted, the Company expects the trial on damages to occur in the first quarter of 1999.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to the first request for reexamination, on September 25, 1998, the USPTO, after initially rejecting Viskase's claims, gave notice of its intent to reissue Viskase's patent in its entirety. With respect to the second request for reexamination, the USPTO has preliminarily rejected Viskase's claim under another patent. Viskase is preparing its response. If the USPTO ultimately disallows the claims of the second Viskase patent, the effect upon the Court action will not be significant.

The Company expects ANC to vigorously contest this matter in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through September 24, 1998, $4,631 in patent defense costs had been accrued and capitalized.

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

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets, and eliminates certain disclosures that are no longer useful. Management believes the adoption of SFAS No. 132 will not have a significant effect on the Company's financial statements.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------
The Company's net sales from continuing operations for the first nine months and third quarter of 1998 were $309.2 million and $102.6 million, respectively, which represented decreases of 18.0% and 18.4%, respectively, from comparable periods of 1997. After excluding the sales of both the oriented polystyrene (OPS) business (which was sold in January 1997) and the polyvinyl chloride (PVC) business (which was sold in December 1997) of $39.4 million and $13.7 million for the first nine months and third quarter of 1997, respectively, the effective decreases were 8.5% and 8.4%, respectively. The decline in net sales is principally due to declines in casing volume in both the domestic and European markets as a result of the effect of the Company's strategy to increase casing prices and to adverse conditions in the Russian and Southeast Asian economies.

Operating loss from continuing operations for the first nine months and third quarter of 1998 was $146.2 million and $148.3 million, respectively. The operating losses resulted primarily from a third quarter unusual charge comprised of a $91.2 million excess reorganization impairment and a $57.4 million restructuring due to previously announced restructuring of Viskase' worldwide operations, neither of which had a significant effect on cash flow. The impairment and restructuring charges were the result of business conditions leading to the Viskase plan of restructuring. (See Note 4.)

Net interest expense from continuing operations for the nine month period totaled $39.9 million representing a decrease of $1.5 million from the first nine months of 1997. The decrease is primarily due to interest savings from the redemption of $105 million of the 12% Senior Secured Notes on August 24, 1998.

Other expense from continuing operations approximated $.8 million and $1.6 million for the first nine months of 1998 and 1997, respectively. The 1998 expense consists of losses on the disposition of assets and foreign exchange losses. The 1997 expense consists principally of foreign exchange losses.

The extraordinary loss for the third quarter of 1998 of $6.8 million, net of a tax benefit of $4.3 million, represents the loss on the early extinguishment of $105 million of the 12% Senior Secured Notes. The extraordinary loss before taxes is comprised of a $8.9 million prepayment penalty and a $2.2 million write-off of the unamortized portion of financing fees attributable to the debt.

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

The tax benefit for the first nine months of 1998 resulted from the benefit of US losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the US resulting from the non-deductible write-off of the excess reorganization impairment and foreign losses for which no tax benefit is provided, a benefit of $(19.3) million was provided on a loss from continuing operations of $(187.0) million. The US tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

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

The sale of Sandusky and Clear Shield was completed on June 12, 1998 and July 24, 1998, respectively. A $35.5 million gain, net of taxes, was recognized on these sales.

Other
-----
In September 1997 the Company announced that it had retained Donaldson, Lufkin and Jenrette Securities Corporation to assist the Board of Directors in evaluating the Company's strategic alternatives. Such alternatives included, among other things, sale of the entire company, sale of business units or recapitalization. In June 1998, the Company sold its wholly owned subsidiary Sandusky, and in July 1998 the Company sold its wholly owned subsidiary Clear Shield. The Company is still reviewing strategic and recapitalization alternatives available.

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

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets, and eliminates certain disclosures that are no longer useful. Management believes the adoption of SFAS No. 132 will not have a significant effect on the Company's financial statements.

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

Liquidity and Capital Resources
-------------------------------
Cash and equivalents decreased by $6.8 million during the nine months ended September 24, 1998. Cash flows used in operating activities of $21.7 million and financing activities of $124.7 million exceeded funds provided by investing activities of $139.7 million. Cash flows used in operating activities were principally attributable to the Company's loss from operations and an increase in working capital usage offset by the effect of depreciation, amortization, the write-off of the excess reorganization value and the recognition of the restructuring reserve. Cash flows used in financing activities were principally due to the repayment of the $105 million 12% Senior Secured Notes, the $8.9 million prepayment penalty on the 12% Senior Secured Notes repayment and a $9.7 million principal payment under the GECC lease. Cash flows provided by investing activities consist principally of capital expenditures for property, plant and equipment, net of proceeds from the sale of Sandusky and Clear Shield.

The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $30 million domestic Revolving Credit Facility and the residual proceeds from previously completed asset sales. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants (which are substantially similar to those included in the Indenture), to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves that may be established in the discretion of the lenders. Currently, there are no borrowings under the $30 million domestic Revolving Credit Facility.

The Company's Senior Secured Notes, Revolving Credit Facility and Letter of Credit Facility contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, maximum ratios of debt and senior debt to total capitalization, and a minimum fixed charge coverage. As described in more detail below, the Company solicited and has received the required consents from the holders of Senior Secured Notes for an amendment to, and waiver under, the Indenture effective as of June 25, 1998. In addition, the Company has amended and received a similar waiver under the Amended and Restated Credit Agreement. The Company determined that, as a result of the write-off of the excess reorganization value, without the amendment and waiver, it would not have been in compliance with the covenant level for the maximum level of debt to total capitalization. The Company is currently in compliance with the amended covenants under the Indenture and Amended and Restated Credit Agreement.

On July 24, 1998, the Company completed the divestiture of the capital stock of Clear Shield. The aggregate purchase price for the capital stock was $140.0 million and is subject to a working capital adjustment. The gain, net of taxes, was $37.0 million.

Concurrent with the Clear Shield divestiture, the Company mailed a notice of redemption to holders of its 12% Senior Secured Notes to redeem $105 million of aggregate principal amount of the $160 million outstanding together with accrued interest payable and yield maintenance premium thereon. The notes were redeemed on August 24, 1998 at a price of 108.5%. The Company used $116.3 million of the proceeds for the redemption of the 12% Senior Secured Notes. In addition, the remainder of the proceeds, after deducting taxes and transaction expenses, were used to repay balances outstanding under the Company's Revolving Credit Facility.

There are no significant restrictions on the Company's ability to transfer funds among its operations under the terms of its principal debt agreements.

The Company anticipates that its current cash position, operating cash flows, residual proceeds from completed asset sales and the available borrowings under its Revolving Credit Facility will be sufficient to meet its operating expenses and to service its interest payments on the Senior Secured Notes, the 10.25% Notes and its other outstanding indebtedness. The Company will be required to satisfy its $55 million mandatory redemption obligation with respect to the Senior Secured Notes in June 1999. The Company expects that in order to make the payment it will be required to pursue one or more alternative strategies, such as refinancing of the 12% Senior Secured Notes or selling additional equity capital. Additionally, the Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. There can be no assurance that any of these strategies will be effected on satisfactory terms, if at all.

Capital expenditures for continuing operations for the first nine months of 1998 and 1997 totaled $24.0 million and $29.5 million, respectively. Capital expenditures for discontinued operations for the first nine months of 1998 and 1997 totaled $9.0 million and $6.5 million, respectively. Significant 1998 and 1997 capital expenditures for continuing operations included a new information technology system at Viskase, costs associated with the Nucel(R) project, and additional production capacity for specialty films. Capital expenditures for discontinued operations included the construction of Clear Shield's Twin Falls, Idaho facility. Capital expenditures for continuing operations for 1998 are expected to be approximately $35 million. Capital expenditures for continuing operations for 1999 are expected to be $25 million.

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

Year 2000
---------
The Year 2000 (Y2K) issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. Businesses are at risk for possible miscalculations or systems failures that may disrupt their business operations due to the Year 2000 issue.

In order to address the Y2K issue, the Company has formed a Year 2000 committee (Y2K Committee) that has segregated the Company's risk into three categories: significant business information technology (IT) systems, internal non-information technology (Non-IT) systems and external noncompliance by customers and vendors.

Significant Business Information Technology Systems

In January 1996, the Company began a system conversion which incorporated Y2K compliance. The following table shows the status of the business system conversions by country:

   Country            Implementation Date              Status
--------------        -------------------             --------
United States          January 1, 1998                Complete
France                 October 1, 1998                Complete
United Kingdom         March 1, 1999      Planned completion by March 1, 1999
Brazil                 January 1, 1998                Complete
Canada                 Unknown                 Action Plan in process

The Y2K Committee is in the planning stage to bring Canada into compliance. Because the Company is in the information gathering phase, the Company does not currently have a contingency plan in place for Canada.

The Company's significant business IT system is run on servers and a wide-area network outsourced to IBM Global Services. IBM has been certified Y2K compliant for all its system components. All of the Company's personal computers, network server hardware and software are being checked for Y2K compatibility with the vendors. The targeted completion date is February 28, 1999. The Company has capitalized the costs necessary to upgrade its significant business systems.

Internal Non-IT Systems

The Non-IT systems consist primarily of PC-based manufacturing systems and process control units. The Y2K Committee has designated a member at each plant to inventory its systems and determine the status of its Y2K compliance. This process is ongoing and the plan is to have these systems tested for compliance by March 31, 1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Y2K compliance for its non-financial systems. If the Company is unable to achieve Y2K compliance for its major Non-IT systems, the Y2K issue could have a material impact on the operations of the Company. Because the Company is in the information gathering phase, the Company does not currently have a contingency plan in place for its Non-IT systems.

Y2K Compliance by Customers and Vendors

The Y2K Committee is in the process of developing a questionnaire that is expected to be mailed to material third party vendors by November 30, 1998 to address material third party compliance with Y2K. The responses to the questionnaires will be reviewed by the Committee and appropriate action will be taken on a timely basis.

Should responses to the questionnaires indicate that suppliers, service providers or contractors are not Y2K compliant, the Company will change to those vendors who have demonstrated Y2K readiness. The Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors.

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

                          PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1,
Note 3, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended September 24, 1998.


Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its Annual Meeting of Stockholders (the "Meeting") on August 27, 1998. The following business was conducted at the Meeting: (i) the election of six (6) directors; (ii) the ratification of the appointment of PricewaterhouseCoopers as the Company's independent accountants for the fiscal year ended December 31, 1998; and (iii) the approval of a stockholder proposal to change the name of the Company. The results were as follows:

Election of Directors            For          Withheld
-------------------------    ----------      ----------

Robert N. Dangremond         13,529,012          7,001
Avram A. Glazer              13,063,783        472,230
Malcolm I. Glazer            13,063,783        472,230
F. Edward Gustafson          13,529,012          7,001
Gregory R. Page              13,529,012          7,001
Mark D. Senkpiel             13,529,012          7,001


Ratification of Appointment of        For       Against    Abstaining
------------------------------    ----------   ---------   ----------
PricewaterhouseCoopers
------------------------------
                                  13,533,411      200         2,402



Approval of Stockholder Proposal      For       Against    Abstaining
--------------------------------  ----------   ---------   ----------
                                  10,462,447     7,106        3,344


There were 3,063,116 broker non-votes.


Item 5 - Other Information
         -----------------
None.



Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits

 10.14 Amendment dated July 2, 1998, to the Amended and Restated Credit Agreement, dated June 1, 1998, among Viskase Companies,
        Inc., the Lenders identified therein and BT Commercial
         Corporation, as Agent (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed June 25, 1998, of Viskase Companies, Inc.).

  10.23 Third Supplemental Indenture, dated as of July 2, 1998, between Viskase Companies, Inc. and State Street Bank and Trust Company of Connecticut, N.A. (formerly Fleet National Bank Connecticut and previously Shawmut Bank Connecticut, National Association), as Trustee.

  27     Financial Data Schedules.

(b)      Reports on Form 8-K

  (1) On July 24, 1998, the Company filed a Form 8-K to report that on June 24, 1998 the Company completed the sale of its wholly owned subsidiary, Clear Shield National, Inc., to Solo Cup Company.


                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VISKASE COMPANIES, INC.
                                   --------------------------
                                   Registrant




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


Date:  November 9, 1998