Form 10-K
period 1998-12-31
VISKASE COMPANIES INC
filed 1999-06-18
CIK 33073

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended December 31, 1998
                                 -----------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


       For the transition period from                 to
                                      ---------------    ---------------

                          Commission file number 0-5485

                           VISKASE COMPANIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                               95-2677354
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

6855 W. 65th Street, Chicago, Illinois                             60638
----------------------------------------                     ----------------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (708) 496-4200

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 30, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $24,405,442.

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court. Yes  X   No
                                                  ---     ---

      As of March 30, 1999, there were 14,869,087 shares outstanding of the registrant's Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                             VISKASE COMPANIES, INC.

                         FORM 10-K ANNUAL REPORT - 1998


                                Table of Contents

PART I                                                                           Page
     Item 1.    Business                                                           1
     Item 2.    Properties                                                         7
     Item 3.    Legal Proceedings                                                  8
     Item 4.    Submission of Matters to a Vote of Security Holders                9


PART II
     Item 5.    Market for Registrant's Common Equity and Related
                  Stockholders Matters                                            10

     Item 6.    Selected Financial Data                                           11
     Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   12
     Item 8.    Financial Statements and Supplementary Data                       18
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                             18
PART III
     Item 10.   Directors and Executive Officers of the Registrant                19
     Item 11.   Executive Compensation                                            21
     Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management                                                  29
     Item 13.   Certain Relationships and Related Transactions                    32

PART IV
     Item 14.   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                             33

                                     PART I

ITEM 1.  BUSINESS


(a)   General development of business:

General

Viskase Companies, Inc. (formerly Envirodyne Industries, Inc.) is a Delaware corporation organized in 1970. As used herein, the "Company" means Viskase Companies, Inc. and its subsidiaries. The Company, through Viskase Corporation (Viskase), operates in the packaging products segment of the food industry. Viskase is a major producer of cellulosic casings used in preparing and packaging processed meat products and is a leading producer of heat shrinkable specialty plastic bags and films for packaging and preserving fresh and processed meat products, poultry and cheese. The market positions of the Company's subsidiaries set forth in this Form 10-K represent management's belief based upon internally generated information. No independent marketing information has been used to confirm the stated market position.

In September 1997 the Company retained Donaldson, Lufkin and Jenrette Securities Corporation to assist the Board of Directors in evaluating the Company's strategic alternatives. Such alternatives included, among other things, sale of the entire company, sale of business units or recapitalization. In June 1998, the Company sold its wholly owned subsidiary Sandusky Plastics, Inc. (Sandusky), and in July 1998 the Company sold its wholly owned subsidiary Clear Shield National, Inc. (Clear Shield). The Company is still reviewing strategic and recapitalization alternatives available.

(b) Financial information about industry segments:

Reference is made to Part IV, Item 14, Note 23 of Notes to Consolidated Financial Statements.

(c)  Description of business

General

Viskase invented the basic process for producing casings from regenerated cellulose for commercial production in 1925. Management believes that Viskase has been a leading worldwide producer of cellulosic casings since that time. In 1964 Viskase entered the specialty films business and it has continued to introduce new specialty film products to customers in the fresh and processed meat, poultry and cheese industries.

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

Specialty Film Products

Since developing technology for the extrusion of bi-oriented plastic films in 1964, Viskase has continued to expand its product line of heat shrinkable bags made from specialty plastic films. Viskase's heat-shrinkable plastic bags, sold primarily under the brand name PERFLEX(R), are used by major producers of fresh and processed meat products, poultry and cheese to package and preserve their products during wholesale and retail distribution. Viskase also manufactures thin-gauge plastic films used for industrial packaging. This film is sold under the brand name CLEAR-LOC(R).

The production of specialty plastic bags involves four principal steps: (i) plastic resin pellets are melted and extruded into a tubular film; (ii) the tube is "bi-oriented" whereby it is stretched along its length and width to enhance the heat-shrink characteristics of the final product; (iii) the tube is irradiated to improve its strength and sealability characteristics; and (iv) the tube is processed through a bag machine to form individual bags.

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

International Operations

Viskase has six manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Newton Aycliffe, England; Swansea, Wales; and Guarulhos, Brazil.

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

International operations in certain parts of the world may be subject to international balance of payments difficulties that may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Viskase believes its allowance for doubtful accounts makes adequate provision for the collectibility of receivables. Management believes that growth potential exists for many of Viskase's products outside the United States and that Viskase is well positioned to participate in these markets. While overall consumption of processed meat products in North America and Western Europe is stable, there is a potential for market growth in Eastern Europe, Latin America and Southeast Asia. Currently market growth has slowed in the Russian and Southeast Asian markets due to the recent adverse economic conditions. Flexible packaging is growing due to the movement towards product differentiation.

Sales and Distribution

Viskase has a broad base of customers, with no single customer accounting for more than 6% of sales. Viskase sells its products in virtually every country in the world. In the United States, Viskase has a staff of technical sales teams responsible for sales to fresh meat, processed meat and poultry producers. Approximately 75 distributors market Viskase products to customers in Europe, Africa, Middle East Asia, and Latin America. Its products are marketed through its own subsidiaries in the United Kingdom, Germany, France, Italy, Brazil, Chile, Canada and Poland. At the end of the fiscal years 1998 and 1997, Viskase had backlog orders of $38 million and $47 million, respectively.

Viskase maintains ten service and distribution centers worldwide. The service centers perform limited product finishing and provide sales, customer service, warehousing and distribution. Distribution centers provide only warehousing and distribution.

In the United States, Viskase operates distribution centers in Chicago, Illinois; Atlanta, Georgia; and Bensalem, Pennsylvania; as well as a center within the Pauls Valley, Oklahoma, plant. In Latin America, Viskase operates a service center within the Guarulhos, Brazil, plant and a distribution center in Santiago, Chile. In Europe, Viskase operates service centers in Caronno, Italy and Pulheim, Germany and distribution centers in Dublin, Ireland, and Warsaw, Poland.

Competition

Viskase is one of the world's leading producers of cellulosic casings and is a major producer of specialty plastic films. Viskase seeks to maintain a competitive advantage by manufacturing products having outstanding quality and superior performance characteristics over competitive products, by responding quickly to customer product requirements, by providing customers with assistance in production or formulation problems, by producing niche products to fill individual customer requirements, and by providing technical support services to its customers. From time to time, Viskase experiences reduced market share or reduced profits due to price competition.

Viskase's principal competitors in cellulosic casings are Devro PLC, located in Scotland with plants in the United States and Belgium; Viscofan, S.A., located in Spain, Germany, Brazil, Czech Republic and the United States and Alfacel, located in Spain. Some of the other important competitors in the cellulosic casings industry are Kalle Nalo GmbH, located in Germany; Wolff Walsrode AG, a wholly owned subsidiary of Bayer AG, located in Germany; Oy Visko AB located in Finland; KoSa, located in Mexico and two Japanese manufacturers, Fujimori and Toho.

In the specialty films area, the largest producer of heat shrinkable bags is the Cryovac Division of Sealed Air Corporation. Cryovac developed heat shrinkable films and a vacuumizing process for applying them in the early 1960's. Cryovac sells its bags worldwide to all segments of the food industry, including meat and poultry producers. American National Can Company, a subsidiary of Pechiney, is another competitor in the specialty films area. Management believes that Viskase is in the number two position in the world behind Cryovac in the sale of heat shrinkable bags.

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

Viskase believes it has achieved and maintained its position as a leading producer of cellulosic casings and as a major worldwide producer of specialty films for packaging meats through significant expenditures on research and development. The Company expects to continue its research and development efforts. The commercialization of certain of these product and process applications and related capital expenditures to achieve commercialization may require substantial financial commitments in future periods. Should these activities be curtailed or if capital resources are not available to develop its projects, Viskase's ability to maintain its present market share could be materially impaired. Research and development costs from continuing operations are expensed as incurred and totaled $7,375 thousand, $6,907 thousand and $6,666 thousand for 1998, 1997 and 1996, respectively.

Viskase founded its Food Science and Quality Institute (Institute) in 1941 to assist the meat and poultry industry in the development of new food items and more efficient production and packaging methods using Viskase products. The Institute's staff works closely with Viskase's sales and marketing professionals to provide responsible, high-quality technical service to, and in support of, Viskase customers. The Institute is able to reproduce customers' products and processes in order to help customers solve their problems and experiment with new foods and production techniques. The Institute conducts Meat Science Seminars that are attended by Viskase customers and production, research and quality assurance personnel, as well as food scientists from leading academic institutions.

NUCEL(R) Technology

In May 1997, Viskase announced a technological breakthrough in the production process of viscose for the manufacture of cellulosic casings using NUCEL(R) technology. Engineers at Viskase have adapted this NUCEL(R) technology for its use in the manufacture of cellulosic casings for food production. Viskase has determined that this technology is commercially viable and is currently constructing a full-scale production line scheduled to begin in 1999. Management believes that a sizable capital investment will be required to implement the NUCEL(R) technology on a commercial basis.

Seasonality

Historically, domestic sales and profits of Viskase have been seasonal in nature, increasing in the spring and summer months due to casings and again near the year-end holiday season due to processed meat specialty films. Sales of specialty films to the fresh meat industry and sales outside of the United States follow a relatively stable pattern throughout the year.

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

Employees

The Company generally maintains productive and amicable relationships with its 3,050 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and its Canadian and European plants have unions. From time to time union organization efforts have occurred at other individual plant locations. Unions represent a total of approximately 720 of Viskase's 3,050 employees.

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

Reference is made to Part IV, Item 14, Note 23 of Notes to Consolidated Financial Statements.


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

Emerald Acquisition Corporation (Emerald), the sole stockholder of Viskase Companies, Inc. prior to Viskase Companies, Inc.'s emergence from bankruptcy in 1993, filed a petition under Chapter 11 of the Bankruptcy Code on August 20, 1993. The Emerald case is still pending before the Bankruptcy Court.

In addition to the positions with Viskase Companies, Inc. held by the persons specified below for the periods indicated, Messrs. Gustafson and Schuster have served as executive officers of Emerald, since May 1989.


Name, Age and Office                  Business Experience
-------------------------------       ------------------------------------------

F. Edward Gustafson, 57               Mr. Gustafson has been Chairman of the
Chairman of the Board,                Board, President and Chief Executive
President and Chief                   Officer of the Company since March 1996
Executive Officer                     and a director of the Company since
                                      December 1993. Mr. Gustafson has been
                                      President and Chief Executive Officer
                                      of Viskase since June 1998, and previously from February 1990 to August 1994. From
                                      May 1989 to March 1996 Mr. Gustafson
                                      served as Executive Vice President and
                                      Chief Operating Officer of the Company.
                                      Mr. Gustafson has also served as Executive
                                      Vice President and Chief Operating Officer of D.P. Kelly and Associates, L.P. (DPK) since November 1988.


Gordon S. Donovan, 45,                Mr. Donovan has been Chief Financial
Vice President, Chief Financial       Officer of the Company since January 1997
Officer, Treasurer and Assistant      and Vice President and Chief Financial
Secretary                             Officer of Viskase since June 1998. Mr.
                                      Donovan has served as Treasurer and
                                      Assistant Secretary of the Company since
                                      November 1989 and as Vice President since
                                      May 1995.


Stephen M. Schuster, 42,              Mr. Schuster has been Vice President,
Vice President, Secretary and         Secretary and General Counsel of the
General Counsel                       Company since May 1989. Mr. Schuster has
                                      also served as Vice President and General
                                      Counsel of DPK since January 1989.

ITEM 2.  PROPERTIES

VISKASE FACILITIES

   LOCATION                       SQUARE FEET             PRIMARY USE
   --------                       -----------             -----------

Manufacturing Facilities

Beauvais, France (a)                 235,000         Casings production and finishing
Centerville, Iowa                    223,000         Specialty films production and finishing
Guarulhos, Brazil                     81,000         Specialty films production and casings finishing
Kentland, Indiana                    125,000         Casings finishing
Lindsay, Ontario, Canada             166,000         Casings finishing and specialty films finishing
Loudon, Tennessee                    250,000         Casings production
Osceola, Arkansas                    223,000         Casings production
Pauls Valley, Oklahoma               110,000         Casings finishing, specialty films production
                                                       and finishing
Newton Aycliffe, England (a)          30,000         OPP conversion
Swansea, Wales                        77,000         Specialty films production and finishing
Swansea, Wales (a)                    28,000         Administrative facilities
Thaon, France                        239,000         Casings production and finishing

Distribution Centers - Domestic

  Atlanta, Georgia (a)
  Bensalem, Pennsylvania
  Chicago, Illinois
  Pauls Valley, Oklahoma

Service Centers - Foreign

  Guarulhos, Brazil
  Pulheim, Germany (a)
  Milan, Italy

Distribution Centers - Foreign

  Santiago, Chile (a)
  Dublin, Ireland
  Warsaw, Poland (a)

Headquarters

  Worldwide: Chicago, Illinois
  Europe: Paris, France (a)


(a)  Leased. All other properties are owned.

The Company believes that its properties generally are suitable and adequate to satisfy the Company's present and anticipated needs. The Company's United States real property collateralizes the Company's obligations under various financing arrangements. For a discussion of these financing arrangements, refer to Part IV, Item 14, Note 8 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multilayer barrier shrink film products was infringing various Viskase patents relating to multilayer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

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

On August 19, 1998, the Court granted Viskase's motion for partial summary judgment finding that ANC's use of the "Affinity" brand resin infringed Viskase's patents. The Court also reinstated the permanent injunction. Patent validity and infringement having been established, the remaining issues for trial are whether ANC willfully infringed Viskase's patents by using "Affinity" brand resin and the determination of the amount of compensatory damages. Viskase filed a motion to have the jury verdict as to compensatory damages reinstated. ANC filed a motion to dismiss the lawsuit claiming that Viskase's patents are invalid and Viskase failed to join an indispensable party to the lawsuit. On May 10, 1999, the Court granted Viskase's motion to have the jury verdict as to the compensatory damages reinstated. Viskase filed its memorandum in support of enhanced damages and ANC is expected to file its response to Viskase's memorandum by June 18, 1999.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to the challenge of the first patent, on September 25, 1998, the USPTO, after initially rejecting Viskase's claims, gave notice of its intent to reissue Viskase's patent in its entirety. ANC filed another request for reexamination of the patent, which has the effect of staying the reissuance. The USPTO initially rejected Viskase's claims to which Viskase is preparing its reponse. With respect to the challenge of the second patent, the USPTO, after initially rejecting Viskase's claims, withdrew the rejection in view of Viskase's response and raised new grounds of rejection. Viskase is preparing a response to the new grounds of rejection. If the USPTO ultimately disallows the claims of the second Viskase patent, the effect upon the Court action will not be significant. If Viskase's motion to reinstate the damages is denied, Viskase expects the trial on damages to occur during the second half of 1999 or early 2000.

On May 3, 1999, ANC commenced legal action in the Federal District Court for the Northern District of Illinois seeking declaratory relief that Viskase's second patent is invalid. ANC also filed a motion to consolidate the new action with the existing suit. Viskase is preparing an answer to ANC's complaint and has filed its response to ANC's motion to consolidate.

The Company expects ANC to vigorously contest these matters in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through December 31, 1998, $4,644 thousand in patent defense costs have been accrued and capitalized.

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase is cooperating fully with the investigation.

The Company and its subsidiaries are involved in other various legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Viskase Companies, Inc.'s Common Stock is traded in the over-the-counter market on the Nasdaq SmallCap Market. The high and low closing bid prices of the Common Stock during 1998 and 1997 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.


1998        First Quarter    Second Quarter   Third Quarter     Fourth Quarter
----        -------------    --------------   -------------     --------------
High            $8.75             $8.72            $6.75             $4.50
Low              6.68              6.50             3.56              2.88


1997        First Quarter    Second Quarter   Third Quarter     Fourth Quarter
----        -------------    --------------   -------------     --------------
High            $7.50             $8.50            $9.00             $9.13
Low              5.50              6.06             7.38              6.75


(b) Holders. As of March 30, 1999, there were approximately 115 holders of record and an additional 1,300 beneficial holders of Viskase Companies, Inc.'s Common Stock.

(c) Dividends. Viskase Companies, Inc. has never paid a cash dividend on shares of its Common Stock. The payment of dividends is restricted by the terms of various financing agreements to which the Company is a party. The Company has no present intention of paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA



                                                       December        December     December     December       January
                                                      26, 1997 to     27, 1996 to  29, 1995 to  30, 1994 to   1, 1993 to
                                                       December        December     December     December      December
                                                     31, 1998(1)      25, 1997(1)  26, 1996(1)   28, 1995      29, 1994
                                                     ------------     -----------  -----------  -----------   ---------
                                                                         (in thousands, except for per share amounts)
Net sales                                            $ 409,169         $498,333     $534,420     $650,212     $599,029
Net (loss) from continuing
  operations                                          (181,673)         (10,362)     (14,580)
Net income from discontinued
  operations                                               413              717          898
Gain on sales of discontinued operations                39,057
(Loss) before extra-
  ordinary item (2)(3)                                (142,203)          (9,645)     (13,682)     (17,323)      (3,612)

Net (loss) (4)                                        (148,996)          (9,645)     (13,682)     (21,519)      (3,612)

Per share net (loss)
  from continuing operations
  - basic and diluted                                   (12.25)            (.71)       (1.02)

Per share net income
  from discontinued operations
  - basic and diluted                                      .03              .05          .06
    Gain on sales from discontinued operations            2.63

Per share (loss)
  before extraordinary item
  - basic and diluted
  earnings per share  (2)(3)                             (9.59)            (.66)        (.96)       (1.28)        (.27)

Per share net (loss)
  - basic and diluted
  earnings per share  (4)                               (10.05)            (.66)        (.96)       (1.59)        (.27)

Cash and equivalents                                     9,028           24,407       41,794       30,325        7,289
Working capital                                         41,725           85,815       97,382      121,725       91,727
Total assets                                           531,069          813,853      873,747      899,567      896,636

Debt obligations:
  Short-term debt (5)                                   16,120           12,880       11,291       12,504       25,798
  Long-term debt                                       388,880          511,183      521,179      530,181      489,358
Stockholders' equity (deficit)                         (55,907)          90,920      103,645      117,096      135,349
Cash dividends                                            none             none         none         none         none


(1) Fiscal 1998, 1997, and 1996 net sales and net loss from continuing operations exclude the results of Sandusky and Clear Shield. Fiscal 1995 and 1994 have not been restated.

(2) Includes $150,069 unusual charges in 1998 and $3,500 in unusual charges in 1997.

(3) Includes $5,769 of income (net of book tax provision) in 1994 from the settlement of a patent infringement suit.

(4)   Includes an extraordinary loss on debt extinguishment in 1998 and 1995.

(5)   Includes current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's 1998 net sales from continuing operations were $409.2 million, which represented a 17.9% decrease from the prior year's net sales from continuing operations of $498.3 million. After excluding the sales of both the oriented polystyrene (OPS) business (which was sold in January 1997) and the polyvinyl chloride (PVC) business (which was sold in December 1997) of $48.8 million, the effective decrease was 9.0%. The decline in net sales is principally due to reduced worldwide casing volume brought by intense price competition and to the adverse economic conditions in the Russian and Southeast Asian markets.

On June 8, 1998, the Company's Board of Directors approved the sale of two of the Company's subsidiaries, Clear Shield and Sandusky. Accordingly, the operating results of the two subsidiaries have been segregated from continuing operations and reported as a separate line item on the income statement under the heading Discontinued Operations. The Company has restated its prior financial statements to present the operating results as Discontinued Operations. The sales of Sandusky and Clear Shield were completed on June 11, 1998 and July 23, 1998, respectively. A $39.1 million combined gain, net of taxes, was recognized on these sales.

Viscofan, S.A., a Spanish small-diameter casing producer, entered the United States market in November 1994. The Company and its domestic competitors have experienced significant volume loss to Viscofan. Since Viscofan's entrance into the domestic market, the Company has experienced significant pricing pressures and volume losses. Management believes that Viskase will continue to experience pricing pressures from its competitors. Viskase's management is aware of other smaller competitors that from time to time attempt to enter the casing market. Although the Company does not expect to experience significant volume loss to these competitors, management believes that additional pricing pressures will result. In addition, adverse conditions in the Russian and Southeast Asian markets may affect operating results.

The Company's 1997 net sales from continuing operations were $498.3 million, which represented a 6.8% decrease from prior year's net sales from continuing operations of $534.4 million. After adjusting the sales volumes for the effects of the sale of OPS and PVC, worldwide sales volumes showed an increase in 1997. The benefits of stronger worldwide volumes were offset by lower pricing due to competitive pressures in the domestic, European and Latin American markets.

Operating loss from continuing operations for 1998 was $144.6 million. The operating loss resulted primarily from a third quarter unusual charge comprised of a $91.2 million excess reorganization impairment and a $57.4 million unusual charge due to the previously announced restructuring of Viskase's worldwide operations, neither of which had a significant effect on current cash flow. The impairment and unusual charges were the result of business conditions leading to the Viskase plan of restructuring (see Note 11).

Operating income from continuing operations for 1997 was $22.2 million, which represented a decrease of 39.6% from the prior year. The Company's operating results from continuing operations included a $3.5 million unusual charge. The decrease in operating income from continuing operations resulted primarily from declines in gross margins caused by continued price competition in Viskase's domestic, European, and Latin American casings markets.

Net interest expense from continuing operations for 1998 totaled $49.8 million, which represented a decrease of $4.4 million from 1997. The decrease is primarily due to interest savings from the redemption of $105 million of the 12% Senior Secured Notes.

Other expense from continuing operations of approximately $1.2 million and $2.1 million in 1998 and 1997, respectively, consists principally of foreign exchange losses.

The extraordinary loss in 1998 of $6.8 million, net of a tax benefit of $4.3 million, represents the loss on the early extinguishment of $105 million of the 12% Senior Secured Notes. The extraordinary loss before taxes is comprised of a $8.9 million prepayment penalty and a $2.1 million write-off of the unamortized portion of financing fees attributable to the debt that was redeemed.

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multilayer barrier shrink film products was infringing various Viskase patents relating to multilayer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

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

On August 19, 1998, the Court granted Viskase's motion for partial summary judgment finding that ANC's use of the "Affinity" brand resin infringed Viskase's patents. The Court also reinstated the permanent injunction. Patent validity and infringement having been established, the remaining issues for trial are whether ANC willfully infringed Viskase's patents by using "Affinity" brand resin and the determination of the amount of compensatory damages. Viskase filed a motion to have the jury verdict as to compensatory damages reinstated. ANC filed a motion to dismiss the lawsuit claiming that Viskase's patents are invalid and Viskase failed to join an indispensable party to the lawsuit. On May 10, 1999, the Court granted Viskase's motion to have the jury verdict as to the compensatory damages reinstated. Viskase filed its memorandum in support of enhanced damages and ANC is expected to file its response to Viskase's memorandum by June 18, 1999.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to the challenge of the first patent, on September 25, 1998, the USPTO, after initially rejecting Viskase's claims, gave notice of its intent to reissue Viskase's patent in its entirety. ANC filed another request for reexamination of the patent, which has the effect of staying the reissuance. The USPTO initially rejected Viskase's claims to which Viskase is preparing its reponse. With respect to the challenge of the second patent, the USPTO, after initially rejecting Viskase's claims, withdrew the rejection in view of Viskase's response and raised new grounds of rejection. Viskase is preparing a response to the new grounds of rejection. If the USPTO ultimately disallows the claims of the second Viskase patent, the effect upon the Court action will not be significant. If Viskase's motion to reinstate the damages is denied, Viskase expects the trial on damages to occur during the second half of 1999 or early 2000.

On May 3, 1999, ANC commenced legal action in the Federal District Court for the Northern District of Illinois seeking declaratory relief that Viskase's second patent is invalid. ANC also filed a motion to consolidate the new action with the existing suit. Viskase is preparing an answer to ANC's complaint and has filed its response to ANC's motion to consolidate.

The Company expects ANC to vigorously contest these matters in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through December 31, 1998, $4,644 thousand in patent defense costs have been accrued and capitalized.

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase is cooperating fully with the investigation.

The Company and its subsidiaries are involved in other various legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

The Company uses foreign exchange forward contracts to hedge some of its non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets. This strategy is used to reduce the overall exposure to the effects of currency fluctuations on cash flows. The Company's policy is not to speculate in financial instruments. The fair value of foreign currency contracts is $3,975 thousand.

Receivables and payables which are denominated in non-functional currencies are translated to the functional currency at month end and the resulting gain or loss is taken to other income/expense on the income statement. Gains and losses on hedges of receivables and payables are marked to market. The result is recognized in other net expense on the income statement.

The 1998, 1997, and 1996 tax benefits from continuing operations consisted of the benefits of U.S. losses partially offset by the provision related to operations of foreign subsidiaries. A benefit of $14.0 million, $23.7 million, and $8.2 million, respectively, was provided on loss from continuing operations before income taxes of $195.7 million, $34.0 million, and $22.8 million, respectively, for 1998, 1997, and 1996. The Company's effective tax rate from continuing operations reflects the permanent differences in the U.S. resulting from non-deductible amortization, foreign losses for which no tax benefit is provided, and changes in the valuation allowance. The increase in the valuation allowance has affected the rate for the year. The U.S. benefit for income taxes from continuing operations is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

The tax provision for income from operations discontinued in 1998 was $0.6 million, $1.4 million, and $1.5 million, respectively, for 1998, 1997, and 1996. The tax provision with respect to the gain from the sale of operations discontinued in 1998 was $19.6 million. In addition, an extraordinary loss in 1998 provided an income tax benefit of $4.3 million. The total income tax provision (benefit) was $1.8 million, $(22.3) million, and $(6.7) million, respectively, in 1998, 1997, and 1996.

Domestic cash income taxes paid in 1998, 1997, and 1996 were $2.2 million, $0.4 million, and $0.4 million, respectively. Foreign cash income taxes paid during the same periods were $2.3 million, $4.9 million, and $1.2 million, respectively.

Other

In September 1997 the Company retained Donaldson, Lufkin and Jenrette Securities Corporation to assist the Board of Directors in evaluating the Company's strategic alternatives. Such alternatives included, among other things, sale of the entire company, sale of business units or recapitalization. In June 1998, the Company sold its wholly owned subsidiary Sandusky, and in July 1998 the Company sold its wholly owned subsidiary Clear Shield. The Company is still reviewing strategic and recapitalization alternatives available.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

Liquidity and Capital Resources

Cash and equivalents decreased by $15.4 million during the fiscal year ended December 31, 1998. Cash flows used in operating activities of $18.4 million and financing activities of $125.7 million exceeded funds provided by investing activities of $128.9 million. Cash flows used in operating activities were principally attributable to the Company's loss from operations offset by the effect of depreciation, amortization, the write off of the excess reorganization value, the net property, plant and equipment write-off and the recognition of the restructuring reserve. Cash flows used in financing activities were principally due to the repayment of the $105 million 12% Senior Secured Notes, the $8.9 million prepayment penalty on the 12% Senior Secured Notes repayment and a $9.7 million principal payment under the GECC lease. Cash flows provided by investing activities consist principally of capital expenditures for property, plant and equipment, net of proceeds from the sale of Sandusky and Clear Shield.

During June 1999, Viskase Corporation and Viskase Sales Corporation entered into two-year secured credit agreements consisting of a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), a $50 million senior term facility (Senior Term Facility), collectively the "Senior Secured Credit Facility," and $35 million of junior secured term loans (Junior Term Loans). The proceeds of the Senior Secured Credit Facility and the Junior Term Loans were used to repay the $55 million Senior Secured Notes outstanding and obligations then outstanding under the Company's existing Revolving Credit Facility. The Senior Secured Credit Facility has a maturity date of June 30, 2001.

The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $50 million Senior Revolving Credit Facility entered into in June 1999. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, borrowing base limitations measured by accounts receivable and inventory of the Company and reserves that may be established at the discretion of the lenders. There is approximately $9.4 million outstanding under the Senior Revolving Credit Facility as of June 15, 1999.

The Company's Senior Secured Credit Facility and Junior Term Loans contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to earnings before depreciation, interest, amortization, and taxes (EBDIAT) and a limitation on capital expenditures.

The sales of Sandusky and Clear Shield were completed on June 11, 1998 and July 23, 1998, respectively. The aggregate purchase price was $163.8 million. A $39.1 million combined gain, net of taxes, was recognized on these sales.

Concurrent with the Clear Shield divestiture, the Company mailed a notice of redemption to holders of its 12% Senior Secured Notes to redeem $105 million of aggregate principal amount of the $160 million outstanding together with accrued interest payable and yield maintenance premium thereon. The notes were redeemed on August 24, 1998 at a price of 108.5%. The Company used $116.3 million of the proceeds for the redemption of the 12% Senior Secured Notes. In addition, the remainder of the proceeds, after deducting taxes and transaction expenses, were used to repay balances outstanding under the Company's existing Revolving Credit Facility.

The Company anticipates that its current cash position, its operating cash flows and the availability under its credit agreement will be sufficient to meet its operating expenses and debt service requirements. The Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company anticipates it will refinance the 10.25% Notes or seek alternative strategies including, but not limited to, selling additional equity capital.

Capital expenditures for continuing operations for fiscals 1998 and 1997 totaled $35.4 million and $46.0 million, respectively. Capital expenditures for discontinued operations for fiscals 1998 and 1997 totaled $9.0 million and $11.9 million, respectively. Significant 1998 and 1997 capital expenditures for continuing operations included a new information technology system at Viskase, costs associated with the Nucel(R) project, and additional production capacity for specialty films. Capital expenditures for discontinued operations included the construction of Clear Shield's Twin Falls, Idaho facility. Capital expenditures are expected to approximate $27 million in 1999 and $13 million per year after 1999.

The Company has spent approximately $7 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years. The 1999 research and development and product introduction expenses are expected to be in the $9 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings under the Nucel(R) process. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.

Year 2000

The Year 2000 (Y2K) issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. Businesses are at risk for possible miscalculations or systems failures that may disrupt their business operations due to the Year 2000 issue.

In order to address the Y2K issue, the Company has formed a Year 2000 committee (Y2K Committee) that has separated the Company's risk into three categories: significant business information technology (IT) systems, internal non-information technology (Non-IT) systems and external readiness by customers and vendors.

Significant Business Information Technology Systems

In January 1996, the Company began a system conversion which incorporated Y2K readiness. The following table shows the status of the business system conversions by country:


   Country              Implementation Date        Status
---------------         -------------------        ------
United States           January 1, 1998            Complete
France                  October 1, 1998            Complete
United Kingdom          January 1, 1999            Complete
Brazil                  January 1, 1998            Complete
Canada                  October 1, 1999            Planned completion


The Company's significant business IT system is run on servers and a wide-area network outsourced to IBM Global Services. IBM has been certified Y2K compliant for all its system components. All of the Company's personal computers, network server hardware and software are being checked for Y2K compatibility with the vendors. The targeted completion date is June 30, 1999. The expenditures for the European implementation totaled approximately $4.9 million in 1998. The Company has capitalized the costs necessary to upgrade its significant business systems.

Internal Non-IT Systems

The Non-IT systems consist primarily of PC-based manufacturing systems and process control units. The Y2K Committee has designated a member at each plant to inventory its systems and determine the status of its Y2K readiness. This process is ongoing and the plan is to have these systems tested for readiness by June 30, 1999. The Company has estimated the cost of Y2K readiness to be approximately $0.4 million for its non-financial systems. If the Company is unable to achieve Y2K readiness for its major Non-IT systems, the Y2K issue could have a material impact on the operations of the Company. A contingency plan will be in place by June 30, 1999.

Y2K Compliance by Customers and Vendors

The Y2K Committee mailed a questionnaire to material third party vendors in January 1999 to address material third party readiness with Y2K. The responses to the questionnaires are being reviewed by the Committee and appropriate action will be taken on a timely basis.

Should responses to the questionnaires indicate that suppliers, service providers or contractors are not Y2K ready, the Company will change to those vendors who have demonstrated Y2K readiness. The Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors and Officers. The directors of the Company, their ages, principal occupations and certain other information with respect to the directors are provided below.


         Name                   Age            Principal Occupation
         ----                   ---            --------------------
Robert N. Dangremond            56      Mr. Dangremond has been a principal
                                        with Jay Alix & Associates, a consulting
                                        and accounting firm specializing in
                                        corporate restructurings and turnaround
                                        activities, since August 1989. Since
                                        June 1998, Mr. Dangremond has served as
                                        Restructuring Officer of Zenith
                                        Electronics Corporation, a manufacturer
                                        of televisions ("Zenith"). From December
                                        1997 to June 1998, Mr. Dangremond held
                                        the position of Chief Financial Officer
                                        of Zenith. Previously beginning in
                                        August 1995, Mr. Dangremond has held the
                                        positions of interim Chief Executive
                                        Officer and President of Forstmann &
                                        Company, Inc. ("Forstmann"), a producer
                                        of clothing fabrics. Mr. Dangremond was
                                        Chairman of the Board, President and
                                        Chief Executive Officer of
                                        Multigraphics, Inc. (formally AM
                                        International, Inc.), a provider of
                                        graphics arts equipment, supplies and
                                        services ("Multigraphics") from February
                                        1993 to September 1994. Mr. Dangremond
                                        is also a director of Multigraphics. Mr.
                                        Dangremond has served as a director of
                                        the Company since 1993.

                                        Mr. Dangremond's appointments as
                                        Restructuring Officer and Chief
                                        Financial Officer of Zenith, as interim
                                        Chief Executive Officer and President of
                                        Forstmann and as Chairman of the Board,
                                        President and Chief Executive Officer of
                                        Multigraphics, were made in connection
                                        with turnaround consulting services
                                        provided by Jay Alix & Associates. On
                                        May 17, 1993, Multigraphics filed a
                                        petition under Chapter 11 of the United
                                        States Bankruptcy Code (the "Bankruptcy
                                        Code"), and on September 29, 1993, a
                                        plan of reorganization was confirmed
                                        with respect to Multigraphics. On
                                        September 22, 1995, Forstmann filed a
                                        petition under Chapter 11 of the
                                        Bankruptcy Code. In July 1997, Forstmann consummated a plan of reorganization and emerged from bankruptcy.

         Name          Age                    Principal Occupation
         ----          ---                    --------------------
Avram A. Glazer        38           Mr. Glazer has served as the President and
                                    Chief Executive Officer of Zapata
                                    Corporation since March 1995. Prior to that
                                    time, Mr. Glazer was employed by, and worked
                                    on behalf of, Malcolm I. Glazer and a number
                                    of entities owned and controlled by Malcolm
                                    I. Glazer, Mr. Glazer has served as Vice
                                    President of First Allied Corporation
                                    ("First Allied"), an investment company,
                                    since 1985. He is a director of Zapata
                                    Corporation and Specialty Equipment
                                    Companies, Inc. ("Specialty"), a food
                                    services equipment manufacturer. He is also
                                    a director and Chairman of the Board of
                                    Omega Protein Corp., a marine protein
                                    company. Avram A. Glazer is the son of
                                    Malcolm I. Glazer. Mr. Glazer has served as
                                    a director of the Company since 1998.

Malcolm I. Glazer      70           Mr. Glazer has been a self-employed private
                                    investor, whose diversified portfolio
                                    consists of investments in television
                                    broadcasting, restaurants, restaurant
                                    equipment, food services equipment, health
                                    care, banking, real estate, stocks,
                                    government securities and corporate bonds,
                                    for more than the past five (5) years. He is
                                    also the owner of the Tampa Bay Buccaneers,
                                    a National Football League franchise. Mr.
                                    Glazer has been President and Chief
                                    Executive Officer of First Allied since
                                    1984. He is the Chairman of the Board of
                                    Directors of Zapata Corporation and Chairman
                                    of the Board of Directors of Houlihan's. He
                                    is also a director of Specialty. Malcolm I.
                                    Glazer is the father of Avram A. Glazer. Mr.
                                    Glazer has served as a director of the
                                    Company since 1998.


         Name             Age              Principal Occupation
         ----             ---              --------------------
F. Edward Gustafson       57      Mr. Gustafson has been Chairman of the Board,
                                  President and Chief Executive Officer of the
                                  Company since March 1996 and a director of the
                                  Company since 1993. Mr. Gustafson has also
                                  been the President and Chief Executive Officer
                                  of Viskase Corporation, a wholly owned
                                  subsidiary of the Company, since June 1998.
                                  Mr. Gustafson was Executive Vice President and
                                  Chief Operating Officer of the Company from
                                  May 1989 to March 1996 and President of
                                  Viskase Corporation from February 1990 to
                                  August 1994. Mr. Gustafson has also served as
                                  Executive Vice President and Chief Operating
                                  Officer of D.P. Kelly & Associates, L.P., a
                                  management services and private investment
                                  firm, since November 1988.

                                  Mr. Gustafson is Executive Vice President of
                                  Emerald Acquisition Corporation ("Emerald"), the former parent company of Viskase. On
                                  August 20, 1993, Emerald filed a petition under Chapter 11 of the Bankruptcy Code. In
                                  March 1998, the bankruptcy petition was
                                  dismissed by the Bankruptcy Court.

Gregory R. Page           47      Mr. Page has been Corporate Vice President and
                                  Section President of Cargill, Inc.
                                  ("Cargill"), a multinational trader and
                                  processor of foodstuffs and other commodities,
                                  since May 1998. From August 1995 to May 1998,
                                  Mr. Page served as President of the Red Meat
                                  Group of Cargill. From 1994 to August 1995,
                                  Mr. Page was President of Cargill's Worldwide
                                  Beef Operations. From 1992 to 1994, Mr. Page
                                  was President of Cargill's North American Beef
                                  Operations. Mr. Page has served as a director
                                  of the Company since 1993.


         For information regarding executive officers of the Company, see information set forth under "Executive Officers of the Registrant" in Part I of this report.

      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's outstanding Common Stock to file reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission, NASDAQ and the Company. Based upon a review of relevant filings and written representations from the Company's officers, directors, and persons who own more than 10% of the Company's Common Stock, the Company believes that all required filings by such persons with respect to the year ended December 31, 1998 have been made on a timely basis except that Gregory R. Page failed to file two reports with respect to two transactions.

ITEM 11. EXECUTIVE COMPENSATION

         Summary of Cash and Certain Other Compensation of Executive Officers. The Summary Compensation Table below provides certain summary information concerning compensation by the Company for 1998, 1997 and 1996 for services rendered by the Company's Chief Executive

Officer and each of the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 1998.



                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                       Annual Compensation                      Compensation Awards
                                   ---------------------------                  -------------------------
                                                                 Other Annual   Restricted                    All Other
     Name and                               Salary      Bonus    Compensation   Stock Award       Options     Compensation
Principal Position                 Year    ($) (1)       ($)          ($)           ($)            (#)            ($)
------------------                 ----    -------     -------   ------------   ------------     ---------    ------------
F. Edward Gustafson                1998    470,000     117,500          --            --         350,000(2)     18,570(3)
Chairman of the Board,             1997    465,231         --        48,786(4)        --              --        18,517
President and Chief                1996    435,692         --        69,662       126,875(5)      145,000(6)    16,108
Executive Officer


Stephen M. Schuster                1998    123,500      36,705       20,655(7)        --           41,000(8)   473,304(9)
Vice President, General            1997    170,150      35,200        4,669           --              --         7,350
Counsel and Secretary              1996    163,325      43,894        6,259           --           22,900        7,096

Gordon S. Donovan                  1998    157,000      32,742        4,483           --           36,000(8)     9,567(10)
Vice President, Chief              1997    150,542      31,400        4,804           --              --         7,254
Financial Officer,                 1996    134,042      31,776        3,035           --           19,500        5,664
Treasurer and Assistant
Secretary



(1) The salary set forth above for Mr. Gustafson for 1996 does not include $193,000 paid to D.P. Kelly & Associates, L.P. under the Amended and Restated Management Services Agreement dated December 31, 1993.
         See "Certain Relationships and Related Transactions."

(2) In March 1998, Mr. Gustafson was granted an option to purchase up to 175,000 shares of Common Stock depending on the financial performance of the Company based on EBDIAT for fiscal year 1998. In November 1998, this stock option was replaced with a stock option to purchase up to 175,000 shares of Common Stock upon the same terms and conditions of the original grant other than the exercise price and a revised EBDIAT performance level in part to reflect the divestiture of certain business operations. Based on the Company's EBDIAT for fiscal year 1998, a portion (i.e., 50,000 shares of Common Stock) of this stock option will vest in three equal annual installments commencing March 27, 2000. See the "Option/SAR Grants in Last Fiscal Year" Table.

(3) Includes $4,050 paid for group life insurance, $4,706 contributed to the Viskase Retirement Income Plan and $9,814 contributed to the Viskase Companies, Inc. Parallel Non-Qualified Savings Plan.

(4) Pursuant to his Amended and Restated Employment Agreement, effective March 27, 1996 (the "Employment Agreement"), in 1997, Mr. Gustafson received a cash payment of $30,000 in lieu of a Company automobile. In 1996, Mr. Gustafson had personal use of a Company automobile for a portion of the year and, pursuant to his Employment Agreement, was paid cash in lieu of a Company automobile for the remainder of the year, which use and cash payment was valued at $24,604.

(5) Pursuant to his Employment Agreement, in 1996, Mr. Gustafson was granted 35,000 restricted shares of the Company's Common Stock. The value of these shares as of December 31, 1998 was $148,750. Such shares were nontransferable and were subject to forfeiture until March 27, 1999. See "Employment Agreements and Change-in-Control

         Arrangements." The Company does not currently, and does not expect in the near future to, pay dividends on shares of its Common Stock. Neither Mr. Gustafson nor any of the other persons named in the Summary Compensation Table holds any other restricted shares of Common Stock.

(6) Pursuant to the terms and conditions of his Employment Agreement, no portion of this stock option grant to Mr. Gustafson became exercisable and this stock option terminated by its terms.

(7) Includes an automobile allowance of $6,600 and country club dues of $5,297 paid by the Company.

(8) In January 1998, Messrs. Schuster and Donovan were granted stock options to purchase 20,500 and 18,000 shares of Common Stock, respectively, contingent upon the Company's financial performance based on the Company's EBDIAT for fiscal year 1998. In November 1998, these stock options were replaced with new options to purchase the same number of shares upon the same terms and conditions other than the exercise price. In addition, the new options granted were not contingent upon the financial performance of the Company.

(9) Includes $4,286 contributed to the Viskase Retirement Income Plan and $27,077 vacation payout, $13,200 severance automobile allowance and $6,341 automobile allowance grossup paid to Mr. Schuster in connection with his termination of employment. Also includes $422,400 payable to Mr. Schuster under a letter agreement, dated July 14, 1998, between the Company and Mr. Schuster. See "Employment Agreements and Change-in-Control Arrangements."

(10) Includes $646 paid for group life insurance, $6,045 contributed to the Viskase Retirement Income Plan and $2,877 contributed to the Viskase Companies, Inc. Parallel Non-Qualified Savings Plan.

         Stock Option Grants. The following table provides information concerning stock options granted to the persons named in the Summary Compenstion Table during the fiscal year ended December 31, 1998. No stock appreciation rights have been granted.


                      Option/SAR Grants in Last Fiscal Year


                                               Percent of                                             Potential Realizable
                                 Number of       Total                                              Value at Assumed Annual
                                 Securities      Options                                              Rates of Stock Price
                                Underlying     Granted to                                            Appreciation for Option
                                  Options       Employees    Exercise or Base                              Term (2)
                                  Granted       in Fiscal         Price          Expiration        --------------------------
         Name                      (#)(1)          Year         ($/Share)           Date            5% ($)          10% ($)
---------------------------     ----------     ----------    ---------------    -----------        --------------------------
F. Edward Gustafson(3)            175,000        21.82%          $6.8750            3/27/08        $756,639       $1,917,471
                                  175,000        21.82%          $3.5625           11/18/08        $392,076       $  993,599

Stephen M. Schuster                20,500         2.56%          $6.8750            3/31/08        $ 88,635       $  224,618
                                   20,500         2.56%          $3.5625           11/18/08        $ 45,929       $  116,393

Gordon S. Donovan                  18,000         2.24%          $6.8750            3/31/08        $ 77,826       $  197,226
                                   18,000         2.24%          $3.5625           11/18/08        $ 40,328       $  102,199


-------------------------

(1) Stock options are granted under the Viskase Companies, Inc. 1993 Stock Option Plan, as amended and restated (the "Stock Option Plan"). Stock options generally become exercisable on a cumulative basis in annual increments of one-third of the optioned shares, commencing on the first anniversary of the grant date. Upon a "Change of Control" of the Company, as defined in the Stock Option Plan, all outstanding stock options become immediately exercisable. The first grant reported for each named executive officer was canceled and replaced with a new stock option which is the second reported grant for each named executive officer. See footnotes 2 and 6 to the "Summary Compensation Table" for more detail regarding the grants to the named executive officers and the repricing.

(2) The potential realizable value is based on the term of the stock option at the date of grant (ten (10) years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term, and that the stock option is exercised and sold on the last day of the stock option term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and on the sale of shares of Common Stock acquired upon exercise are dependent on the future performance the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

(3) Mr. Gustafson's stock options were granted pursuant to his Employment Agreement. See "Employment Agreements and Change-in-Control Arrangements." Mr. Gustafson's stock options are subject to and governed by the Stock Option Plan. The grant with an exercise price of $6.8750 reported for Mr. Gustafson was replaced by the grant with an exercise price of $3.5625 reported for Mr. Gustafson. Mr. Gustafson was granted both stock options to purchase up to 175,000 shares of Common Stock depending on the financial performance of the Company based on EBDIAT for fiscal year 1998. Based on the Company's EBDIAT for fiscal year 1998, under the second grant, Mr. Gustafson will only be able to purchase 50,000 shares of Common Stock. Accordingly, the potential realizable value for 50,000 shares based on an assumed rate of 5% and 10% appreciation over the term of the stock option would be $112,022 and $283,885, respectively. See footnote 2 to the "Summary Compensation Table" for more detail.

         Stock Option Exercises and Holdings. The following table provides information concerning the exercise of stock options during the fiscal year ended December 31, 1998 and the fiscal year-end value of stock options with respect to each of the persons named in the Summary Compensation Table.

   AGGREGATED OPTION/SAR EXERCISES IN 1998 AND DECEMBER 31, 1998 OPTION VALUES


                                                                       Number of
                                                                       Securities       Value of
                                                                       Underlying       Unexercised
                                                                       Unexercised      In-the-Money
                                      Shares                           Options at       Options at
                                      Acquired           Value         12/31/98(#)      12/31/98($)
                                      on Exercise       Realized       Exercisable/     Exercisable/
         Name                             (#)              ($)         Unexercisable    Unexercisable
         ----                         -----------       ---------      -------------    -------------
F. Edward Gustafson...........             --              --          35,000/85,000     26,250/60,625
Stephen M. Schuster...........             --              --          38,116/28,134          0/14,094
Gordon S. Donovan.............             --              --          32,500/24,500          0/12,375

         Pension Plan Table. The following table sets forth estimated annual benefits payable upon retirement under the Retirement Program for Employees of Viskase Corporation (the "Retirement Plan") to employees of the Company and its wholly owned subsidiary, Viskase Corporation, in specified remuneration and years of service classifications.

                               PENSION PLAN TABLE

Assumed Final Average             Annual Benefits for Years of Service Indicated (2)
Annual Salary (1)
                                     15                20                 25                 30                  35
-----------------------------  ----------------  ----------------  -----------------  -----------------  -------------------
          100,000                  18,000            24,000             30,000             36,000              42,000
          150,000                  27,000            36,000             45,000             54,000              63,000
          200,000                  36,000            48,000             60,000             72,000              84,000
          250,000                  45,000            60,000             75,000             90,000             105,000
          300,000                  54,000            72,000             90,000            108,000             126,000
          350,000                  63,000            84,000            105,000            126,000             147,000
          400,000                  72,000            96,000            120,000            144,000             168,000
          450,000                  81,000            108,000           135,000            162,000             189,000
          500,000                  90,000            120,000           150,000            180,000             210,000

(1) Annual benefits payable under the Retirement Program are calculated based on the participant's average base salary for the consecutive thirty-six (36) month period immediately prior to retirement.

(2) The annual benefits payable are based on straight-life annuity basis at normal retirement age. The benefits reported in this table are not subject to any reduction for benefits paid by other sources, including Social Security. As of December 31, 1998, Messrs. Gustafson, Schuster and Donovan are credited with 9, 9 and 11 years of service, respectively.

         Compensation of Directors. Each director who is not an officer of the Company received an annual retainer of $20,000 in 1998 and a fee of $1,000 for each attended meeting of the Board of Directors. Chairmen of committees (other than the Interested Person Transaction Committee) of the Board of Directors received an annual retainer of $1,500 in 1998. Directors also received a fee for each attended meeting of a committee of the Board of Directors (other than the Interested Person Transaction Committee) of $1,000 ($500 in the case of committee meetings occurring immediately before or after meetings of the full Board of Directors). Members of the Interested Person Transaction Committee did not receive a fee in 1998. Directors who are officers of the Company do not receive compensation in their capacity as directors. Pursuant to Viskase Companies, Inc. 1993 Stock Option Plan, as amended, on the date of the 1998 Annual Meeting of Stockholders, non-employee directors were granted a stock option to purchase 1,000 shares of Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. Pursuant to the Non-Employee Directors' Compensation Plan, non-employee directors may elect to receive their director fees in the form of shares of Common Stock. The number of shares received is based on the average of the closing bid and asked price of the Common Stock on the business day preceding the date the Common Stock is issued. All of the non-employee directors have elected to receive their director fees in the form of shares of Common Stock.

Compensation Committee Interlocks and Insider Participation. The Compensation and Nominating Committee of the Board of Directors consists of Messrs. Dangremond and Page, each of whom is a non-employee director of the Company. Mr. Page is the Corporate Vice President and Sector President of Cargill, Inc. In fiscal year 1998, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $21,804,000 made in the ordinary course to Cargill, Inc. and its affiliates.

            Employment Agreements and Change-in-Control Arrangements


         Employment Agreement with F. Edward Gustafson. On March 27, 1996, the Company entered into an Employment Agreement with Mr. F. Edward Gustafson. The Employment Agreement was amended and restated during 1997 (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Gustafson has agreed to serve as Chairman of the Board, President and Chief Executive Officer of the Company, and the Company has agreed to use its best efforts to cause Mr. Gustafson to be elected as a director of the Company, during the term of the Agreement. The initial term of the Employment Agreement is three (3) years, provided, however, that on March 26, 1997 and each subsequent anniversary thereof, the term of the Employment Agreement will be automatically extended for a period of one (1) year unless the Company or Mr. Gustafson gives written notice to the other at least thirty (30) days prior to the anniversary date that the term shall not be so extended.

         Under the Employment Agreement, Mr. Gustafson will receive an initial annual base salary of at least $450,000 and $30,000 per year in lieu of a Company-provided automobile. Mr. Gustafson's base salary will be increased by the Compensation and Nominating Committee of the Board of Directors each year in a manner consistent with increases in base salary for other senior officers of the Company. In addition, the Employment Agreement provides that with respect to the fiscal year ended December 25, 1997, Mr. Gustafson would be eligible to receive a bonus based on a percentage of his base salary depending on the Company's performance based on EBDIAT. Mr. Gustafson will be eligible to receive an annual bonus for future fiscal years of the Company based on such financial performance or other performance-related criteria as established by the Compensation and Nominating Committee after consultation with Mr.
Gustafson. For information concerning actual bonuses earned by Mr. Gustafson, see the "Summary Compensation Table." Mr. Gustafson is also entitled to participate in any employee benefit plans in effect for, and to receive other fringe benefits provided to, other executive officers.

         Pursuant to and upon execution of the Employment Agreement, Mr. Gustafson was granted two (2) stock options, each to purchase 35,000 shares of Common Stock. One (1) stock option becomes exercisable in cumulative annual increments of one-third commencing on the first anniversary of the date of grant. The other stock option becomes exercisable in cumulative annual increments of one-third commencing on the second anniversary of the date of grant. In addition, Mr. Gustafson was granted a stock option to purchase up to 75,000 shares of Common Stock depending on the financial performance of the Company based on EBDIAT for fiscal year 1996. The Company did not achieve the minimum goal for EBDIAT. Therefore, no portion of this stock option became exercisable or will become exercisable in the future. Lastly, Mr. Gustafson was granted 35,000 restricted shares of Common Stock which could not be transferred, and were subject to forfeiture, until March 27, 1999.

         If Mr. Gustafson's employment is terminated by the Company for Cause, as defined in the Employment Agreement, or by Mr. Gustafson other than for Good Reason or Disability, as defined in the Employment Agreement, Mr. Gustafson will be paid all Accrued Compensation, as defined in the Employment Agreement, through the date of termination of employment. If Mr. Gustafson's employment with the Company is terminated by the Company for any reason other than for Cause, death or Disability, or by Mr. Gustafson for Good Reason, (i) Mr. Gustafson will be paid all Accrued Compensation plus 300% of his base salary (or 200% in the event that D.P. Kelly & Associates, L.P., or a company in which D.P. Kelly & Associates, L.P. has a substantial interest, is the beneficial owner of the Company following a Change of Control) and the prorated amount of annual bonus that would have been payable to Mr. Gustafson with respect to the fiscal year in which Mr. Gustafson's employment is terminated, provided that the performance targets have been actually achieved as of the date of termination (unless such termination of employment follows a Change in Control, as defined in the Agreement, in which case Mr. Gustafson will receive a bonus equal to 50% of his base salary regardless of the Company's performance), (ii) Mr. Gustafson will continue to receive life insurance, medical, dental and hospitalization benefits for a period of twenty-four (24) months following termination of employment, and (iii) all outstanding stock options and restricted shares of Common Stock will become immediately exercisable, vested and nonforfeitable.

         Pursuant to the Employment Agreement, Mr. Gustafson is generally prohibited during the term of the Agreement, and for a period of two (2) years thereafter, from competing with the Company, soliciting any customer of the Company or inducing or attempting to persuade any employee of the Company to terminate his or her employment with the Company in order to enter into competitive employment. For purposes of the Employment Agreement, the Company includes Viskase Companies, Inc. and any of its subsidiaries over which Mr. Gustafson exercised, directly or indirectly, any supervisory, management, fiscal or operating control during the term of the Employment Agreement.

     Letter Agreement with Stephen M. Schuster. On July 14, 1998, in connection with the worldwide restructuring of the Company, the Company and its wholly owned operating subsidiary, Viskase Corporation, entered into a letter agreement with Mr. Stephen M. Schuster pursuant to which Mr. Schuster's employment with the Company was terminated and he was engaged to continue to serve on an independent contractor basis as Vice President, Secretary and General Counsel of the Company and its subsidiaries. Pursuant to this letter agreement, Mr. Schuster is paid an annual retainer fee of $50,000 in twelve (12) equal monthly installments and is reimbursed for any reasonable out-of-pocket expenses. The letter agreement may be terminated by the Company at any time after January 31, 2000 upon at least ninety (90) days prior written notice to Mr. Schuster or by Mr. Schuster at any time upon ninety (90) days prior written notice to the Company. In the event of a Change of Control, as defined in the Company's Corporate Office Severance Pay Policy (the "Policy"), the letter agreement will be immediately terminated.

Pursuant to the letter agreement, Mr. Schuster agreed to defer payment of certain benefits payable to him under the Policy in connection with his termination of employment until the first of the following to occur: (i) July 31, 2000, (ii) a Change of Control (as defined in the Policy), (iii) his death or permanent disability, (iv) termination of the letter agreement by either party, or (v) the Company's or Viskase Corporation's default or failure to perform any of their respective obligations under the letter agreement. Upon occurrence of one of the foregoing events, Mr. Schuster will receive a lump sum payment equal to $422,400 which represents twenty-four (24) months salary and a target bonus under the Company's Management Incentive Plan that he would have been entitled to receive under the Policy upon his termination of employment. In addition, pursuant to the letter agreement, stock options owned by Mr. Schuster as of the date of his termination of employment remain exercisable and continue to vest during the term of the letter agreement. Such stock options remain subject to the terms and conditions of the Company's 1993 Stock Option Plan, as amended and restated.

The letter agreement provides that Mr. Schuster's rights to indemnification and advancement of expenses currently provided for in the Company's By-Laws for the period during which Mr. Schuster serves as an officer of the Company remains in effect and that Mr. Schuster will continue to be covered under the Company's Directors and Officers liability insurance policy. In addition, the Company has agreed to indemnify and hold Mr. Schuster harmless from and against all claims, liabilities, losses, costs, damages or expenses (including attorneys' fees) arising out of or in connection with (i) the Company's or Viskase Corporation's failure to perform any of their respective obligations under the letter agreement, (ii) any action taken by Mr. Schuster at the request of the Company or Viskase Corporation, (iii) any other claim relating to Mr. Schuster's services under the letter agreement which claim is not based upon any act or omission adjudicated to constitute willful misconduct, fraud or dishonesty. Neither the Company nor Viskase Corporation, however, will be required to indemnify Mr. Schuster for any act or omission performed by Mr. Schuster which has been adjudicated to constitute willful misconduct, fraud or dishonesty.


         Corporate Office Severance Pay Policy. In May 1996, the Compensation and Nominating Committee of the Board of Directors approved the Policy and in March 1997 amendments to the Policy. The Policy covers all permanent, full-time, salaried executives and administrative personnel employed by the Company at its corporate office, including Mr. Gordon S. Donovan. Mr. Donovan is eligible for severance benefits as set forth in the Policy upon the occurrence of one of the following events (an "Event"): (i) involuntary separation of employment from the Company for any reason other than death, disability or willful misconduct, (ii) voluntary separation of employment from the Company (a) following a reduction in base compensation or incentive bonus opportunity from that in effect on the day immediately before the effective date of a Change in Control, as defined in the Policy, or office consolidation or elimination, or (b) following a reduction in the person's principal responsibilities from those in effect on the day immediately before the effective date of a Change in Control, as defined in the Policy, or office consolidation or elimination. Upon the occurrence of an Event and subject to the Company obtaining a general release, Mr. Donovan would receive severance pay equal to the equivalent to twenty-four (24) months' salary (at the highest annual rate in effect during the three-year period prior to separation of employment) plus a target bonus under the Management Incentive Plan in effect at the time of separation. In addition, Mr. Donovan would continue to receive medical, life and dental insurance benefits in effect at the time of separation of employment for a period of time following such separation depending on form of payment of the severance pay elected (e.g., lump sum or installment) and whether he is covered by another employer's plan. The Policy may be amended or terminated at any time by the Company except that in the event that a Change in Control or elimination or consolidation of all of part of the corporate office occurs during the term of the Policy, the Policy will be automatically extended for a period of twenty-four (24) months following the effective date of the Change in Control or office consolidation or elimination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock as of May 21, 1999 of (a) each person or group of persons known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (b) each director and nominee for director of the Company, (c) each executive officer of the Company listed in the Summary Compensation Table below, and (d) all executive officers and directors of the Company as a group. All information is taken from or based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

         Name and Address of                Number of Shares                      Percent
         Beneficial Owner                   Beneficially Owned (1)              of Class (1)
         ---------------------              ----------------------              ------------
         Malcolm I. Glazer                          5,893,834(2)                     39.61 %
         1482 South Ocean Boulevard
         Palm Beach, Florida 33480

         Zapata Corporation                         5,877,304                        39.50 %
         P.O. Box 4240
         Houston, Texas 77210

         Donald P. Kelly                            2,070,287(3)                     13.91 %
         701 Harger Road, Suite 190
         Oak Brook, Illinois 60523

         F. Edward Gustafson                        1,719,177(3)(4)(5)               11.51 %
         6855 W. 65th Street
         Chicago, Illinois 60638

         Volk Enterprises, Inc.                     1,300,000                         8.74 %
         1230-1232 South Avenue
         Turlock, California 95380

         Elliott Associates, L.P.                   1,136,950                         7.64 %
         Martley International, Inc.
         Westgate International, L.P.
         712 Fifth Avenue, 36th Floor
         New York, New York 10019


         Name and Address of                        Number of Shares          Percent
         Beneficial Owner                          Beneficially Owned(1)     of Class(1)
         ----------------                          ---------------------     -----------
         Peritus Asset Management, Inc.                   857,399                 5.76 %
         315 East Canon Perdido
         Santa Barbara, California 93101

         Robert N. Dangremond                             29,063(6)                  *

         Gordon S. Donovan                                63,763(7)                  *

         Avram A. Glazer                                  16,530(8)                  *

         Gregory R. Page                                  25,914(6)                  *

         Stephen M. Schuster                             126,791(5)(9)               *

         All directors and executive officers of the
         Company as a group (7 persons)                7,875,072(10)             52.38 %

-------------------------

*  Less than 1%.

(1) Beneficial ownership is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Accordingly, the "Number of Shares Beneficially Owned" and the "Percent of Class" shown for each person listed in the table are based on the assumption that stock options which are exercisable currently or within 60 days of May 21, 1999, held by such person, have been exercised. Unless otherwise indicated, the persons listed in the table have sole voting and investment power over those securities listed for such person.

(2) The ownership indicated includes 1,000 shares subject to stock options owned by Mr. Glazer. The ownership indicated also includes 5,877,304 shares owned by Zapata Corporation ("Zapata"), which shares may be deemed to be beneficially owned by Mr. Glazer because Mr. Glazer is the Chairman of the Board of Zapata and may be deemed to be a controlling stockholder of Zapata. Mr. Glazer disclaims beneficial ownership of such shares.

(3) The ownership indicated includes 70,287 shares owned by D.P. Kelly & Associates, L.P. ("DPK"), of which Mr. Kelly and Mr. Gustafson are principals and officers. The general partner of DPK is C&G Management Company, Inc. ("C&G Management"), which is owned by Mr. Kelly and Mr. Gustafson. The ownership indicated also includes 1,300,000 shares owned by Volk Enterprises, Inc. ("Volk"). Volk is controlled by Volk Holdings L.P., whose general partner is Wexford Partners I L.P. ("Wexford Partners"). The general partner of Wexford Partners is Wexford Corporation, which is owned by Mr. Kelly and Mr. Gustafson. Mr. Kelly and Mr. Gustafson share voting and investment power over the shares owned by DPK and Volk. However, Mr. Kelly and Mr. Gustafson each disclaim beneficial ownership of shares owned by DPK and Volk except to the extent of their respective pecuniary interest in such entities.

(4) The ownership indicated includes 58,334 shares subject to stock options owned by Mr. Gustafson. The ownership indicated also includes 70,619 shares owned by Mr. Gustafson's spouse. Mr. Gustafson does not have or share voting or investment power over the shares owned by his spouse and disclaims beneficial ownership of such shares.

(5) The ownership indicated also includes 100,000 and 3,358 shares acquired by Messrs. Gustafson and Schuster, respectively, pursuant to the Viskase Companies, Inc. Parallel Non-Qualified Savings Plan (the "Non-Qualified Plan"). The acquisition of these shares are subject to certain amendments to the Non-Qualified Plan being approved by stockholders at the 1999 Annual Meeting of Stockholders.

(6) The ownership indicated includes 5,000 shares subject to stock options owned by each of Messrs. Dangremond and Page.

(7) The ownership indicated includes 39,000 shares subject to stock options owned by Mr. Donovan, 8,000 shares held by Mr. Donovan as trustee for the benefit of his spouse, with whom Mr. Donovan shares voting and investment power over such shares, and 1,000 shares owned by Mr. Donovan's spouse. Mr. Donovan does not have or share voting power over the 1,000 shares owned by his spouse. Mr. Donovan disclaims beneficial ownership of the shares held by him as trustee and the shares owned by his spouse.

(8) The ownership indicated includes 1,000 shares subject to stock options owned by Mr. Glazer.

(9) The ownership indicated includes 45,750 shares subject to stock options owned by Mr. Schuster and 20,104 shares owned by Mr. Schuster's spouse. Mr. Schuster does not have or share voting or investment power over the shares owned by his spouse and disclaims beneficial ownership of such shares.

(10)     See Footnotes (2), (3), (4), (5), (6), (7), (8) and (9).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1996, the Company made payments of approximately $18 to an affiliate of DPK for the use of a jet aircraft on an as-needed basis.

During fiscal 1998, 1997 and 1996, the Company purchased product and services from affiliates of DPK in the amounts of approximately $200, $187 and $904, respectively. During fiscal 1998, 1997 and 1996, the Company sublet office space from DPK for which it paid approximately $77, $133, and $139, respectively, in rent. During fiscal 1997 and 1996, the Company reimbursed a non-affiliated medical and benefit plan in the aggregate amount of $34 and $41 for medical claims and benefits of certain officers.

During fiscal 1997 and 1996, the Company advanced funds to and made payments on behalf of DPK and Donald P. Kelly in the amounts of $27 and $1, respectively, for legal fees related to litigation for the period when Mr. Kelly was an executive officer of the Company.

During fiscal years 1998, 1997 and 1996, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $21,804, $21,825 and $19,795, respectively, to Cargill, Inc. and its affiliates. Such sales were made in the ordinary course of business. During 1998 Cargill Financial Services Corporation had beneficial ownership of less than 5% of the Company's outstanding Common Stock, and Gregory R. Page, President of the Red Meat Group of Cargill, Inc., is a director of the Company.

During fiscal 1996, the Company sold two autos to an affiliate of DPK. The total sum received was $135 and was based on the fair market value of the autos. A gain on the sale of $117 was recognized by the Company.

In March 1996, the Company terminated its management agreement with DPK. Upon termination of the agreement, the Company was required to pay the amount of $2,000 to DPK pursuant to provisions in the agreement. In addition to the above amount, the Company paid management fees to DPK during 1996 totaling $193.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.   Financial statements:                                                                            PAGE
                                                                                                          ----
         Report of independent accountants                                                                F-2

         Consolidated balance sheets, December 31, 1998 and
              December 25, 1997                                                                           F-3

         Consolidated statements of operations, for each of the 52/53 week periods ending December 31, 1998, December 25, 1997,
              and December 26, 1996                                                                       F-4

         Consolidated statements of stockholders' equity, for each of the 52/53 week periods ending December 31, 1998,
              December 25, 1997, and December 26, 1996                                                    F-5

         Consolidated statements of cash flows, for each of the 52/53 week periods ending December 31, 1998, December 25, 1997, and
              December 26, 1996;                                                                          F-6

         Notes to consolidated financial statements                                                       F-7


(a) 2.   Financial statement schedules for the 52/53 week periods December 31,
           1998, December 25, 1997, and December 26, 1996:

        II   Valuation and qualifying accounts                                                           F-55



Schedules other than those listed are omitted because they are not required, are not applicable, or because equivalent information has been included in the financial statements and notes thereto or elsewhere herein.

(b) Reports on Form 8-K.

      None.

(c) Exhibits:

Exhibit No.                        Description of Exhibits                             Page
-----------                        -----------------------                             ----
   2.1     Debtors First Amended Joint Plan of Reorganization as Twice Modified
           dated December 15, 1993 of the Company and certain of its
           subsidiaries (incorporated herein by reference to Exhibit 2 to Form
           8-K filed January 19, 1994).                                                  *

   3.1     Amended and Restated Certificate of Incorporation of the Company
           (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed
           January 19, 1994).                                                            *

   3.2     Certificate of Ownership and Merger of Viskase Companies, Inc. into
           Envirodyne Industries, Inc.                                                   *

   3.3     Amended and Restated By-Laws of the Company (incorporated herein by
           reference to Exhibit 3.2 to Form 8-K filed May 16, 1997).                     *

   4.1     Indenture, dated as of December 31, 1993, between the Company and
           Bankers Trust Company, as Trustee, relating to the 10-1/4% Notes Due
           2001 of the Company including form of 10-1/4% Note Due 2001
           (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed
           January 19, 1994).                                                            *

   4.2     Indenture, dated as of June 20, 1995 (the "Indenture"), between the
           Company and Shawmut Bank Connecticut, National Association, as
           Trustee (incorporated by reference to Exhibit 4.3 to the Registration
           Statement on Form S-4 filed July 20, 1995).                                   *

   4.3     Forms of the Notes issued pursuant to the Indenture (included in
           Exhibit 4.2).                                                                 *

   4.4     Guaranty Agreement, dated as of June 20, 1995, made by Clear Shield
           National, Inc., Sandusky Plastics, Inc., Sandusky Plastics of
           Delaware, Inc., Viskase Corporation, Viskase Holding Corporation and
           Viskase Sales Corporation, in favor of BT Commercial Corporation, as
           Collateral Agent (incorporated herein by reference to Exhibit 4.6 to
           the Registration Statement on Form S-4 filed July 20, 1995).                  *

   4.5     Pledge Agreement, dated as of June 20, 1995, made by the Company to
           BT Commercial Corporation, as Collateral Agent (incorporated herein by reference to Exhibit 4.7 to Amendment No. 2 to the Registration
           Statement on Form S-4 filed September 21, 1995).                              *

   4.6     Security Agreement, dated as of June 20, 1995, made by the Company in favor of BT Commercial Corporation, as Collateral Agent (incorporated herein by reference to Exhibit 4.8 to Amendment No. 2 to the
           Registration Statement on Form S-4 filed September 21, 1995).                 *

   4.7     Form of Subsidiary Security Agreement, dated as of June 20, 1995, made by each applicable Subsidiary in favor of BT Commercial
           Corporation, as Collateral Agent (incorporated herein by reference to
           Exhibit 4.9 to Amendment No. 2 to the Registration Statement on Form
           S-4 filed September 21, 1995).                                                *


*  Previously filed by the Company, incorporated by reference.

Exhibit No.                        Description of Exhibits                             Page
-----------                        -----------------------                             ----
   4.8     Intellectual Property Security Agreement, dated as of June 20, 1995, made by Viskase Corporation in favor of BT Commercial Corporation, as
           Collateral Agent (incorporated herein by reference to Exhibit 4.10 to
           Amendment No. 2 to the Registration Statement on Form S-4 filed
           September 21, 1995).                                                         *

   4.9     First Supplemental Indenture, dated as of October 13, 1995, between the Company and Shawmut Bank Connecticut, National Association, as
           Trustee (incorporated herein by reference to Exhibit 4.11 to
           Amendment No. 3 to the Registration Statement on Form S-4 filed
           October 17, 1995).                                                           *

   4.10    Rights Agreement, dated as of June 26, 1996, between the Company and
           Harris Trust and Savings Bank, as Rights Agent (incorporated herein
           by reference to Exhibit 4.1 of Form 8-K dated June 26, 1996).                *

   4.11    Second Supplemental Indenture, dated as of September 2, 1997, between the Company and Fleet National Bank (formerly Shawmut Bank of
           Connecticut, National Association), as Trustee (incorporated herein by reference to Exhibit 10.23 to Form 10-Q for the fiscal quarter
           ended September 25, 1997 filed November 10, 1997).                           *

   4.12    Third Supplemental Indenture, dated as of July 2, 1998, between the
           Company and State Street Bank and Trust Company of Connecticut, N.A.
           (formerly or successor to Fleet National Bank and Shawmut Bank of
           Connecticut, National Association), as Trustee (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter
           ended September 24, 1998 filed November 9, 1998).                            *

   4.13    Fourth Supplemental Indenture, dated as of October 26, 1998, between the Company and State Street Bank and Trust Company of Connecticut,
           N.A. (formerly Fleet National Bank and previously Shawmut Bank of
           Connecticut, National Association), as Trustee.                              **

   10.1    Participation Agreement, dated as of December 18, 1990, among Viskase
           Corporation, as Lessee, the Company, as Guarantor, General Electric
           Capital Corporation, as Owner Participant, and The Connecticut
           National Bank, as Owner Trustee (incorporated herein by reference to
           Exhibit 10.24 to Form 8-K filed January 22, 1991).                           *

   10.2    Lease Agreement, dated as of December 18, 1990, between The
           Connecticut National Bank, Owner Trustee, as Lessor and Viskase
           Corporation, as Lessee (incorporated herein by reference to Exhibit
           10.25 to Form 8-K filed January 22, 1991).                                   *

   10.3    Appendix A; Definitions relating to the Participation Agreement, the
           Lease and the Ground Lease (incorporated herein by reference to
           Exhibit 10.26 to Form 8-K filed January 22, 1991).                           *

   10.4    Ground Lease, dated as of December 18, 1990, between Viskase
           Corporation, as Ground Lessor, and The Connecticut National Bank, as
           Ground Lessee (incorporated herein by reference to Exhibit 10.27 to
           Form 8-K filed January 22, 1991).                                            *


*  Previously filed by the Company, incorporated by reference.
** Filed herewith

Exhibit No.                        Description of Exhibits                             Page
-----------                        -----------------------                             ----
  10.5    Guaranty Agreement, dated as of December 18, 1990, among the Company;
          Clear Shield National, Inc.; Sandusky Plastics of Delaware, Inc.;
          Viskase Sales Corporation, all as Guarantors; The Connecticut National
          Bank, as Owner Trustee; and General Electric Capital Corporation, as
          Owner Participant (incorporated herein by reference to Exhibit 10.28
          to Form 8-K filed January 22, 1991).                                          *

  10.6    Trust Agreement, dated as of December 18, 1990, between General
          Electric Capital Corporation, as Owner Participant, and The
          Connecticut National Bank, as Owner Trustee (incorporated herein by reference to Exhibit 10.29 to Form 8-K, filed January 22, 1991, of
          Viskase Companies, Inc.).                                                     *

  10.7    Non-Employee Directors' Compensation Plan (incorporated herein by reference to Appendix B of the Company's Proxy Statement for its 1996
          Annual Meeting of Stockholders).+                                             *

  10.8    1993 Stock Option Plan, as amended and restated through March 27, 1996
          (incorporated herein by reference to Appendix A of the Company's Proxy
          Statement for its 1996 Annual Meeting of Stockholders). +                     *

  10.9    Corporate Office Management Incentive Plan for Fiscal Year 1998. +            *

  10.10   Viskase Companies, Inc. Parallel Non-Qualified Thrift Plan
          (incorporated herein by reference to Exhibit 10.35 to Form 10-Q for
          the fiscal quarter ended June 27, 1991 filed August 12, 1991). +              *

  10.11   Note Agreement, dated as of June 20, 1995, between the Company and each of the purchasers identified therein (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4
          filed July 20, 1995).                                                         *

  10.12   Letter Agreement, dated as of June 20, 1995, between the Company and certain purchasers of the Notes (incorporated herein by reference to
          Exhibit 10.11 to the Registration Statement on Form S-4 filed July 20,
          1995).                                                                        *

  10.13   Intercreditor and Collateral Agency Agreement, dated as of June 20,
          1995, among BT Commercial Corporation, The Prudential Insurance
          Company of America, Shawmut Bank Connecticut, National Association,
          and certain other parties identified therein (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form S-4
          filed July 20, 1995).                                                         *

  10.14   GECC Intercreditor Agreement, dated as of June 20, 1995, among BT
          Commercial Corporation, General Electric Capital Corporation, Shawmut
          Bank Connecticut, National Association, the Company and Viskase
          Corporation (incorporated herein by reference to Exhibit 10.15 to the
          Registration Statement on Form S-4 filed July 20, 1995).                      *


+  Management contract or compensatory plan or arrangement.
*  Previously filed by the Company, incorporated by reference.

Exhibit No.                        Description of Exhibits                             Page
-----------                        -----------------------                             ----
  10.15    Amended and Restated Employment Agreement, effective March 27, 1996, between the Company and F. Edward Gustafson (incorporated herein by reference to Exhibit 10.20 to Form 10-Q for the fiscal quarter ended
           June 25, 1998 filed August 10, 1998).+                                       *

  10.16    Corporate Office Severance Pay Policy (incorporated herein by reference to Exhibit 10.21 to Form 10-Q for the fiscal quarter ended
           June 26, 1997 filed August 11, 1997).+                                       *

  10.17    Stock Purchase Agreement, dated June 5, 1998, between the Company and
           Solo Cup Company, as amended (incorporated herein by reference to
           Exhibit 2 to Form 8-K filed August 10, 1998).                                *

  10.18    Amended and Restated Credit Agreement, dated June 1, 1998, among the
           Company, the Lenders identified therein and BT Commercial
           Corporation, as Agent (incorporated herein by reference to Exhibit
           10.14 to Form 10-Q for the fiscal quarter ended June 25, 1998 filed
           August 10, 1998).                                                            *

  10.19    Amendment, dated July 2, 1998, to the Amended and Restated Credit
           Agreement, dated June 1, 1998, among the Company, the Lenders identified therein and BT Commercial Corporation, as Agent
           (incorporated herein by reference to Exhibit 10.14 to Form 10-Q for
           the fiscal quarter ended September 24, 1998 filed November 9, 1998).         *

  10.20    Amendment No. 2, dated October 26, 1998, to the Amended and Restated
           Credit Agreement, dated June 1, 1998, among the Company, the Lenders
           identified therein and BT Commercial Corporation, as Agent.                  **

  10.21    Letter Agreement, dated July 14, 1998, between the Company and
           Stephen M. Schuster. +                                                       **

  21.1     Subsidiaries of the registrant.                                              **

  23.1     Consent of Independent Accountants.                                          **




+  Management contract or compensatory plan or arrangement.
*  Previously filed by the Company, incorporated by reference.
** Filed herewith.


(d)        Financial statement schedules required by Regulation S-X. Index to
           financial statements of Viskase Holding Corporation and subsidiaries.        F-1

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VISKASE COMPANIES, INC.
                                         --------------------------------------
                                         (Registrant)


                                         By:    /s/
                                                -------------------------------
                                                F. Edward Gustafson
                                                Chairman, Chief Executive
                                                Officer and President


                                         By:    /s/
                                                -------------------------------
                                                Gordon S. Donovan
                                                Vice President, Chief Financial
                                                Officer and Treasurer


Date:   June 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 17th day of June, 1999.



/s/                                            /s/
----------------------------------             ---------------------------------
F. Edward Gustafson                            Gordon S. Donovan
Chairman of the Board, Chief                   Vice President, Chief Financial
Executive Officer and President                Officer and Treasurer (Principal
(Principal Executive Officer)                  Financial and Accounting Officer)



/s/                                            /s/
----------------------------------             ---------------------------------
Robert N. Dangremond (Director)                Avram A. Glazer (Director)



/s/                                            /s/
----------------------------------             ---------------------------------
Malcolm I. Glazer (Director)                   Gregory R. Page (Director)

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES


INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  Report of independent accountants...........................................F-2

  Consolidated balance sheets, December 31, 1998 and
    December 25, 1997.........................................................F-3

  Consolidated statements of operations, for each of the 52/53 week periods ending December 31, 1998, December 25, 1997, and
    December 26, 1996.........................................................F-4

  Consolidated statements of stockholders' equity, for each of the 52/53 week periods ending December 31, 1998, December 25, 1997,
    and December 26, 1996.....................................................F-5

  Consolidated statements of cash flows, for each of the 52/53 week periods ending December 31, 1998, December 25, 1997, and
    December 26, 1996.........................................................F-6

  Notes to consolidated financial statements..................................F-7

FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

VISKASE HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements:

  Report of independent accountants..........................................F-38

  Consolidated balance sheets, December 31, 1998 and
    December 25, 1997........................................................F-39

  Consolidated statements of operations, for each of the 52/53 week periods ending December 31, 1998, December 25, 1997, and
    December 26, 1996........................................................F-40

  Consolidated statements of stockholders' equity, for each of the 52/53 week periods ending December 31, 1998, December 25, 1997,
    and December 26, 1996....................................................F-41

  Consolidated statements of cash flows, for each of the 52/53 week periods ending December 31, 1998, December 25, 1997, and
    December 26, 1996;.......................................................F-42


  Notes to consolidated financial statements.................................F-43

Schedule II - Valuation and Qualifying Accounts..............................F-55

Exhibit 21.1 Subsidiaries of the Registrant..................................F-56

Exhibit 23.1 Consent of Independent Accountants..............................F-57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Viskase Companies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under 14 (a) (1) on page 33 present fairly, in all material respects, the financial position of Viskase Companies, Inc. and its subsidiaries (the "Company") at December 31, 1998 and December 25, 1997, and the results of their operations and their cash flows for the periods December 26, 1997 to December 31, 1998, December 27, 1996 to December 25, 1997, and December 29, 1995 to December 26, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP





Chicago, Illinois
April 15, 1999, except as to the information presented in Note 25 for which the date is June 15, 1999

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                 December 31,         December 25,
                                                                    1998                  1997
                                                                 ------------         ------------
                                                                          (in thousands)
ASSETS
     Current assets:
         Cash and equivalents                                    $    9,028           $   24,407
         Receivables, net                                            47,718               75,039
         Inventories                                                 93,228               97,802
         Other current assets                                        15,337               25,286
                                                                 ----------           ----------
             Total current assets                                   165,311              222,534

     Property, plant and equipment,
         including those under capital leases                       475,525              580,981
         Less accumulated depreciation
           and amortization                                         145,680              145,855
                                                                 ----------           ----------
         Property, plant and equipment, net                         329,845              435,126

     Deferred financing costs, net                                    1,198                4,574
     Other assets                                                    34,715               39,193
     Excess reorganization value, net                                                    112,426
                                                                 ----------           ----------
             Total Assets                                        $  531,069           $  813,853
                                                                 ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Short-term debt including current portion
           of long-term debt and obligations
           under capital leases                                  $   16,120           $   12,880
         Accounts payable                                            36,337               41,734
         Accrued liabilities                                         62,319               71,589
         Current deferred income taxes                                8,810               10,516
                                                                 ----------           ----------
             Total current liabilities                              123,586              136,719

     Long-term debt including obligations
         under capital leases                                       388,880              511,183

     Accrued employee benefits                                       48,115               48,521
     Deferred and noncurrent income taxes                            26,395               26,510

     Commitments and contingencies

     Stockholders' equity:
         Preferred stock, $.01 par value;
           none outstanding
         Common stock, $.01 par value;
           14,859,467 shares issued and
           outstanding at December 31, 1998 and
           14,753,442 shares at December 25, 1997                       149                  148
         Paid in capital                                            136,715              136,183
         Accumulated (deficit)                                     (197,454)             (48,458)
         Foreign currency translation adjustment                      4,693                3,098
         Unearned restricted stock issued
         for future service                                             (10)                 (51)
             Total stockholders' equity (deficit)                   (55,907)              90,920
                                                                 ----------           ----------
             Total Liabilities and Stockholders' Equity          $  531,069           $  813,853
                                                                 ==========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         53 weeks               52 weeks              52 weeks
                                                       December 26,           December 27,           December 29,
                                                          1997 to               1996 to                1995 to
                                                       December 31,           December 25,           December 26,
                                                           1998                   1997                   1996
                                                       ------------           ------------           ------------
                                                               (in thousands, except for number of shares
                                                                        and per share amounts)
NET SALES                                              $    409,169           $    498,333           $    534,420

COSTS AND EXPENSES
  Cost of sales                                             307,913                366,744                391,221
  Selling, general and administrative                        84,159                 91,722                 92,048
  Amortization of intangibles and
    excess reorganization value                              11,655                 14,138                 14,320
  Unusual charge                                            150,069                  3,500
                                                       ------------           ------------           ------------

OPERATING (LOSS) INCOME                                    (144,627)                22,229                 36,831

  Interest income                                             1,531                  1,416                  1,568
  Interest expense                                           51,364                 55,617                 58,458
  Other expense, net                                          1,217                  2,064                  2,705
                                                       ------------           ------------           ------------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE TAXES                                             (195,677)               (34,036)               (22,764)

  Income tax (benefit)                                      (14,004)               (23,674)                (8,184)
                                                       ------------           ------------           ------------

NET (LOSS) FROM CONTINUING OPERATIONS                      (181,673)               (10,362)               (14,580)

DISCONTINUED OPERATIONS:
  Income from discontinued operations
    net of income taxes (Note 12)                               413                    717                    898

  Gain on sale of discontinued operations
    net of income tax provision of $19,556                   39,057
                                                       ------------           ------------           ------------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                       (142,203)                (9,645)               (13,682)
Extraordinary (loss) on early
  extinguishment of debt net of
  income tax (benefit) of $(4,343)                           (6,793)
                                                       ------------           ------------           ------------

NET (LOSS)                                                 (148,996)                (9,645)               (13,682)
                                                       ------------           ------------           ------------

Other comprehensive income (loss), net of tax
    Foreign currency translation adjustments                    973                 (2,566)                    48
                                                       ------------           ------------           ------------
COMPREHENSIVE LOSS                                     $   (148,023)          $    (12,211)          $    (13,634)
                                                       ============           ============           ============

WEIGHTED AVERAGE COMMON SHARES                           14,824,885             14,617,540             14,325,595
                                                       ============           ============           ============

PER SHARE AMOUNTS:
Earnings (loss) per share - basic and diluted

Continuing operations                                  $     (12.25)          $       (.71)          $      (1.02)

DISCONTINUED OPERATIONS:
  Income from discontinued operations                           .03                    .05                    .06
  Gain on sale from discontinued operations                    2.63                                             .
                                                       ------------           ------------           ------------
Net (loss) before extraordinary item                          (9.59)                  (.66)                  (.96)
Extraordinary (loss)                                           (.46)
                                                       ------------           ------------           ------------

NET (LOSS)                                             $     (10.05)          $       (.66)          $       (.96)
                                                       ============           ============           ============

The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                 Unearned
                                                                                  Foreign       Restricted
                                                                  Accumu-         Currency        Stock
                                  Common        Paid in            lated         Translation     Issued For          Total
                                  Stock         Capital          (Deficit)        Adjustment    Future Service   Equity(Deficit)
                                ---------       ---------        ---------        ----------    --------------   ---------------
                                                                      (in thousands)
Balance December 28, 1995       $     136       $ 134,864        $ (25,131)         $7,227                          $117,096
Net (loss)                                                         (13,682)                                          (13,682)
Issuance of Common Stock                9             236                                        $      (92)             153
Other comprehensive income                                                              78                                78
                                ---------       ---------        ---------          ------        ---------         ---------
Balance December 26, 1996             145         135,100          (38,813)          7,305              (92)          103,645
Net (loss)                                                          (9,645)                                            (9,645)
Issuance of Common Stock                3           1,083                                                41             1,127
Other comprehensive (loss)                                                          (4,207)                            (4,207)
                                ---------       ---------        ---------          ------        ---------         ---------
Balance December 25, 1997             148         136,183          (48,458)          3,098              (51)           90,920
Net (loss)                                                        (148,996)                                          (148,996)
Issuance of Common Stock                1             532                                                41               574
Other comprehensive income                                                           1,595                              1,595
                                ---------       ---------        ---------          ------        ---------         ---------
Balance December 31, 1998       $     149       $ 136,715        $(197,454)         $4,693        $     (10)        $ (55,907)
                                =========       =========        =========          ======        =========         =========




The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   December 26,     December 27,      December 29,
                                                                     1997 to          1996 to           1995 to
                                                                   December 31,     December 25,      December 26,
                                                                      1998             1997              1996
                                                                  -------------    -------------    -------------
                                                                                  (in thousands)
Cash flows from operating activities:
  Net (Loss)                                                      $    (148,996)   $      (9,645)   $     (13,682)

  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization under capital leases                   39,519           43,373           42,086
    Amortization of intangibles and excess reorganization value          11,655           15,936           16,334
    Amortization of deferred financing fees and discount                  1,772            1,770            2,272
    (Decrease) in deferred and noncurrent income taxes                     (611)         (24,893)         (11,065)
    Foreign currency transaction loss (gain)                                (15)             135             (810)
    (Gain) loss on disposition of assets                                (58,562)             (64)             165
    Bad debt provision                                                    1,295              665              659
    Impairment of excess reorganization value                            91,169
    Net property, plant and equipment write off                          41,765
    Extraordinary loss on debt extinguishment                            11,136

    Changes in operating assets and liabilities:
      Receivables                                                        19,587            1,890           10,893
      Inventories                                                       (15,952)         (12,187)           4,383
      Other current assets                                                7,571           (3,916)            (788)
      Accounts payable and accrued liabilities                           (9,537)          (2,283)          12,463
      Other                                                             (10,229)          (5,135)          (6,586)
                                                                  -------------    -------------    -------------
    Total adjustments                                                   130,563           15,291           70,006
                                                                  -------------    -------------    -------------

      Total net cash provided by (used in) operating activities         (18,433)           5,646           56,324

Cash flows from investing activities:
  Capital expenditures                                                  (35,354)         (57,879)         (37,073)
  Proceeds from disposition of assets                                   164,236           41,867            2,356
                                                                  -------------    -------------    -------------
      Net cash provided by (used in) investing activities               128,882          (16,012)         (34,717)

Cash flows from financing activities:
  Issuance of common stock                                                  574            1,127              153
  Proceeds from revolving loan and long-term borrowings                   1,475            2,814            2,186
  Deferred financing costs                                                 (605)            (523)            (142)
  Repayment of revolving loan, long-term borrowings and
    capital lease obligations                                          (118,173)          (9,490)         (11,705)
  Premium on early extinguishment of debt                                (8,927)
                                                                  -------------    -------------    -------------
      Net cash (used in) financing activities                          (125,656)          (6,072)          (9,508)

Effect of currency exchange rate changes on cash                           (172)            (949)            (630)
                                                                  -------------    -------------    -------------
Net (decrease) increase in cash and equivalents                         (15,379)         (17,387)          11,469
Cash and equivalents at beginning of period                              24,407           41,794           30,325
                                                                  -------------    -------------    -------------
Cash and equivalents at end of period                             $       9,028    $      24,407    $      41,794
                                                                  =============    =============    =============



Supplemental cash flow information and noncash investing and financing activities:


Interest paid                                                     $      50,757    $      54,937    $      55,798
Income taxes paid                                                 $       4,535    $       5,291    $       1,647
Capital lease obligations (machinery and equipment)               $       1,475    $       2,814    $       2,186



The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS

Viskase Companies, Inc. manufactures food packaging products through its Viskase subsidiaries. The operations of these subsidiaries are primarily in North and South America and Europe. Viskase is a leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses.

International Operations

Viskase has six manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Newton Aycliffe, England; Swansea, Wales and Guarulhos, Brazil.

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

Sales and Distribution

Viskase sells its products in virtually every country in the world with principal markets in North America, Europe, Latin America and Asia Pacific. In the United States, Viskase has a staff of technical sales teams responsible for sales to fresh meat, processed meat and poultry producers. Approximately 75 distributors market Viskase products to customers in Europe, Africa, Middle East Asia, and Latin America. Its products are marketed through its own subsidiaries in the United Kingdom, Germany, France, Italy, Brazil, Chile, Canada and Poland.

In the United States, Viskase operates distribution centers in Chicago, Illinois; Atlanta, Georgia; and Bensalem, Pennsylvania; as well as a center within the Pauls Valley, Oklahoma, plant. In Latin America, Viskase operates a service center within the Guarulhos, Brazil, plant and a distribution center in Santiago, Chile. In Europe, Viskase operates service centers in Caronne, Italy and Pulheim, Germany and distribution centers in Dublin, Ireland, and Warsaw, Poland.

Competition

Viskase is one of the world's leading producers of cellulosic casings and a major producer of specialty plastic films. From time to time, Viskase experiences reduced market share or reduced profits due to price competition.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of presentation

Effective in 1990 Viskase Companies, Inc. and its subsidiaries (the Company) adopted a 52/53 week fiscal year ending on the last Thursday of December.

(B)  Principles of consolidation

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation.

(C)  Reclassification

Reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.

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

(E)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $2,843 and $18,612 of short-term investments at December 31, 1998 and December 25, 1997, respectively.

(F)  Inventories

Domestic inventories are valued primarily at the lower of last-in, first-out
(LIFO) cost or market. Remaining amounts, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(G)  Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees who are directly associated with the project. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 2 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations.

(H) Deferred financing costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

(I) Patents

Patents are amortized on the straight-line method over an estimated average useful life of ten years. Patent defense costs are capitalized and will be written off at the time of settlement.

(J) Excess reorganization value, net

Excess reorganization value is amortized on the straight-line method over 15 years. During 1998, based on an evaluation of long-lived assets, the Company wrote off the balance of $91.2 million for the excess reorganization value. Accumulated amortization of excess reorganization value totaled $41 million at December 25, 1997.

(K) Long-lived assets

The Company continues to evaluate the recoverability of long-lived assets including property, plant and equipment and patents. Impairments are recognized when the expected consolidated undiscounted future operating cash flows derived from long-lived assets are less than their carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the asset's fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least once a year.

(L) Pensions and other postretirement benefits

The North American operations of Viskase and the Company's operations in Europe have defined benefit retirement plans covering substantially all salaried and full time hourly employees. Pension cost is computed using the projected unit credit method.

The Company's funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations.

The North American operations of Viskase have postretirement health care and life insurance benefits. Effective January 1, 1993, postretirement benefits other than pensions are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." During 1998 the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

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

(N) Net (loss) per share

Net (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year. No effect has been given to options outstanding under the Company's stock option plans and warrants issued pursuant to the Plan of Reorganization as their effect is anti-dilutive.

(O) Other comprehensive income

During 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose comprehensive income in addition to net income. Comprehensive income includes all other non-shareholder changes in equity. As of December 31, 1998, all such changes in equity resulted from changes in foreign currency translation adjustments.

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

(R) Stock-based compensation

SFAS No. 123 "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro forma net income and earnings per share under the new method. The Company has not adopted fair value accounting, and, accordingly, no compensation cost has been recognized for employee stock-based compensation. The Company has complied with the disclosure requirements of SFAS 123 (refer to Note 18).

(S) Segment reporting

During 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which has had no effect on the Company's financial reporting.

(T) Accounting standards

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

3. RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $1,507 and $1,275 at December 31, 1998, and at December 25, 1997, respectively.

Viskase Companies, Inc. has a broad base of customers, with no single customer accounting for more than 6% of sales.

4. INVENTORIES (dollars in thousands)

Inventories consisted of:


                                  December 31,     December 25,
                                     1998             1997
                                  ------------     ------------
 Raw materials                    $  10,500        $  16,847
 Work in process                     38,291           29,297
 Finished products                   44,437           51,658
                                  ---------        ---------
                                  $  93,228        $  97,802
                                  =========        =========

Approximately 58% and 59% of the Company's inventories at December 31, 1998, and December 25, 1997, respectively, were valued at LIFO. These LIFO values exceeded current manufacturing cost by approximately $7,711 and $6,500 at December 31, 1998, and December 25, 1997, respectively. Inventories were net of reserves for obsolete and slow moving inventory of $3,825 and $4,470 at December 31, 1998, and December 25, 1997, respectively.

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

5. PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)


                                      December 31,     December 25,
                                          1998            1997
                                      ---------        ---------
Property, plant and equipment:
  Land and improvements               $   7,579        $  10,669
  Buildings and improvements             55,694           75,359
  Machinery and equipment               291,578          312,475
  Construction in progress               31,737           42,785
Capital leases:
  Machinery and equipment                88,937          139,693
                                      ---------        ---------
                                      $ 475,525        $ 580,981
                                      =========        =========

Capitalized interest in 1998, 1997 and 1996 is $2,425, $2,110, and $873, respectively. Maintenance and repairs charged to costs and expenses for 1998, 1997, and 1996 aggregated $30,096, $32,584 and $34,887, respectively.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of land and improvements range from 15 to 30 years; building and improvements range from 10 to 32 years; and machinery and equipment including capital leases range from 2 to 15 years.

6. OTHER ASSETS (dollars in thousands)

Other assets were comprised of:


                                        December 31,     December 25,
                                           1998              1997
                                        ---------        ---------
Patents                                 $  50,000        $  50,050
  Less accumulated amortization            25,000           20,000
                                        ---------        ---------
    Patents, net                           25,000           30,050
Other                                       9,715            9,143
                                        ---------        ---------
                                        $  34,715        $  39,193
                                        =========        =========

Patents are amortized on the straight-line method over an estimated average useful life of ten years. Patent defense costs capitalized in 1998 and 1997 are $4,644 and $4,140, respectively.


7. ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:


                                         December 31,     December 25,
                                            1998             1997
                                          ---------        ---------
Compensation and employee benefits        $  27,645        $  32,778
Taxes                                         6,339            7,830
Accrued volume and sales discounts           10,460           14,315
Other                                        17,875           16,666
                                          ---------        ---------
                                          $  62,319        $  71,589
                                          =========        =========

8. DEBT OBLIGATIONS (dollars in thousands)

As discussed in Subsequent Events (refer to Note 25), the Company entered into a $100,000 Senior Secured Credit Facility and $35,000 of Junior Term Loans in June 1999. The proceeds were used to redeem the 12% Senior Secured Notes and the existing Revolving Credit Facility. The 12% Senior Secured Notes have been reclassified to long-term debt based upon the Company's refinancing of obligations on a long-term basis.

On June 20, 1995, Viskase Companies, Inc. completed the sale of $160,000 aggregate principal amount of senior secured notes (Senior Secured Notes) to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Viskase Companies, Inc. used the net proceeds of the offering primarily to (i) repay the Company's $86,125 domestic term loan, (ii) repay the $68,316 of obligations under the Company's domestic and foreign revolving loans and
(iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Viskase Companies, Inc. entered into a new $20,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the existing Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Viskase Companies, Inc.'s significant domestic subsidiaries and collateralized by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Viskase Companies, Inc.'s significant domestic subsidiaries and 65% of the capital stock of Viskase Europe Limited. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens in the Collateral Pool.

The $151,500 tranche of Senior Secured Notes bears interest at a rate of 12% per annum and the $8,500 tranche bears interest at a rate equal to the six month London Interbank Offered Rate (LIBOR) plus 575 basis points. The current interest rate on the floating rate tranche is approximately 10.8%. The interest rate on the floating rate tranche is reset semi-annually on June 15 and December 15. Interest on the Senior Secured Notes is payable each June 15 and December 15.

The Company recognized an extraordinary loss of $11,136 representing the write-off of deferred financing fees and premium paid related to the August 1998 early extinguishment of $105,000 of the Senior Secured Notes. The extraordinary loss, net of applicable income taxes of $4,343, was included in the Company's Statement of Operations for the quarter ended June 29, 1998.

On June 15, 1999, $55,000 of the aggregate principal amount of the Senior Secured Notes is subject to a mandatory redemption. (Refer to Note 25)

The Company finances its working capital needs through a combination of cash generated through operations and borrowings under the existing Revolving Credit Facility. The availability of funds under the existing Revolving Credit Facility is subject to the Company's compliance with certain covenants, including borrowing base limitations measured by accounts receivable and inventory of the Company and reserves which may be established at the discretion of the lenders. There are no drawings under the existing Revolving Credit Facility at December 31, 1998. The available borrowing capacity under the existing Revolving Credit Facility was $30,000 at December 31, 1998.

The Company's Senior Secured Notes, existing Revolving Credit Facility and Letter of Credit Facility contain a number of financial convenants that, among other things, require the maintenance of a minimum level of tangible net worth, maximum ratios of debt and senior debt to total capitalization, and a minimum fixed charge coverage. The Company solicited and has received the required consents from the holders of Senior Secured Notes for an amendment to, and waiver under, the Indenture effective as of December 31, 1998. In addition, the Company has amended and received a similar waiver under the Amended and Restated Credit Agreement. The Company determined that, without the amendment and waiver, it would not have been in compliance at December 31, 1998 with the covenant level for the minimum fixed charge coverage ratio. As of December 31, 1998, the Company is in compliance with the amended covenant under the Indenture and Amended and Restated Credit Agreement.

In the event that there is Excess Cash Flow (as defined) in excess of $5,000 in any fiscal year, the Company will be required to make an offer to purchase Senior Secured Notes together with any borrowed money obligations outstanding under the Revolving Credit Facility, on a pro rata basis, in an amount equal to the Excess Cash Flow at a purchase price of 100% plus any accrued interest to the date of purchase. There was no Excess Cash Flow for fiscal 1998.

The Senior Secured Notes are redeemable, in whole or from time to time in part, at Viskase Companies, Inc.'s option, at the greater of (i) the outstanding principal amount or (ii) the present value of the expected future cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.

Upon the occurrence of a Change of Control (which includes the acquisition by any person of more than 50% of Viskase Companies, Inc.'s Common Stock), each holder of the Senior Secured Notes has the right to require the Company to repurchase such holder's Senior Secured Notes at a price equal to the greater of (i) the outstanding principal amount or (ii) the present value of the expected cash flows from the Senior Secured Notes discounted at a rate equal to the Treasury Note yield corresponding closest to the remaining average life of the Senior Secured Notes at the time of prepayment plus 100 basis points; plus accrued interest thereon to the date of purchase.

The Indenture contains covenants with respect to Viskase Companies, Inc. and its subsidiaries limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends or redeem or repurchase common stock, (ii) the incurrence of indebtedness, (iii) the creation of liens,
(iv) certain affiliate transactions and (v) the ability to consolidate with or merge into another entity and to dispose of assets.

Borrowings under the existing Revolving Credit Facility bear interest at a rate per annum equal to the three month London Interbank Offered Rate (LIBOR) on the first day of each calendar quarter plus 275 basis points. The existing Revolving Credit Facility expires on June 15, 1999.

The Letter of Credit Facility expires on June 15, 1999. Fees on the outstanding amount of letters of credit are 2.0% per annum, with an issuance fee of 0.5% on the face amount of the letter of credit. There is a commitment fee of 0.5% per annum on the unused portion of the Letter of Credit Facility. (Refer to Note 25)

The $219,262 principal amount of 10-1/4% Notes were issued pursuant to an Indenture dated as of December 31, 1993 (10-1/4% Note Indenture) between Viskase Companies, Inc. and Bankers Trust Company, as Trustee. The 10-1/4% Notes are the unsecured senior obligations of Viskase Companies, Inc., bear interest at the rate of 10-1/4% per annum, payable on each June 1 and December 1, and mature on December 1, 2001. The 10-1/4% Notes are redeemable, in whole or from time to time in part, at the option of Viskase Companies, Inc., at the percentages of principal amount specified below plus accrued and unpaid interest to the redemption date, if the 10-1/4% Notes are redeemed during the twelve-month period commencing on January 1 of the following years:


            Year                          Percentage
            ----                          ----------
            1999                             101%
            2000 and thereafter              100%


The 10-1/4% Note Indenture contains covenants with respect to Viskase Companies, Inc. and its subsidiaries limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends on or redeem or repurchase capital stock, (ii) the incurrence of indebtedness, (iii) certain affiliate transactions and (iv) the ability of the Company to consolidate with or merge with or into another entity or to dispose of substantially all its assets.

Outstanding short-term and long-term debt consisted of:


                                                              December 31,     December 25,
                                                                 1998             1997
                                                              ------------     ------------
Short-term debt, current maturity of long-term
  debt and capital lease obligations:

  Current maturity of Viskase Capital Lease Obligation        $  13,031        $   9,675
  Current maturity of Viskase Limited Term Loan (3.2%)            1,742            1,629
  Other                                                           1,347            1,576
                                                              ---------        ---------

Total short-term debt                                         $  16,120        $  12,880

Long-term debt:

  12% Senior Secured Notes due 1999                           $  55,000        $ 160,000
  10.25% Senior Notes due 2001                                  219,262          219,262
  Viskase Capital Lease Obligation                              111,842          124,873
  Viskase Limited Term Loan (3.2%)                                  868            2,443
  Other                                                           1,908            4,605
                                                              ---------        ---------
Total long-term debt                                          $ 388,880        $ 511,183
                                                              =========        =========

The fair value of the Company's debt obligation (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At December 31, 1998, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligations) were $276,937 and $235,415, respectively.

The average interest rate on short-term borrowing during 1998 was 8.75%.

On December 28, 1990, Viskase and GECC entered into a sale and leaseback transaction. The sale and leaseback of assets included the production and finishing equipment at Viskase's four domestic casing production and finishing facilities. The facilities are located in Chicago, Illinois; Loudon, Tennessee; Osceola, Arkansas and Kentland, Indiana. Viskase, as the Lessee under the relevant agreements, will continue to operate the facilities in Loudon, Tennessee; Osceola, Arkansas and Kentland, Indiana. The Chicago facility has been written down to net realizable value due to business conditions leading to the Viskase plan of restructuring. (See Note 11) Sales proceeds on the sale-leaseback transaction were $171.5 million; proceeds were used to repay approximately $154 million of bank debt and a $15 million convertible note outstanding at the time. The lease has been accounted for as a capital lease.

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

Annual rental payments under the Lease were approximately $21.4 million through 1998, and will be $23.5 million through the end of the basic 15-year term. Viskase is required to provide credit support consisting of a standby letter of credit in an amount up to one year's rent through at least 1997. This credit support can be reduced up to $4 million currently if the Company achieves and maintains certain financial ratios. As of December 31, 1998, the Company had met the required financial ratios and the letter of credit has been reduced by $4 million. The letter can be further reduced in 1999 or eliminated if the Company achieves and maintains certain financial ratios. Viskase Companies, Inc. and its other principal subsidiaries guaranteed the obligations of Viskase under the Lease.

The 1999 GECC lease payment of $23.5 million was paid on March 1, 1999. Principal payments under the capital lease obligations for the years ended 1999 through 2003 range from approximately $13.0 million to $19.3 million.

The following is a schedule of minimum future lease payments under all capital lease obligations together with the present value of the net minimum lease payments as of December 31, 1998:


Year ending December

1999                                             $23,499
2000                                              23,499
2001                                              23,499
2002                                              23,499
2003                                              23,499
Thereafter                                        46,998
                                                ---------
Net minimum lease payments                       164,493
Less: Amount representing interest               (39,620)
                                                ---------
                                                $124,873
                                                ========

Aggregate maturities of remaining long-term debt for each of the next five fiscal years, after reflecting the refinancing in Note 25, are:


                               Total
                              -------
1999                          $16,120
2000                           23,112
2001                          283,635
2002                           17,857
2003                           19,411

9. OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, are:


1999                                          $1,820
2000                                           1,185
2001                                             721
2002                                             437
2003                                             363
Total thereafter
                                              ------
Total minimum lease payments                  $4,526
                                              ======

Total rent expense during 1998, 1997 and 1996 amounted to $3,497, $4,506, and $5,026, respectively.

10. RETIREMENT PLANS

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 31, 1998, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service. The Company's policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).

As of the Viskase acquisition date, the former owner assumed the liability for the accumulated benefit obligation under its plans. The effect of expected future compensation increases on benefits accrued is recorded as a liability on the Company's consolidated balance sheet.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS PLANS - NORTH AMERICA
(dollars in thousands):

                                                           Pension Benefits                 Other Benefits
                                                      ---------------------------     ---------------------------
                                                         1998             1997           1998            1997
                                                      -----------     -----------     -----------     -----------
         CHANGE IN BENEFIT OBLIGATION

Projected benefit obligation at beginning of year     $    88,939     $    74,957     $    29,958     $    27,316
Plan Amendment                                              1,164
Service cost                                                3,695           3,783             739             733
Interest cost                                               6,599           6,043           2,179           2,052
Actuarial losses                                            8,945           8,707           2,749           1,429
Benefits paid                                              (3,786)         (3,623)           (761)           (683)
Effect of special termination benefits                        901             226
Effect of settlement/curtailments                          (2,817)           (935)         (1,574)           (787)
Translation                                                  (306)           (219)           (147)           (102)
                                                      -----------     -----------     -----------     -----------
  Benefit obligation at end of year                       103,334          88,939          33,143          29,958

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year             65,671          51,866
Actual return on plan assets                                6,779           9,912
Employer contribution                                       8,316           7,778             708             640
Transfer from other plan                                      296
Benefits paid                                              (3,786)         (3,623)           (708)           (640)
Translation                                                  (375)           (262)
                                                      -----------     -----------     -----------     -----------
  Fair value of plan assets at end of year                 76,901          65,671               0               0

RECONCILIATION OF (ACCRUED), AT YEAR END

Funded status                                             (26,433)        (23,268)        (33,143)        (29,958)
Unrecognized actuarial (gain) loss                           (397)           (212)            291             379
Unrecognized net pension obligation                           262             389
Unrecognized net (gain) loss                                3,990          (1,439)          1,490             123
Unrecognized prior service cost                               896             (47)            461             579
Translation                                                    15               9             (29)            (35)
                                                      -----------     -----------     -----------     -----------
(Accrued) benefit cost                                $   (21,667)    $   (24,568)    $   (30,930)    $   (28,912)
                                                      ===========     ===========     ===========     ===========

WEIGHTED AVERAGE ASSUMPTIONS
  AS OF END OF YEAR
Discount rate                                                7.26%           7.50%           6.79%           7.50%
Expected return on plan assets                               8.85%           8.87%
Rate of compensation increase                                4.27%           4.31%

For measurement purposes, a 9.5% and 8% annual rate of increase in the per capita cost of covered health care benefits was assumed in 1999 for the U.S. and Canadian plans, respectively. The rates were assumed to decrease gradually to 6.5% and 5% in 2004 and remain at that level thereafter for the U.S. and Canadian plans, respectively.

                                               Pension Benefits          Other Benefits
                                           ----------------------    ----------------------
                                              1998         1997        1998         1997
                                           ---------    ---------    ---------    ---------

COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                               $   3,695    $   3,783    $     739    $     734
Interest cost                                  6,599        6,043        2,179        2,052
Expected return on plan assets                (6,166)      (4,780)
Effect of settlement/curtailment                                             9
Amortization of net pension obligation            54           57
Amortization of prior service cost               105           (8)          73           78
Amortization of actuarial (gain) loss              9           34          (27)        (101)
                                           ---------    ---------    ---------    ---------

Net periodic benefit cost                      4,296        5,129        2,973        2,763
FAS No. 88 curtailment cost                    1,047         (709)        (100)        (142)
                                           ---------    ---------    ---------    ---------
Total net periodic benefit cost            $   5,343    $   4,420    $   2,873    $   2,621
                                           =========    =========    =========    =========

During 1998, the Company restructured its Viskase operations including a workforce reduction resulting in a curtailment loss of $1.0 million. During 1997, the Company sold its PVC business and instituted early retirement and workforce reductions resulting in a curtailment gain of $.7 million.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

Effect of 1% change in medical trend cost

Based on a 1% increase
 Change in accumulated postretirement benefit obligation              $396
 Change in service cost and interest                                    37

Based on a 1% decrease
 Change in accumulated postretirement benefit obligation             $(277)
 Change in service cost and interest                                   (25)


SAVINGS PLANS (dollars in thousands):

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time United States employees not covered by collective bargaining agreements. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $1,587, $2,304, and $2,207 in 1998, 1997, and 1996, respectively.

INTERNATIONAL PLANS (dollars in thousands):

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1998, 1997 and 1996 was $1,431, $1,216, and $1,972, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,106; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,503.

EMPLOYEE RELATIONS

The Company generally maintains productive and amicable relationships with its 3,050 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its Canadian and European plants have unions. Employees at the Company's European plants are unionized with negotiations occurring at both local and national levels. Based on past experience and current conditions, the Company does not expect a protracted work stoppage to occur stemming from union activities; however, national events outside of the Company's control may give rise to such risk. From time to time union organization efforts have occurred at other individual plant locations.

Unions represent a total of approximately 720 of Viskase's 3,050 employees.

As of December 31, 1998, approximately 720 of the Company's employees are covered by collective bargaining agreements that will expire after one year.

11. UNUSUAL CHARGES

During 1998, due to the business conditions leading to the Viskase plan of restructuring, the Company evaluated the recoverability of long-lived assets including property, plant and equipment, patents and excess reorganization on a consolidated basis. Based upon the analysis, the Company recognized an impairment because the estimated undiscounted future cash flows derived from long-lived assets were determined to be less than their carrying value. The amount of the impairment was calculated using the present value of the Company's estimated future net cash flows to determine the assets' fair value. Based on this analysis, an impairment charge of $91.2 million for excess reorganization and $4.3 million for the write-down of the Chicago facility was taken. In addition, the Viskase plan of restructuring included charges for the decommissioning of the Chicago plant and the decommissioning of some of its foreign operations.

The Company recognized an unusual charge of $150.1 million consisting of the following:

Impairment of excess reorganization value                            $  91.2
Write-down of assets to net realizable value                             4.3
Cash severance and decommissioning costs                                 7.5
Write-down of Chicago plant assets                                      37.5
Write-down of spare parts                                                 .7
Write-down of inventory                                                  1.8
Allowance for shutdown of foreign operations                             5.6
                                                                     -------

Unusual Charge: Third Quarter 1998                                     148.6
Restructuring Reserve: Second Quarter 1998                               1.5
                                                                     -------
Total Unusual Charge                                                 $ 150.1
                                                                     =======

During fiscal 1998, cash payments against the reserve were $6.5 million. The remaining restructuring reserve of $6.0 million is included in accrued liabilities on the consolidated balance sheet.

During 1997, the Company's Viskase subsidiary committed to a plan of restructuring whereby it adjusted its operations from a segregated regional focus to a more congruent global focus. These actions are directly related to lowering Viskase's fixed costs. Restructuring actions identified resulted in charges to continuing operations of $3.5 million before tax and included costs associated with voluntary and involuntary severance expense and the consolidation of a finishing plant. For the year ended December 31, 1998, $3.1 million was incurred and charged against the reserve.

12. DISCONTINUED OPERATIONS (dollars in thousands)

On June 8, 1998, the Company's Board of Directors approved the sale of two of the Company's subsidiaries, Clear Shield and Sandusky. Accordingly, the operating results of the two subsidiaries have been segregated from continuing operations and reported as a separate line item on the income statement under the heading Discontinued Operations. The sale of Sandusky and Clear Shield was completed on June 11, 1998 and July 23, 1998, respectively.

Operating results from discontinued operations are as follows:

                                                 53 weeks          52 weeks          52 weeks
                                               December 26,      December 27,      December 29,
                                                  1997 to           1996 to           1995 to
                                               December 31,      December 25,      December 26,
                                                  1998              1997              1996
                                               ----------        ----------        ----------

Net sales                                      $   62,317        $  114,535        $  116,936

Costs and expenses
  Cost of sales                                    50,810            92,434            97,023
  Selling, general and administrative               9,457            16,419            15,040
  Amortization of intangibles and
    excess reorganization value                       863             1,798             2,014
                                               ----------        ----------        ----------

Operating income                                    1,187             3,884             2,859

  Interest expense                                     50               102               107
  Other expense, net                                   91             1,691               370
                                               ----------        ----------        ----------

Income from discontinued
  operations before taxes                           1,046             2,091             2,382
  Income tax provision                                633             1,374             1,484
                                               ----------        ----------        ----------

Net Income from discontinued
  operations                                   $      413        $      717        $      898
                                               ==========        ==========        ==========

The net assets of the discontinued operations included in the December 25, 1997 Balance Sheet consisted of the following:

                                                      December 25, 1997
                                                      -----------------

Accounts receivable, net                                $      9,731
Inventories                                                   17,427
Other current assets                                           2,782
                                                        ------------
Total current assets                                          29,940

Property, plant and equipment, net                            61,805
Long-term assets                                              15,128
                                                        ------------
Total assets                                                 106,873

Accounts payable and other
  current liabilities                                          9,802
Short-term debt                                                  558
                                                        ------------
Total current liabilities                                     10,360

Long-term debt and lease obligations                           1,956
                                                        ------------
Total liabilities                                             12,316

Net Assets                                              $     94,557
                                                        ============

13.  INCOME TAXES (dollars in thousands)


                                                      1998                1997                1996
                                                      ----                ----                ----
Pre-tax income from continuing operations
consisted of:
  Domestic                                         $ (152,539)         $  (36,366)         $  (32,706)
  Foreign                                             (43,138)              2,330               9,942
                                                   ----------          ----------          ----------
    Total                                          $ (195,677)         $  (34,036)         $  (22,764)
                                                   ==========          ==========          ==========

The provision (benefit) for income taxes from continuing operations consisted of:

                               1998               1997               1996
                            ----------         ----------         ----------
Current:
  Federal                   $        0         $        0         $        0
  Foreign                        2,401              2,593              4,365
  State                            150                  0                  0
                            ----------         ----------         ----------
    Total current                2,551              2,593              4,365

Deferred:
  Federal                      (14,929)           (23,290)           (11,243)
  Foreign                          723             (1,307)               393
  State                         (2,349)            (1,670)            (1,699)
                            ----------         ----------         ----------
    Total deferred             (16,555)           (26,267)           (12,549)
                            ----------         ----------         ----------
    Total                   $  (14,004)        $  (23,674)        $   (8,184)
                            ==========         ==========         ==========


The total provision (benefit) for income taxes was allocated to the following categories:

                                                    1998               1997               1996
                                                    ----               ----               ----
Continuing operations                            $  (14,004)        $  (23,674)        $   (8,184)
Income from discontinued operations                     633              1,374              1,484
Gain on sale of discontinued operations              19,556
Extraordinary loss                                   (4,343)
                                                 ----------         ----------         ----------
  Total income tax provision (benefit)           $    1,842         $  (22,300)        $   (6,700)
                                                 ==========         ==========         ==========

A reconciliation from the statutory federal tax rate to the effective tax rate for continuing operations follows:

                                                             1998             1997             1996
                                                             ----             ----             ----

Statutory federal tax rate                                    35.00%           35.00%           35.00%
Increase (decrease) in tax rate due to:
  State and local taxes net of
    related federal tax benefit                                1.73             3.16             4.81
  Net effect of taxes relating to
    foreign operations                                        (9.31)           (1.41)           (5.64)
  Intangibles amortization                                    (9.39)           (6.71)           (8.75)
  Valuation allowance changes and other                      (10.87)           39.51            10.54
                                                           --------         --------         --------
    Effective tax rate from continuing operations              7.16%           69.55%           35.96%
                                                           ========         ========         ========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1998 and 1997 are as follows:

                                                                           Year 1998
                                                  --------------------------------------------------------
                                                    Temporary Difference                Tax Effected
                                                  -------------------------        -----------------------
                                                Deferred Tax     Deferred Tax    Deferred Tax    Deferred Tax
                                                   Assets        Liabilities        Assets       Liabilities
                                                  --------         --------        --------       --------

Depreciation basis differences                                     $189,104                       $ 73,464
Inventory basis differences                                          28,346                         11,078
Intangible basis differences                                         25,000                          9,750
Lease transaction                                 $124,873                          $48,700
Pension and healthcare                              53,145                           20,727
Employee benefits accruals                          12,841                            5,008
Loss and other carryforwards                       101,340                           39,523
Other accruals and reserves                          3,400                            1,332
Foreign exchange and other                                           35,330                         13,788
Valuation allowances                                                108,757                         42,415
                                                  --------         --------        --------       --------
                                                  $295,599         $386,537        $115,290       $150,495
                                                  ========         ========        ========       ========


                                                                           Year 1997
                                                  --------------------------------------------------------
                                                    Temporary Difference                Tax Effected
                                                  -------------------------        -----------------------
                                                Deferred Tax     Deferred Tax    Deferred Tax    Deferred Tax
                                                   Assets        Liabilities        Assets       Liabilities
                                                  --------         --------        --------       --------

Depreciation basis differences                                     $272,482                       $104,188
Inventory basis differences                                          29,563                         11,530
Intangible basis differences                                         30,000                         11,700
Lease transaction                                 $134,548                          $52,474
Pension and healthcare                              53,296                           20,834
Employee benefits accruals                          13,355                            5,208
Loss and other carryforwards                       114,488                           44,650
Other accruals and reserves                          6,409                            2,256
Foreign exchange and other                                           41,535                         16,199
Valuation allowance                                                  48,286                         18,831
                                                  --------         --------        --------       --------
                                                  $322,096         $421,866        $125,422       $162,448
                                                  ========         ========        ========       ========

At December 31, 1998 and December 25, 1997, the Company had $15,922 and $19,173, respectively, of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

At December 31, 1998, the Company had federal income tax net operating loss carryforwards of approximately $101 million, which have been substantially offset by a valuation allowance. At December 25, 1997, the Company had federal income tax net operating loss carryforwards of approximately $114 million, a portion of which a benefit has been realized for future reversals of existing taxable temporary differences, and the balance of which has been offset by a valuation allowance. Such losses will expire by 2012, if not previously utilized. In addition at December 31, 1998 and December 25, 1997, the Company had alternative minimum tax credit carryforwards of $3.9 million and $3.5 million, respectively. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules. Domestic (losses) after extraordinary loss and before income taxes were approximately $(104,016), $(34,275) and $(30,323) in 1998, 1997 and 1996, respectively. Foreign earnings or (losses) before income taxes were approximately $(43,138), $2,330 and $9,941 in 1998, 1997 and 1996, respectively.

The Company joins in filing a United States consolidated federal income tax return including all of its domestic subsidiaries.


14.  COMMITMENTS

As of December 31, 1998, the Company had capital expenditure commitments outstanding of approximately $3.8 million.


15.  CONTINGENCIES

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multilayer barrier shrink film products was infringing various Viskase patents relating to multilayer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

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

On August 19, 1998, the Court granted Viskase's motion for partial summary judgment finding that ANC's use of the "Affinity" brand resin infringed Viskase's patents. The Court also reinstated the permanent injunction. Patent validity and infringement having been established, the remaining issues for trial are whether ANC willfully infringed Viskase's patents by using "Affinity" brand resin and the determination of the amount of compensatory damages. Viskase filed a motion to have the jury verdict as to compensatory damages reinstated. ANC filed a motion to dismiss the lawsuit claiming that Viskase's patents are invalid and Viskase failed to join an indispensable party to the lawsuit. On May 10, 1999, the Court granted Viskase's motion to have the jury verdict as to the compensatory damages reinstated. Viskase filed its memorandum in support of enhanced damages and ANC is expected to file its response to Viskase's memorandum by June 18, 1999.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to the challenge of the first patent, on September 25, 1998, the USPTO, after initially rejecting Viskase's claims, gave notice of its intent to reissue Viskase's patent in its entirety. ANC filed another request for reexamination of the patent, which has the effect of staying the reissuance. The USPTO initially rejected Viskase's claims to which Viskase is preparing its reponse. With respect to the challenge of the second patent, the USPTO, after initially rejecting Viskase's claims, withdrew the rejection in view of Viskase's response and raised new grounds of rejection. Viskase is preparing a response to the new grounds of rejection. If the USPTO ultimately disallows the claims of the second Viskase patent, the effect upon the Court action will not be significant. If Viskase's motion to reinstate the damages is denied, Viskase expects the trial on damages to occur during the second half of 1999 or early 2000.

On May 3, 1999, ANC commenced legal action in the Federal District Court for the Northern District of Illinois seeking declaratory relief that Viskase's second patent is invalid. ANC also filed a motion to consolidate the new action with the existing suit. Viskase is preparing an answer to ANC's complaint and has filed its response to ANC's motion to consolidate.

The Company expects ANC to vigorously contest these matters in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through December 31, 1998, $4,644 thousand in patent defense costs have been accrued and capitalized.

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase is cooperating fully with the investigation.

The Company and its subsidiaries are involved in other various legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

16.  CAPITAL STOCK AND PAID IN CAPITAL

Authorized shares of preferred stock ($.01 par value per share) and common stock ($.01 par value per share) for the reorganized Viskase Companies, Inc. are 25,000,000 shares and 50,000,000 shares, respectively. 14,859,467 shares of common stock were issued and outstanding as of December 31, 1998. A total of 106,025 shares were issued in 1998 for options exercised and directors' compensation. In accordance with the Plan of Reorganization, a total of 900,261 additional shares of common stock were issued to the general unsecured creditors of Viskase Companies, Inc. during 1996.

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

17.  EARNINGS PER SHARE (dollars in thousands)

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by this Statement, the Company adopted the new standards for computing and presenting earnings per share (EPS) in 1997, and for all period earnings per share data presented. Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                            53 weeks        52 weeks        52 weeks
                                                            December        December        December
                                                            26, 1997        27, 1996        29, 1995
                                                               to              to              to
                                                            December        December        December
                                                            31, 1998        25, 1997        26, 1996
                                                          ------------    ------------    ------------
Numerator:

  Net (loss) available to common stockholders:
    From continuing operations                            $   (181,673)   $    (10,362)   $    (14,580)

  Discontinued operations:
    Income from discontinued operations                            413             717             898
    Gain on disposal                                            39,057
                                                          ------------    ------------    ------------
    Net (loss) before extraordinary item                      (142,203)         (9,645)        (13,682)

    Extraordinary (loss)                                        (6,793)
                                                          ------------    ------------    ------------

Net loss available to common stockholders
  for basic and diluted EPS                               $   (148,996)   $     (9,645)   $    (13,682)
                                                          ============    ============    ============

Denominator:

Weighted average shares outstanding
  for basic EPS                                             14,824,885      14,617,540      14,325,595

Effect of dilutive securities                                        0               0               0
                                                          ------------    ------------    ------------

Weighted average shares outstanding
  for diluted EPS                                           14,824,885      14,617,540      14,325,595
                                                          ============    ============    ============

Common stock equivalents are excluded from the loss-per-share calculations as the result is antidilutive since the numerator is a loss from continuing operations.

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

The Company accounts for these plans under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Accordingly, compensation expense is recognized using the intrinsic value-based method for options granted under the plans. The Company has adopted only the disclosure provisions required by SFAS No. 123, "Accounting for Stock Based Compensation."

A summary of the Company's stock option activity during the fiscal years ended as of December 31, 1998, December 25, 1997 and December 26, 1996 is presented below:

                                    1998                           1997                             1996
                         ----------------------------   ----------------------------   ----------------------------
                                           Weighted                        Weighted                       Weighted
                                           Average                         Average                        Average
                            Shares      Exercise Price     Shares      Exercise Price     Shares      Exercise Price
                         ------------    ------------   ------------    ------------   ------------    ------------
Outstanding at
  beginning of year           735,024    $       4.71        898,830    $       4.60        424,230    $       5.05
Granted                       557,200            5.21         65,000            6.46        536,500            4.26
Exercised                     (86,833)           4.84       (177,839)           4.89
Forfeited                    (249,065)           6.30        (50,967)           4.38        (61,900)           4.79
                         ------------                   ------------                   ------------
Outstanding at
  year end                    960,660    $       4.57        735,024    $       4.71        898,830    $       4.60
                         ============                   ============                   ============

Options exercisable
 at year end                  584,655    $       5.04        368,884    $       4.84        392,730    $       5.04
                         ============                   ============                   ============

Future option grants
 available at year end        324,668                        637,137                        651,170
                         ============                   ============                   ============

As of December 31, 1998, total stock options outstanding have a weighted-average remaining contractual life of 8.03 years. The exercise price of options outstanding as of December 31, 1998 ranged from $3.50 to $7.25. The weighted average grant date fair value of options granted during fiscals 1998, 1997 and 1996 was $2.74, $2.07 and $2.20, respectively.

Compensation expense associated with these plans has not been recognized to date in accordance with APB 25.

Had the Company elected to apply the provisions of SFAS No. 123 regarding recognition of compensation expense to the extent of the calculated fair value of compensatory options, reported net income and earnings per share would have been reduced to the following amounts (only options granted in years 1995 and forward are included in the calculation of pro forma net income and earnings per share):

                                                                        1998            1997            1996
                                                                    ------------    ------------    ------------
         (Loss) before extraordinary item                           $   (142,203)   $     (9,645)   $    (13,682)
         Pro forma (loss) before extraordinary item                     (142,317)         (9,909)        (13,826)

         Net (loss)                                                     (148,996)         (9,645)        (13,682)
         Pro forma net (loss)                                           (149,110)         (9,909)        (13,826)

         PER SHARE AMOUNTS:

         (Loss) before extraordinary item
           - basic and diluted EPS                                  $      (9.59)   $       (.66)   $       (.96)
         Pro forma (loss) before extraordinary item
           - basic and diluted EPS                                         (9.60)           (.68)           (.97)

         Net (loss) - basic and diluted EPS                               (10.05)           (.66)           (.96)
         Pro forma net (loss) - basic and diluted EPS                     (10.06)           (.68)           (.97)

The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years as SFAS 123 does not apply to grants prior to 1996.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 52.61% in 1998, 36.39% in 1997, and 40.04% in 1996, (2)
risk-free interest rate equaling the 5-year treasury yield on the grant date, which ranged from 4.58% to 5.40% in 1998, 5.77% to 6.50% in 1997 and 6.11% to 6.52% in 1996,
and (3) the expected life of 5 years in 1998, 1997 and 1996. The Company has never declared dividends, nor does it currently expect to declare dividends in the foreseeable future.

Pursuant to the employment agreement between the Company and its chief executive officer, the Company issued 35,000 shares of common stock to its chief executive officer. These shares carry voting and dividend rights; however sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs on March 27, 1999. The shares issued under the employment agreement have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value per share was $3.50. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to the plan totaled $41, $41, and $31 during fiscals 1998, 1997, and 1996, respectively.

The Company also has a stock compensation plan for the non-employee directors of the Company that was approved during fiscal 1996. These directors may elect to receive directors fees in the form of common stock of the Company based upon the average market price of the Company's common stock on the grant date. Under this plan, during 1998, 1997 and 1996, 19,192 shares of stock were issued at $5.89 per share, 30,496 shares of stock were issued at $7.12 per share, and 30,386 shares of common stock were issued at $4.03 per share, respectively.

19.  COMPREHENSIVE INCOME (in thousands)

The following sets forth the components of other comprehensive income (loss) and the related income tax provision (benefit):

                                                          December 26,        December 27,      December 29,
                                                              1997                1996              1995
                                                               to                  to                to
                                                          December 31,        December 25,      December 26,
                                                              1998                1997              1996
                                                          ------------        ------------      ------------
Foreign currency translation adjustment (1)               $        973        $    (2,566)      $         48

(1) Net of related tax provision (benefit) of $622, $(1,641) and $30 for fiscal years ended 1998, 1997 and 1996, respectively.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS (dollars in thousands)

The following table presents the carrying value and estimated fair value as of December 31, 1998 of the Company's financial instruments. (Refer to Notes 2 and 8.)

                                                         Carrying   Estimated
                                                           Value   Fair Value
                                                         --------  ----------
Assets:
  Cash and equivalents                                   $  9,028   $  9,028
  Foreign currency contracts                                3,855      3,975

Liabilities:
  Long-term debt (excluding capital lease obligations)    276,937    235,415

21.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs from continuing operations are expensed as incurred and totaled $7,375, $6,907 and $6,666 for 1998, 1997, and 1996, respectively.

22.  RELATED PARTY TRANSACTIONS (dollars in thousands)

During fiscal 1996, the Company made payments of approximately $18 to an affiliate of DPK for the use of a jet aircraft on an as-needed basis.

During fiscal 1998, 1997 and 1996, the Company purchased product and services from affiliates of DPK in the amounts of approximately $200, $187 and $904, respectively. During fiscal 1998, 1997 and 1996, the Company sublet office space from DPK for which it paid approximately $77, $133, and $139, respectively, in rent. During fiscal 1997 and 1996, the Company reimbursed a non-affiliated medical and benefit plan in the aggregate amount of $34 and $41 for medical claims and benefits of certain officers.

During fiscal 1997 and 1996, the Company advanced funds to and made payments on behalf of DPK and Donald P. Kelly in the amounts of $27 and $1, respectively, for legal fees related to litigation for the period when Mr. Kelly was an executive officer of the Company.

During fiscal years 1998, 1997 and 1996, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $21,804, $21,825 and $19,795, respectively, to Cargill, Inc. and its affiliates. Such sales were made in the ordinary course of business. During 1998 Cargill Financial Services Corporation had beneficial ownership of less than 5% of the Company's outstanding Common Stock, and Gregory R. Page, President of the Red Meat Group of Cargill, Inc., is a director of the Company.

During fiscal 1996, the Company sold two autos to an affiliate of DPK. The total sum received was $135 and was based on the fair market value of the autos. A gain on the sale of $117 was recognized by the Company.

In March 1996, the Company terminated its management agreement with DPK. Upon termination of the agreement, the Company was required to pay the amount of $2,000 to DPK pursuant to provisions in the agreement. In addition to the above amount, the Company paid management fees to DPK during 1996 totaling $193.

23. BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC AREA INFORMATION (dollars in thousands)

Viskase Companies, Inc. primarily manufactures and sells cellulosic food casings and plastic packaging films and containers (food packaging products) and disposable foodservice supplies. The Company's operations are primarily in North, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Other expense for 1998, 1997, and 1996 includes net foreign exchange transaction gains (losses) of approximately $(880), $(2,117), and $687, respectively.

Geographic Area Information

                                                                                   December 26,    December 27,    December 29,
                                                                                      1997 to         1996 to         1995 to
                                                                                   December 31,    December 25,    December 26,
                                                                                       1998            1997            1996
                                                                                   ------------    ------------    ------------
Net sales from continuing operations:
  North America                                                                    $    257,093    $    303,138    $    306,156
  South America                                                                          33,681          40,169          40,498
  Europe                                                                                138,231         174,008         201,926
  Other and eliminations                                                                (19,836)        (18,982)        (14,160)
                                                                                   ------------    ------------    ------------
                                                                                   $    409,169    $    498,333    $    534,420
                                                                                   ============    ============    ============
Operating (loss) profit from continuing operations:
  North America                                                                    $   (151,117)   $     13,270    $     19,566
  South America                                                                           3,615           2,108           1,883
  Europe                                                                                  3,530          10,817          15,445
  Other and eliminations                                                                   (655)         (3,966)            (63)
                                                                                   ------------    ------------    ------------
                                                                                   $   (144,627)   $     22,229    $     36,831
                                                                                   ============    ============    ============

Identifiable assets:
  North America                                                                    $    335,313    $    592,790    $    633,201
  South America                                                                          32,102          33,389          33,007
  Europe                                                                                162,683         184,659         205,446
  Other and eliminations                                                                    971           3,015           2,093
                                                                                   ------------    ------------    ------------
                                                                                   $    531,069    $    813,853    $    873,747
                                                                                   ============    ============    ============

United States export sales:
  (reported in North America sales above)

  Asia                                                                             $     19,861    $     25,282    $     28,300
  South and Central America                                                              13,136          14,191          17,056
  Other International                                                                       100             305             259
                                                                                   ------------    ------------    ------------
                                                                                   $     33,097    $     39,778    $     45,615
                                                                                   ============    ============    ============

The total assets and net assets of foreign businesses were approximately $212,139 and $100,574 at December 31, 1998.

24.  QUARTERLY DATA (unaudited)

Quarterly financial information for 1998 and 1997 is as follows (in thousands, except for per share amounts):

                                                   First          Second           Third           Fourth
Fiscal 1998                                       Quarter         Quarter         Quarter          Quarter          Annual
                                                ------------    ------------    ------------    ------------    ------------
Net Sales                                       $    101,277    $    105,389    $    102,567    $     99,936    $    409,169
Gross profit                                          27,016          27,102          25,938          21,200         101,256
Operating Income (loss)                                2,170            (140)       (148,264)          1,607        (144,627)
Net (loss)                                           (11,390)         (7,737)       (119,615)        (10,254)       (148,996)
Net (loss) per share
  - basic and diluted                                   (.77)           (.52)          (8.06)           (.69)         (10.05)

                                                   First          Second           Third           Fourth
Fiscal 1997                                       Quarter         Quarter         Quarter          Quarter          Annual
                                                ------------    ------------    ------------    ------------    ------------
Net Sales                                       $    154,539    $    156,529    $    155,004    $    146,796    $    612,868
Gross profit                                          38,541          38,800          38,670          37,679         153,690
Operating Income                                       7,414           7,629           2,670           8,400          26,113
Net income (loss)                                     (2,553)         (4,505)         (3,753)          1,166          (9,645)
Net income (loss) per share
  - basic and diluted                                   (.18)           (.31)           (.26)            .08            (.66)

Net (loss) income per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts in 1998 and 1997 do not equal the total for the year because of rounding and stock issuances, as shown on the Consolidated Statement of Stockholders' Equity.

In the 1998 second and third quarter, the Company sold its Sandusky subsidiary and its Clear Shield subsidiary. As a result, the operating results of the two subsidiaries have been segregated from continuing operations and reported as a separate line item on the income statement under the heading discontinued operations. The 1998 first quarter has been restated to reflect results from discontinued operations. The effect of this change shows sales decreasing by $27.4 million; operating income decreasing by $.4 million.

In the 1998 second quarter, the Company recognized an unusual charge of $1.5 million (see Note 11). In the 1998 third quarter, the Company recognized an unusual charge of $148.6 million (see Note 11) and an extraordinary loss, net of income taxes, of $6,793, or $.46 dollars per share, for the 1998 third and fourth quarters.

Fiscal 1997 quarterly data have not been restated to reflect the results from discontinued operations. In the 1997 third quarter, the Company recognized an unusual charge of $3.5 million.

25.  SUBSEQUENT EVENTS

On May 10, 1999, the Court granted Viskase's motion to have the jury verdict as to the compensatory damages reinstated. Viskase filed its memorandum in support of enhanced damages and ANC is expected to file its response to Viskase's memorandum by June 18, 1999.

During June 1999, Viskase Corporation and Viskase Sales Corporation entered into two-year secured credit agreements consisting of a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), a $50 million senior term facility (Senior Term Facility), collectively the "Senior Secured Credit Facility," and $35 million of junior secured term loans (Junior Term Loans). The proceeds of the Senior Secured Credit Facility and the Junior Term Loans were used to repay the $55 million Senior Secured Notes outstanding and obligations outstanding under the Company's existing Revolving Credit Facility. The Senior Secured Credit Facility and the Junior Term Loans have a maturity date of June 30, 2001.

The Senior Secured Credit Facility is guaranteed by Viskase Companies, Inc. and Viskase Holding Corporation and is secured by a collateral pool (Collateral
Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property and intangible assets; (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Viskase Companies, Inc.'s significant domestic subsidiaries and 65% of the capital stock of Viskase Europe Limited and Viskase Brazil.

Borrowings under the Senior Revolving Credit Facility bear interest either at the bank's prime interest rate plus a margin of 75 basis points or the London Interbank Offered Rate (LIBOR) plus a margin of 275 basis points. The Senior Term Facility bears interest at either the bank's prime interest rate plus a margin of 125 basis points or LIBOR plus a margin of 325 basis points.

Fees on the outstanding amount of standby letters of credit are 2.25% per annum, with an issuance fee of 0.5% on the face amount of the letter of credit. The unused commitment fee for the Senior Revolving Credit Facility is 0.5% per annum.

The Senior Term Facility is payable in six equal quarterly principal payments of $1.786 million beginning on January 4, 2000. The remaining principal balance outstanding under the Senior Term Facility is payable on the June 30, 2001 maturity date.

In the event the Company has Surplus Cash (as defined) in any year, the Company is required to use an amount equal to 50% of the Surplus Cash to redeem Senior Term Facility obligations at par. The Company may elect, at its option, to prepay amounts due under the Senior Term Facility; such prepayments may be subject to a prepayment premium of 25 to 100 basis points of the principal amount redeemed depending on the source of funds used for such prepayment.

The $35 million of Junior Term Loans bear interest at an initial rate of 14% per annum, and increase .5% every six months thereafter, and mature on June 30, 2001. The Junior Term Loans are collateralized by the

Collateral Pool for the Senior Secured Credit Facility; however, the Junior Term Loans are subordinated to the obligations outstanding under the Senior Secured Credit Facility. D.P. Kelly and Associates L.P., which owns approximately 13% of the outstanding common stock of Viskase Companies, Inc. is a lender under the Junior Term Loans.

The Company's Senior Secured Credit Facility and Junior Term Loans contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to EBDIAT and a limitation on capital expenditures.

As of March 31, 1999, the Company is in compliance with the amended covenants under the Indenture and Amended and Restated Credit Agreement.

26.  SUBSIDIARY GUARANTORS

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

The following consolidating condensed financial data illustrate the composition of the combined Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above. Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors. Based on the book value and the market value of the pledged securities of Viskase Corporation, Viskase Sales Corporation and Viskase Films, Inc., these Subsidiary Guarantors do not constitute a substantial portion of the collateral and, therefore, the separate financial statements of these subsidiaries have not been provided. Separate unaudited interim financial statements of Viskase Holding Corporation are being filed within this report.

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

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998

                                                                       Guarantor      Nonguarantor                    Consolidated
                                                           Parent     Subsidiaries    Subsidiaries  Eliminations (1)    Total
                                                         ---------    ------------    ------------  ----------------  ------------
                                                                                     (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                                 $   1,675      $      97      $   7,256                     $   9,028
    Receivables and advances, net                          105,652         45,155         36,328      $(139,417)        47,718
    Inventories                                                            53,790         40,256           (818)        93,228
    Other current assets                                       530          6,466          8,341                        15,337
                                                         ---------      ---------      ---------      ---------      ---------

      Total current assets                                 107,857        105,508         92,181       (140,235)       165,311

Property, plant and equipment including
  those under capital lease                                    149        315,315        160,061                       475,525
  Less accumulated depreciation
    and amortization                                           147         96,212         49,321                       145,680
                                                         ---------      ---------      ---------      ---------      ---------
Property, plant and equipment, net                               2        219,103        110,740                       329,845

Deferred financing costs                                       920                           278                         1,198
Other assets                                                               32,363          2,352                        34,715
Investment in subsidiaries                                (129,351)        88,324                        41,027
                                                         ---------      ---------      ---------      ---------      ---------

Total assets                                             $ (20,572)     $ 445,298      $ 205,551      $ (99,208)     $ 531,069
                                                         =========      =========      =========      =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                                    $  13,031      $   3,089                     $  16,120
    Accounts payable and advances                        $      60        128,436         47,258      $(139,417)        36,337
    Accrued liabilities                                      5,340         40,495         16,484                        62,319
    Current deferred taxes                                     (39)         9,000           (151)                        8,810
                                                         ---------      ---------      ---------      ---------      ---------
      Total current liabilities                              5,361        190,962         66,680       (139,417)       123,586

Long-term debt including obligation
  under capital lease                                      274,262        111,842          2,776                       388,880

Accrued employee benefits                                                  45,510          2,605                        48,115
Deferred and noncurrent income taxes                        30,602        (26,762)        22,555                        26,395
Intercompany loans (1)                                    (274,890)       264,999          9,891

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,859,467 shares issued and
    outstanding                                                149              1         32,609        (32,610)           149
  Paid in capital                                          136,715         79,734         88,359       (168,093)       136,715
  Accumulated earnings (deficit)                          (197,454)      (225,621)       (24,557)       250,178       (197,454)
  Foreign currency translation
    adjustment                                               4,693          4,633          4,633         (9,266)         4,693
  Unearned restricted stock issued
    for future services                                        (10)                                                        (10)
                                                         ---------      ---------      ---------      ---------      ---------
    Total stockholders' equity (deficit)                   (55,907)      (141,253)       101,044         40,209        (55,907)
                                                         ---------      ---------      ---------      ---------      ---------

Total liabilities and stockholders' equity (deficit)     $ (20,572)     $ 445,298      $ 205,551      $ (99,208)     $ 531,069
                                                         =========      =========      =========      =========      =========


(1)  Elimination of intercompany receivables, payables and investment accounts.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 25, 1997

                                                                        Guarantor     Nonguarantor                   Consolidated
                                                          Parent       Subsidiaries   Subsidiaries  Eliminations (1)   Total
                                                         ---------     ------------   ------------  ---------------- ------------
                                                                                     (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                                 $  19,004      $     865      $   4,538                     $  24,407
    Receivables and advances, net                           59,223         58,201         44,221      $ (86,606)        75,039
    Inventories                                                            63,967         35,029         (1,194)        97,802
    Other current assets                                     1,746         12,612         10,928                        25,286
                                                         ---------      ---------      ---------      ---------      ---------

      Total current assets                                  79,973        135,645         94,716        (87,800)       222,534

Property, plant and equipment including
  those under capital lease                                    145        442,506        138,330                       580,981
  Less accumulated depreciation
    and amortization                                           119        113,672         32,064                       145,855
                                                         ---------      ---------      ---------      ---------      ---------
Property, plant and equipment, net                              26        328,834        106,266                       435,126

Deferred financing costs                                     4,100                           474                         4,574
Other assets                                                36,779          2,414                                       39,193
Investment in subsidiaries                                  53,619        120,824                      (174,443)
Excess reorganization value                                                79,595         32,831                       112,426
                                                         ---------      ---------      ---------      ---------      ---------

Total assets                                             $ 137,718      $ 701,677      $ 236,701      $(262,243)     $ 813,853
                                                         =========      =========      =========      =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                                    $  10,233      $   2,647                     $  12,880
    Accounts payable and advances                        $     121         86,514         41,706      $ (86,607)        41,734
    Accrued liabilities                                      5,836         46,595         19,158                        71,589
    Current deferred taxes                                                 10,581            (65)                       10,516
                                                         ---------      ---------      ---------      ---------      ---------
      Total current liabilities                              5,957        153,923         63,446        (86,607)       136,719

Long-term debt including obligation
  under capital lease                                      379,262        126,830          5,091                       511,183

Accrued employee benefits                                                  46,018          2,503                        48,521
Deferred and noncurrent income taxes                        13,084         (7,396)        20,822                        26,510
Intercompany loans (1)                                    (351,505)       339,995         11,510
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,753,442 shares issued and
    outstanding                                                148              3         32,738        (32,741)           148
  Paid in capital                                          136,183         88,816         88,280       (177,096)       136,183
  Accumulated earnings (deficit)                           (48,458)       (49,550)         9,273         40,277        (48,458)
  Foreign currency translation
    adjustment                                               3,098          3,038          3,038         (6,076)         3,098
  Unearned restricted stock issued
    for future services                                        (51)                                                        (51)
                                                         ---------      ---------      ---------      ---------      ---------
    Total stockholders' equity (deficit)                    90,920         42,307        133,329       (175,636)        90,920
                                                         ---------      ---------      ---------      ---------      ---------

Total liabilities and stockholders' equity (deficit)     $ 137,718      $ 701,677      $ 236,701      $(262,243)     $ 813,853
                                                         =========      =========      =========      =========      =========


(1)  Elimination of intercompany receivables, payables and investment accounts.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                   Guarantor     Nonguarantor                  Consolidated
                                                     Parent       Subsidiaries   Subsidiaries   Eliminations       Total
                                                    ---------     ------------   ------------   ------------   ------------
                                                                                     (in thousands)
NET SALES                                                          $ 249,933      $ 199,360      $ (40,124)    $ 409,169

COSTS AND EXPENSES
  Cost of sales                                                      195,267        153,197        (40,551)      307,913
  Selling, general and administrative               $   3,638         42,446         38,075                       84,159
  Amortization of intangibles and
    excess reorganization value                                        9,393          2,262                       11,655
  Unusual charge                                                     119,436         30,633                      150,069
                                                    ---------      ---------      ---------      ---------     ---------

OPERATING (LOSS) INCOME                                (3,638)      (116,609)       (24,807)           427      (144,627)

  Interest income                                       1,044             16            471                        1,531
  Interest expense                                     40,203          9,660          1,501                       51,364
  Intercompany interest expense (income)              (34,912)        32,728          2,184
  Management fees (income)                             (4,167)         2,947          1,220
  Other expense (income), net                              77           (326)         1,466                        1,217
  Equity loss (income) in subsidiary                  175,642         33,832                      (209,474)
                                                    ---------      ---------      ---------      ---------     ---------

(LOSS) INCOME BEFORE INCOME TAXES                    (179,437)      (195,434)       (30,707)       209,901      (195,677)
  Income tax provision (benefit)                        1,823        (18,952)         3,125                      (14,004)
                                                    ---------      ---------      ---------      ---------     ---------

NET (LOSS) INCOME FROM CONTINUING
  OPERATIONS                                         (181,260)      (176,482)       (33,832)       209,901      (181,673)

DISCONTINUED OPERATIONS:
Income from operations net of an income tax
  provision of $633                                                      413                                         413
Gain on disposal net of an income tax provision
  of $19,556                                           39,057                                                     39,057
                                                    ---------      ---------      ---------      ---------     ---------

NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM          (142,203)      (176,069)       (33,832)       209,901      (142,203)

EXTRAORDINARY (LOSS):
  on early extinguishment of debt
  net of income tax (benefit) of $(4,343)              (6,793)                                                    (6,793)
                                                    ---------      ---------      ---------      ---------     ---------

NET (LOSS) INCOME                                    (148,996)      (176,069)       (33,832)       209,901      (148,996)
                                                    ---------      ---------      ---------      ---------     ---------

  Other comprehensive (loss) income, net of tax
  Foreign currency translation adjustments                973            973            973         (1,946)          973
                                                    ---------      ---------      ---------      ---------     ---------

COMPREHENSIVE (LOSS) INCOME                         $(148,023)     $(175,096)     $ (32,859)     $ 207,955     $(148,023)
                                                    =========      =========      =========      =========     =========

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                               Guarantor    Nonguarantor              Consolidated
                                                                  Parent      Subsidiaries  Subsidiaries Eliminations     Total
                                                                ---------     ------------  ------------ ------------ ------------
                                                                                          (in thousands)
Net cash provided by (used in) operating activities             $(143,749)     $ 107,144      $  18,172               $ (18,433)

Cash flows from investing activities:
  Capital expenditures                                                 (4)       (23,688)       (11,662)                (35,354)
  Proceeds from disposition of assets                             163,767            448             21                 164,236
                                                                ---------      ---------      ---------    ---------  ---------
      Net cash provided by (used in) investing activities         163,763        (23,240)       (11,641)                128,882

Cash flows from financing activities:
  Issuance of common stock                                            574                                                   574
  Proceeds from revolving loan and long term borrowings                                           1,475                   1,475
  Deferred financing costs                                           (605)                                                 (605)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                     (105,000)        (9,676)        (3,497)               (118,173)

Premium on early extinguishment of debt                            (8,927)                                               (8,927)
  Increase (decrease) in
    Viskase Companies, Inc. loan and advances                      76,615        (74,996)        (1,619)
                                                                ---------      ---------      ---------    ---------  ---------
      Net cash (used in) financing activities                     (37,343)       (84,672)        (3,641)               (125,656)
Effect of currency exchange rate changes on cash                                                   (172)                   (172)
                                                                ---------      ---------      ---------    ---------  ---------
Net increase (decrease) in cash and equivalents                   (17,329)          (768)         2,718                 (15,379)
Cash and equivalents at beginning of period                        19,004            865          4,538                  24,407
                                                                ---------      ---------      ---------    ---------  ---------
Cash and equivalents at end of period                           $   1,675      $      97      $   7,256               $   9,028
                                                                =========      =========      =========    =========  =========

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 25, 1997

                                                               Guarantor      Nonguarantor                   Consolidated
                                                    Parent    Subsidiaries    Subsidiaries    Eliminations       Total
                                                    ------    ------------    ------------    ------------   ------------
                                                                                (in thousands)

NET SALES                                                       $299,032        $241,701        $(42,400)       $498,333

COSTS AND EXPENSES
  Cost of sales                                                  224,895         184,255         (42,406)        366,744
  Selling, general and administrative              $  5,280       44,333          42,109                          91,722
  Amortization of intangibles and
    excess reorganization value                                   10,933           3,205                          14,138
Unusual charge                                                     3,500                                           3,500
                                                   --------     --------        --------        --------        --------

OPERATING (LOSS) INCOME                              (5,280)      15,371          12,132               6          22,229

  Interest income                                       729                          687                           1,416
  Interest expense                                   43,270       10,838           1,509                          55,617
  Intercompany interest expense (income)            (40,402)      37,384           3,018
  Management fees (income)                           (4,692)       3,489           1,203
  Other expense (income), net                           793       (3,135)          4,400               6           2,064
  Equity loss (income) in subsidiary                  7,500       (1,403)                         (6,097)
                                                   --------     --------        --------        --------        --------


(LOSS) INCOME BEFORE INCOME TAXES                   (11,020)     (31,802)          2,689           6,097         (34,036)
  Income tax provision (benefit)                     (1,375)     (23,585)          1,286                         (23,674)
                                                   --------     --------        --------        --------        --------

NET (LOSS) INCOME FROM CONTINUING
  OPERATIONS                                         (9,645)      (8,217)          1,403           6,097         (10,362)

DISCONTINUED OPERATIONS:
Income from discontinued operations
  net of income tax provision of $1,374                              717                                             717
                                                   --------     --------        --------        --------        --------

NET (LOSS) INCOME                                    (9,645)      (7,500)          1,403           6,097          (9,645)
                                                   --------     --------        --------        --------        --------

  Other comprehensive (loss) income, net of tax
  Foreign currency translation adjustments           (2,566)      (2,566)         (2,566)          5,132          (2,566)
                                                   --------     --------        --------        --------        --------

COMPREHENSIVE (LOSS) INCOME                        $(12,211)    $(10,066)       $ (1,163)       $ 11,229        $(12,211)
                                                   ========     ========        ========        ========        ========

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 25, 1997

                                                                       Guarantor     Nonguarantor                 Consolidated
                                                             Parent   Subsidiaries   Subsidiaries    Eliminations     Total
                                                             ------   ------------   ------------    ------------     -----
                                                                                    (in thousands)

Net cash provided by (used in) operating activities        $(16,544)    $ 30,954       $  (8,764)                   $   5,646

Cash flows from investing activities:
  Capital expenditures                                          (12)     (40,434)        (17,433)                     (57,879)
  Proceeds from disposition of assets                                     17,689          24,178                       41,867
                                                            -------     --------       ---------       ----------   ---------
      Net cash provided by (used in) investing activities       (12)     (22,745)          6,745                      (16,012)

Cash flows from financing activities:
  Issuance of common stock                                    1,127                                                     1,127
  Proceeds from revolving loan and
    long term borrowings                                                                   2,814                        2,814
  Deferred financing costs                                     (523)                                                     (523)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                              (7,182)         (2,308)                      (9,490)
  Increase (decrease) in
    Viskase Companies, Inc. loan and advances                 9,171                       (9,171)
                                                            -------     --------       ---------       ----------   ---------
      Net cash provided by (used in) financing activities     9,775       (7,182)         (8,665)                      (6,072)
Effect of currency exchange rate changes on cash                                            (949)                        (949)
                                                            -------     --------       ---------       ----------   ---------
Net increase (decrease) in cash and equivalents              (6,781)       1,027         (11,633)                     (17,387)
Cash and equivalents at beginning of period                  25,785         (162)         16,171                       41,794
                                                            -------     --------       ---------       ----------   ---------
Cash and equivalents at end of period                       $19,004     $    865       $   4,538                    $  24,407
                                                            =======     ========       =========       ==========   =========

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 26, 1996

                                                                Guarantor        Nonguarantor                    Consolidated
                                                    Parent     Subsidiaries      Subsidiaries     Eliminations       Total
                                                    ------     ------------      ------------     ------------       -----
                                                                                   (in thousands)

NET SALES                                                         $301,796          $273,435        $(40,811)       $534,420

COSTS AND EXPENSES
  Cost of sales                                                    225,399           207,520         (41,698)        391,221
  Selling, general and administrative              $  4,973         42,887            44,188                          92,048
  Amortization of intangibles and
    excess reorganization value                                     10,933             3,387                          14,320
  Unusual charge
                                                   --------       --------          --------        --------        --------

OPERATING (LOSS) INCOME                              (4,973)        22,577            18,340             887          36,831

  Interest income                                     1,061                              507                           1,568
  Interest expense                                   43,504         12,706             2,248                          58,458
  Intercompany interest expense (income)            (40,596)        37,394             3,202
  Management fees (income)                           (7,226)         5,704             1,522
  Other expense (income), net                           850            276             1,579                           2,705
  Equity loss (income) in subsidiary                 13,411         (5,538)                           (7,873)
                                                   --------       --------          --------        --------        --------


(LOSS) INCOME BEFORE INCOME TAXES                   (13,855)       (27,965)           10,296           8,760         (22,764)
  Income tax provision (benefit)                       (173)       (12,769)            4,758                          (8,184)
                                                   --------       --------          --------        --------        --------

NET (LOSS) INCOME FROM
  CONTINUING OPERATIONS                             (13,682)       (15,196)            5,538           8,760         (14,580)

DISCONTINUED OPERATIONS:
Income from discontinued operations
  net of income tax provision of $1,484                                898                                               898
                                                   --------       --------          --------        --------        --------

NET (LOSS) INCOME                                   (13,682)       (14,298)            5,538           8,760         (13,682)
                                                   --------       --------          --------        --------        --------

  Other comprehensive (loss) income, net of tax
  Foreign currency translation adjustments               48             48                48             (96)             48
                                                   --------       --------          --------        --------        --------

COMPREHENSIVE (LOSS) INCOME                        $(13,634)      $(14,250)         $  5,586        $  8,664        $(13,634)
                                                   ========       ========          ========        ========        ========

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 26, 1996


                                                                           Guarantor     Nonguarantor                Consolidated
                                                               Parent     Subsidiaries   Subsidiaries   Eliminations     Total
                                                               ------     ------------   ------------   ------------     -----
                                                                                       (in thousands)

Net cash provided by (used in) operating activities          $(14,896)     $  30,440       $40,780                     $ 56,324

Cash flows from investing activities:
  Capital expenditures                                             (4)       (27,496)       (9,573)                     (37,073)
  Proceeds from disposition of assets                             136          1,767           453                        2,356
                                                             --------      ---------       -------      ------------   --------
      Net cash provided by (used in) investing activities         132        (25,729)       (9,120)                     (34,717)

Cash flows from financing activities:
  Issuance of common stock                                        153                                                       153
  Proceeds from revolving loan and
    long term borrowings                                                       1,130         1,056                        2,186
  Deferred financing costs                                       (142)                                                     (142)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                                  (6,489)       (5,216)                     (11,705)
  Increase (decrease) in Viskase Companies, Inc.
    loan and advances                                          22,525                      (22,525)
                                                             --------      ---------       -------      ------------   --------
      Net cash provided by (used in) financing activities      22,536         (5,359)      (26,685)                      (9,508)
Effect of currency exchange rate changes on cash                                              (630)                        (630)
                                                             --------      ---------       -------      ------------   --------
Net increase (decrease) in cash and equivalents                 7,772           (648)        4,345                       11,469
Cash and equivalents at beginning of period                    18,013            486        11,826                       30,325
                                                             --------      ---------       -------      ------------   --------
Cash and equivalents at end of period                        $ 25,785      $    (162)      $16,171                     $ 41,794
                                                             ========      =========       =======      ============   ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Viskase Companies, Inc.

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Viskase Holding Corporation and subsidiaries at December 31, 1998 and December 25, 1997, and the results of their operations and their cash flows for the periods December 26, 1997 to December 31, 1998, December 27, 1996 to December 25, 1997, and December 29, 1995 to December 26, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP




Chicago, Illinois
April 15, 1999, except as to the information presented in Note 18 for which the date is June 15, 1999.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,      December 25,
                                                             1998              1997
                                                          ----------        ----------
                                                                 (in thousands)

ASSETS
 Current assets:
   Cash and equivalents                                   $    7,256        $    4,538
   Receivables, net                                           30,462            38,081
   Receivables, affiliates                                    51,906            51,796
   Inventories                                                40,256            35,029
   Other current assets                                        8,341            10,928
                                                          ----------        ----------
     Total current assets                                    138,221           140,372

 Property, plant and equipment                               160,061           138,330
   Less accumulated depreciation                              49,321            32,064
                                                          ----------        ----------
   Property, plant and equipment, net                        110,740           106,266

 Deferred financing costs                                        278               474
 Other assets                                                  2,351             2,414
 Excess reorganization value                                                    32,831
                                                          ----------        ----------
         Total Assets                                     $  251,590        $  282,357
                                                          ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Short-term debt including current
     portion of long-term debt                            $    3,089        $    2,647
   Accounts payable                                           13,998            15,438
   Accounts payable and advances, affiliates                  37,956            34,210
   Accrued liabilities                                        16,484            19,158
   Current deferred income taxes                                (151)              (65)
                                                          ----------        ----------
     Total current liabilities                                71,376            71,388

 Long-term debt                                                2,776             5,091

 Accrued employee benefits                                     2,605             2,503
 Deferred and noncurrent income taxes                         22,555            20,822
 Intercompany loans                                           47,901            49,520

 Commitments and contingencies

 Stockholders' equity:
   Common stock, $1.00 par value,
     1,000 shares authorized;
     100 shares issued and outstanding
   Paid in capital                                           103,463           103,463
   Accumulated earnings (deficit)                             (3,755)           26,496
   Foreign currency translation adjustment                     4,669             3,074
                                                          ----------        ----------
     Total stockholders' equity                              104,377           133,033
                                                          ----------        ----------
         Total Liabilities and Stockholders' Equity       $  251,590        $  282,357
                                                          ==========        ==========




The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           53 weeks              52 weeks            52 weeks
                                                         December 26,          December 27,        December 29,
                                                            1997 to               1996 to             1995 to
                                                         December 31,          December 25,        December 26,
                                                             1998                  1997                1996
                                                           --------              --------           ---------
                                                                             (in thousands)


NET SALES                                                  $199,360              $241,701           $ 273,435


COSTS AND EXPENSES
  Cost of sales                                             153,197               184,255             207,520
  Selling, general and administrative                        32,035                36,604              38,386
  Amortization of intangibles and
    excess reorganization value                               2,262                 3,205               3,387
  Unusual charge                                             30,633
                                                           --------              --------           ---------

OPERATING (LOSS) INCOME                                     (18,767)               17,637              24,142

  Interest income                                               471                   687                 507
  Interest expense                                            1,501                 1,509               2,248
  Intercompany interest expense                               2,184                 3,018               3,202
  Management fees                                             1,220                 1,203               1,522
  Other expense, net                                          1,466                 3,400               1,579
                                                           --------              --------           ---------

(LOSS) INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                        (24,667)                9,194              16,098

  Income tax provision                                        5,584                 3,850               7,046
                                                           --------              --------           ---------

NET (LOSS) INCOME                                           (30,251)                5,344               9,052
                                                           --------              --------           ---------

Other comprehensive (loss) income, net of tax
  Foreign currency translation adjustments                      973                (2,566)                 62
                                                           --------              --------           ---------

COMPREHENSIVE LOSS                                         $(29,278)             $  2,778           $   9,114
                                                           ========              ========           =========



The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY





                                                                                             Foreign
                                                                               Accumu-      Currency         Total
                                                Common        Paid in           lated      Translation      Equity/
                                                 Stock        Capital         (Deficit)     Adjustment     (Deficit)
                                                 -----        -------         ---------     ----------     ---------
                                                                           (in thousands)


Balance December 28, 1995                         --         $103,463        $12,100         $ 7,179       $122,742
Net income                                                      9,052                          9,052
Other comprehensive income                                                                       102            102
                                                          -----------     ----------         -------      ---------
Balance December 26, 1996                         --          103,463         21,152           7,281        131,896
Net income                                                      5,344                          5,344
Other comprehensive (loss)                                                                    (4,207)        (4,207)
                                                          -----------     ----------       ---------    -----------
Balance December 25, 1997                         --          103,463         26,496           3,074        133,033
Net (loss)                                                    (30,251)                       (30,251)
Comprehensive (loss)                              --                                           1,595          1,595
                                                          -----------     ----------         -------     ----------
Balance December 31, 1998                         --         $103,463        $(3,755)        $ 4,669       $104,377
                                                             ========        =======          ======       ========




The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   December 26,  December 27,  December 29,
                                                                     1997 to      1996 to       1995 to
                                                                   December 31,  December 25,  December 26,
                                                                      1998          1997          1996
                                                                    --------      --------      --------
                                                                               (in thousands)

Cash flows from operating activities:
  Net (loss) income                                                 $(30,251)     $  5,344      $  9,052
  Adjustments to reconcile net (loss) income to net cash
    provided (used in) by operating activities:
    Depreciation                                                      11,761        10,286        10,687
    Amortization of intangibles and excess reorganization value        2,262         3,205         3,387
    Amortization of deferred financing fees and discount                 196           201           227
    Bad debt provision                                                   573           449           484
    (Decrease) Increase in deferred and noncurrent income taxes          672        (1,307)          393
    Impairment of excess reorganization value                         30,633
    Loss (gain) on disposition of assets                                 336          (372)          (39)
    Changes in operating assets and liabilities:
      Receivables                                                      9,453         2,268        10,594
      Receivables, affiliates                                        (10,527)       (4,270)       (1,802)
      Inventories                                                     (4,013)       (6,177)         (743)
      Other current assets                                             2,696        (1,757)       (1,787)
      Accounts payable and accrued liabilities                        (6,053)       (2,364)        9,681
      Accounts payable and advances, affiliates                       10,383       (14,861)          860
      Other                                                               51          (409)         (214)
                                                                    --------      --------      --------
    Total adjustments                                                 48,423       (15,108)       31,728
                                                                    --------      --------      --------
      Net cash provided by (used in) operating activities             18,172        (9,764)       40,780
Cash flows from investing activities:
  Capital expenditures                                               (11,662)      (17,433)       (9,573)
  Proceeds from disposition of assets                                     21        25,178           453
                                                                    --------      --------      --------
      Net cash provided by (used in) investing activities            (11,641)        7,745        (9,120)
Cash flows from financing activities:
  Proceeds from revolving loan and long-term borrowings                1,475         2,814         1,056
  Repayment of revolving loan and long-term borrowings                (3,497)       (2,308)       (5,216)
  (Decrease) in Viskase Companies, Inc. loan and advances             (1,619)       (9,171)      (22,525)
                                                                    --------      --------      --------
      Net cash (used in) financing activities                         (3,641)       (8,665)      (26,685)
Effect of currency exchange rate changes on cash                        (172)         (949)         (630)
                                                                    --------      --------      --------
Net increase (decrease) in cash and equivalents                        2,718       (11,633)        4,345
Cash and equivalents at beginning of period                            4,538        16,171        11,826
                                                                    --------      --------      --------
Cash and equivalents at end of period                               $  7,256      $  4,538      $ 16,171
                                                                    ========      ========      ========

Supplemental cash flow information:
  Interest paid                                                     $    160      $    212      $    791
  Income taxes paid                                                 $  2,357      $  4,882      $  1,209

Supplemental schedule of noncash investing and financing activities:

Fiscal 1996
Viskase Corporation transferred equipment totaling $441 to Viskase de Mexico S.A. de C.V.

Fiscal 1997
Viskase Corporation transferred equipment totaling $536 to Viskase S.A. Viskase de Mexico S.A. de C.V. transferred equipment totaling $213 to Viskase Corporation.

Fiscal 1998
Viskase Corporation transferred equipment totaling $1,631 to Viskase Brasil Embalagens Ltda.
Viskase Corporation transferred equipment totaling $389 to Viskase (U.K.)
Limited.
Viskase Corporation transferred equipment totaling $30 to Viskase Canada Inc. Viskase Canada Inc. transferred equipment totaling $179 to Viskase Corporation.

The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  GENERAL

Viskase Holding Corporation is a wholly owned subsidiary of Viskase Corporation (Viskase). Viskase, in turn, is a wholly owned subsidiary of Viskase Companies, Inc. , the "Company". Viskase Holding Corporation serves as the direct or indirect parent company for the majority of Viskase's non-domestic operations. These subsidiaries are as follows:

Name of Subsidiary                          Parent of Subsidiary                   Country of Business
--------------------------------            ---------------------------            -------------------
Viskase (Chile) Embalagens Ltda.            Viskase Holding Corporation            Chile
Viskase Brasil Embalagens Ltda.             Viskase Holding Corporation            Brazil
Viskase Europe Limited                      Viskase Holding Corporation            United Kingdom
Viskase S.A.                                Viskase Europe Limited                 France
Viskase Gmbh                                Viskase S.A.                           Germany
Viskase SPA                                 Viskase S.A.                           Italy
Viskase Canada Inc.                         Viskase S.A.                           Canada
Viskase Holdings Limited                    Viskase S.A.                           United Kingdom
Filmco International Limited                Viskase Holdings Limited               United Kingdom
Viskase Limited                             Viskase Holdings Limited               United Kingdom
Viskase (UK) Limited                        Viskase Limited                        United Kingdom
Viskase Ireland                             Viskase Limited                        Ireland
Envirodyne S.A.R.L.                         Viskase (UK) Limited                   France

Viskase Holding Corporation conducts its operations through its subsidiaries and, for the most part, has no assets or liabilities other than its investments, accounts receivable and payable with affiliates, and intercompany loan and advances. As used herein, "Holding" means Viskase Holding Corporation and its subsidiaries.


2.  NATURE OF BUSINESS

Holding's subsidiaries manufacture food packaging products. The operations of these subsidiaries are primarily in Europe and South and North America. Through its subsidiaries, the Company is a leading producer of cellulosic casings used in preparing and packaging processed meat products and is a major producer of heat shrinkable plastic bags and specialty films for packaging and preserving fresh and processed meat products, poultry and cheeses.

International Operations

Holding's subsidiaries have six manufacturing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Lindsay, Ontario, Canada; Newton Aycliffe, England; Swansea, Wales and Guarulhos, Brazil.

International sales and operations may be subject to various risks including, but not limited to, possible unfavorable exchange rate fluctuations, political instability, governmental regulations (including import and export controls), restrictions on currency repatriation, embargoes, labor relations laws and the possibility of governmental expropriation. Holding's foreign operations generally are subject to taxes on the repatriation of funds.

International operations in certain parts of the world may be subject to international balance of payments difficulties which may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Holding believes that its subsidiaries' allowance for doubtful accounts makes adequate provision for the collectibility of its receivables. Management believes that growth potential exists for many of Viskase's products outside the United States and that Viskase is well positioned to participate in these markets.

Sales and Distribution

Holding's subsidiaries' principal markets are in Europe, Latin America, North America and Asia Pacific.

In Europe, Holding's subsidiaries operate casings service centers in Caronno, Italy, and Pulheim, Germany. Holding also operates a service center in Guarulhos, Brazil. These service centers provide finishing, inventory and delivery services to customers. Holding operates distribution centers in Santiago, Chile; Dublin, Ireland; and Warsaw, Poland. The subsidiaries also use outside distributors to market their products to customers in Europe, Africa, Middle East Asia and Latin America.

Competition

From time to time, Holding's subsidiaries experience reduced market share or reduced profits due to price competition.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of presentation

Effective in 1990 Viskase Companies, Inc. adopted a 52/53 week fiscal year ending on the last Thursday of December.

(B)  Principles of consolidation

The consolidated financial statements reflect the accounts of Holding. All significant intercompany transactions and balances between and among Holding have been eliminated in the consolidation.

(C)  Reclassifications

Reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.

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

(E) Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $964 and $37 of short-term investments at December 31, 1998 and December 25, 1997, respectively.

(F)  Inventories

Inventories, primarily foreign, are valued at the lower of first-in, first-out
(FIFO) cost or market.

(G) Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 2 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in other income/expense.

(H) Deferred financing costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

(I)  Excess reorganization value, net

Excess reorganization value is amortized on the straight-line method over 15 years. During 1998, based on an evaluation of long-lived assets, Holding wrote off the balance of $30.6 million for the excess reorganization value. Accumulated amortization of excess reorganization value totaled $32.8 million at December 25, 1997.

(J)  Long-lived assets

The Company continues to evaluate, on a consolidated basis, the recoverability of property, plant and equipment and patent value based on operating performance and consolidated undiscounted cash flows of the operating business units. Impairment will be recognized when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the assets' fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least once a year.

(K) Pensions and other postretirement benefits

Holding's operations in Europe have defined benefit retirement plans covering substantially all salaried and full time hourly employees. Pension cost is computed using the projected unit credit method.

Holding's funding policy is consistent with funding requirements of the applicable foreign laws and regulations.

(L)  Income taxes

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

(M)  Comprehensive income

During 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose comprehensive income in addition to net income. Comprehensive income includes all other non-shareholder changes in equity. As of December 31, 1998, all such changes in equity resulted from changes in foreign currency translation adjustments.

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

(P)  Segment reporting

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which has had no effect on Holding's financial reporting.


4.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $644 and $851 at December 31, 1998, and at December 25, 1997, respectively.


5.  INVENTORIES (dollars in thousands)

Inventories consisted of:

                     December 31,    December 25,
                        1998            1997
                      -------         -------

Raw materials         $ 3,347         $ 4,418
Work in process        14,302          10,511
Finished products      22,607          20,100
                      -------         -------
                      $40,256         $35,029
                      =======         =======

Inventories were net of reserves for obsolete and slow moving inventory of $798 and $1,583 at December 31, 1998 and December 25, 1997, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                  December 31,   December 25,
                                      1998           1997
                                   ----------     ----------

Property, plant and equipment:
  Land and improvements            $    3,498     $    3,372
  Buildings and improvements           25,431         24,124
  Machinery and equipment             127,912        102,893
  Other                                 3,220          7,941
                                   ----------     ----------
                                   $  160,061     $  138,330
                                   ==========     ==========

Maintenance and repairs charged to costs and expenses for 1998, 1997, and 1996 aggregated $6,039, $7,139 and $8,374, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of land and improvements range from 15 to 30 years; building and improvements range from 10 to 32 years; and machinery and equipment range from 2 to 15 years.


7.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:

                                      December 31,   December 25,
                                          1998           1997
                                       ----------     ----------

Compensation and employee benefits     $    8,637     $    9,225
Taxes                                       2,184          2,527
Accrued volume and sales discounts          3,311          3,281
Inventory received not billed                 931            604
Other                                       1,421          3,521
                                       ----------     ----------
                                       $   16,484     $   19,158
                                       ==========     ==========


8.  DEBT OBLIGATIONS (dollars in thousands)

As discussed in Subsequent Events (refer to Note 18), the Company entered into a $100,000 Senior Secured Credit Facility and $35,000 of Junior Term Loans in June 1999. The proceeds were used to redeem the 12% Senior Secured Notes.

On June 20, 1995, Viskase Companies, Inc. completed the sale of $160,000 aggregate principal amount of senior secured notes (Senior Secured Notes) to certain institutional investors in a private placement. The senior secured notes were issued pursuant to an indenture dated June 20, 1995 (Indenture) and consist of (i) $151,500 of 12% Senior Secured Notes due 2000 and (ii) $8,500 of Floating Rate Senior Secured Notes due 2000 (collectively, the Senior Secured Notes). Viskase Companies, Inc. used the net proceeds of the offering primarily to (i) repay the Company's $86,125 domestic term loan, (ii) repay the $68,316 of obligations under the Company's domestic and foreign revolving loans and
(iii) pay transaction fees and expenses. Concurrently with the June 20, 1995 placement, Viskase Companies, Inc. entered into a new $20,000 domestic revolving credit facility (Revolving Credit Facility) and a new $28,000 letter of credit facility (Letter of Credit Facility). The Senior Secured Notes and the obligations under the existing Revolving Credit Facility and the Letter of Credit Facility are guaranteed by Viskase Companies, Inc.'s significant domestic subsidiaries and collateralized by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Viskase Companies, Inc.'s significant domestic subsidiaries and

65% of the capital stock of Viskase Europe Limited. Such guarantees and security are shared by the holders of the Senior Secured Notes and the holders of the obligations under the Revolving Credit Facility on a pari passu basis pursuant to an intercreditor agreement. Pursuant to such intercreditor agreement, the security interest of the holders of the obligations under the Letter of Credit Facility has priority over all other liens in the Collateral Pool. In August 1998, the Company redeemed $105,000 of aggregate principal amount of its 12% Senior Secured Notes using the proceeds from the completed divestiture of the capital stock of Clear Shield. The $55,000 aggregate principal amount of Senior Secured Notes to certain institutional investors are still outstanding at December 31, 1998. (Refer to Note 18)

The $151,500 tranche of Senior Secured Notes bears interest at a rate of 12% per annum and the $8,500 tranche bears interest at a rate equal to the six month London Interbank Offered Rate (LIBOR) plus 575 basis points. The current interest rate on the floating rate tranche is approximately 11.7%. The interest rate on the floating rate tranche is reset semi-annually on June 15 and December 15. Interest on the Senior Secured Notes is payable each June 15 and December 15.

On June 15, 1999, $55,000 of the aggregate principal amount of the Senior Secured Notes is subject to a mandatory redemption. (Refer to Note 18)

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

Outstanding short-term and long-term debt consisted of:

                                                           December 31,   December 25,
                                                               1998           1997
                                                            ----------     ----------

Short-term debt and current maturity of long-term debt:
  Current maturity of Viskase Limited Term Loan (3.2%)      $    1,742     $    1,629
  Other                                                          1,347          1,018
                                                            ----------     ----------
  Total short-term debt                                     $    3,089     $    2,647
                                                            ==========     ==========

Long-term debt:
  Viskase Limited Term Loan (3.2%)                          $      868     $    2,443
  Other                                                          1,908          2,648
                                                            ----------     ----------
  Total long-term debt                                      $    2,776     $    5,091
                                                            ==========     ==========

The fair value of the Company's debt obligation is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. The fair values of debt obligations approximate their carrying values.

Aggregate maturities of remaining long-term debt for each of the next five fiscal years are:

                                                           Total
                                                        ----------

1999                                                    $    3,093
2000                                                         1,593
2001                                                           655
2002                                                           358
2003                                                           105

9.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, are:

1999                                                        $  1,170
2000                                                             782
2001                                                             504
2002                                                             363
2003                                                             346
Total thereafter
                                                            --------
Total minimum lease payments                                $  3,165
                                                            ========

Total rent expense during 1998, 1997 and 1996 amounted to $2,031, $2,549 and $2,905, respectively.

10.  RETIREMENT PLANS (dollars in thousands)

Holding maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1998, 1997 and 1996 was $1,431, $1,216 and $1,972, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,106; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,503.

Holding's postretirement benefits are not material.

11.  CONTINGENCIES (dollars in thousands)

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multilayer barrier shrink film products was infringing various Viskase patents relating to multilayer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

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

On August 19, 1998, the Court granted Viskase's motion for partial summary judgment finding that ANC's use of the "Affinity" brand resin infringed Viskase's patents. The Court also reinstated the permanent injunction. Patent validity and infringement having been established, the remaining issues for trial are whether ANC willfully infringed Viskase's patents by using "Affinity" brand resin and the determination of the amount of compensatory damages. Viskase filed a motion to have the jury verdict as to compensatory damages reinstated. ANC filed a motion to dismiss the lawsuit claiming that Viskase's patents are invalid and Viskase failed to join an indispensable party to the lawsuit. On May 10, 1999, the Court granted Viskase's motion to have the jury verdict as to the compensatory damages reinstated. Viskase filed its memorandum in support of enhanced damages and ANC is expected to file its response to Viskase's memorandum by June 18, 1999.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to the challenge of the first patent, on September 25, 1998, the USPTO, after initially rejecting Viskase's claims, gave notice of its intent to reissue Viskase's patent in its entirety. ANC filed another request for reexamination of the patent, which has the effect of staying the reissuance. The USPTO initially rejected Viskase's claims to which Viskase is preparing its reponse. With respect to the challenge of the second patent, the USPTO, after initially rejecting Viskase's claims, withdrew the rejection in view of Viskase's response and raised new grounds of rejection. Viskase is preparing a response to the new grounds of rejection. If the USPTO ultimately disallows the claims of the second Viskase patent, the effect upon the Court action will not be significant. If Viskase's motion to reinstate the damages is denied, Viskase expects the trial on damages to occur during the second half of 1999 or early 2000.

On May 3, 1999, ANC commenced legal action in the Federal District Court for the Northern District of Illinois seeking declaratory relief that Viskase's second patent is invalid. ANC also filed a motion to consolidate the new action with the existing suit. Viskase is preparing an answer to ANC's complaint and has filed its response to ANC's motion to consolidate.

The Company expects ANC to vigorously contest these matters in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through December 31, 1998, $4,644 thousand in patent defense costs have been accrued and capitalized.

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. Viskase is cooperating fully with the investigation.

The Company and its subsidiaries are involved in other various legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

12.  UNUSUAL CHARGES

During the third quarter of 1998, due to the business conditions leading to the Viskase plan of restructuring, the Company evaluated, on a consolidated basis, the recoverability of long-lived assets including property, plant and equipment, patents and excess reorganization. Based upon the analysis, the Company recognized an impairment because the estimated consolidated undiscounted future cash flows derived from long-lived assets were determined to be less than their carrying value. The amount of the impairment was calculated using the present value of the Company's estimated future net cash flows to determine the assets' fair value. Based on this analysis, the Company recognized an impairment charge of $91.2 million for excess reorganization, of which $30.6 million related to Holding. In addition, the Viskase plan of restructuring resulted in an allowance of $5.6 million recorded for the decommissioning of foreign operations. During fiscal 1998, $2.8 million was charged against the reserve.

13.  INCOME TAXES (dollars in thousands)

The provision (benefit) for income taxes consisted of:

                     December 26,    December 27,    December 29,
                        1997 to         1996 to        1995 to
                     December 31,    December 25,    December 26,
                         1998            1997            1996
                      ----------      ----------      ----------

Current:
  Federal             $    2,087      $    2,159      $    1,909
  Foreign                  2,401           2,593           4,365
  State and local            372             405             379
                      ----------      ----------      ----------
                           4,860           5,157           6,653
                      ----------      ----------      ----------
Deferred:
  Federal                     --              --              --
  Foreign                    724          (1,307)            393
  State and local             --              --              --
                      ----------      ----------      ----------
                             724          (1,307)            393
                      ----------      ----------      ----------
                      $    5,584      $    3,850      $    7,046
                      ==========      ==========      ==========

A reconciliation from the statutory federal tax rate to the consolidated effective tax rate follows:

                                                              December 26,   December 27,  December 29,
                                                               1997 to        1996 to        1995 to
                                                              December 31,   December 25,  December 26,
                                                                 1998           1997          1996
                                                               --------       --------      --------

Statutory federal tax rate                                         35.0%          35.0%         35.0%
Increase (decrease) in tax rate due to:
  State and local taxes net of related federal tax benefit         (1.0)           2.9           1.5
  Net effect of taxes relating to foreign operations              (56.2)           3.8           7.9
  Other                                                             (.4)            .2           (.6)
                                                               --------       --------      --------
Consolidated effective tax rate                                   (22.6)%         41.9%         43.8%
                                                               ========       ========      ========


Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1998 and 1997 are as follows:


                                                                                1998
                                                  ---------------------------------------------------------------
                                                      Temporary Difference                  Tax Effected
                                                  -----------------------------     -----------------------------
                                                  Deferred Tax     Deferred Tax     Deferred Tax     Deferred Tax
                                                     Assets         Liabilities        Assets         Liabilities
                                                  ------------     ------------     ------------     ------------

Depreciation basis differences                                       $58,112                          $22,377
Pension and healthcare                                                 1,208                              444
Other accruals, reserves, and other                  $2,086              881            $784              367
                                                     ------          -------            ----         --------
                                                     $2,086          $60,201            $784          $23,188
                                                     ======          =======            ====          =======

At December 31, 1998, the Company had $15,922 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

                                                                                1997
                                                  ---------------------------------------------------------------
                                                      Temporary Difference                  Tax Effected
                                                  -----------------------------     -----------------------------
                                                  Deferred Tax     Deferred Tax     Deferred Tax     Deferred Tax
                                                     Assets         Liabilities        Assets         Liabilities
                                                  ------------     ------------     ------------     ------------

Depreciation basis differences                                       $63,853                           $ 22,823
Pension and healthcare                                                 1,537                                551
Other accruals, reserves, and other                  $7,776              441           $2,844               227
                                                     ------          -------           ------          --------
                                                     $7,776          $65,831           $2,844          $ 23,601
                                                     ======          =======           ======          ========

At December 25, 1997, the Company had $19,173 of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

Domestic earnings after extraordinary gain or loss and before income taxes were approximately $6,039, $6,505 and $6,156 in 1998, 1997 and 1996, respectively.
Foreign (loss) earnings before income taxes were approximately $(30,707), $2,689 and $9,942 in 1998, 1997 and 1996, respectively.


14.  COMPREHENSIVE INCOME

The following sets forth the components of other comprehensive income (loss) and the related income tax provision (benefit):

                                                          December 26,        December 27,      December 29,
                                                              1997                1996              1995
                                                               to                  to                to
                                                          December 31,        December 25,      December 26,
                                                              1998                1997              1996
                                                          ------------        ------------      ------------

Foreign currency translation adjustment (1)                   $973              $(2,566)            $62

(1) Net of related tax provision (benefit) of $622, $(1,641) and $40 for fiscal years ended 1998, 1997 and 1996, respectively.


15.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs are expensed as incurred and totaled $1,452, $1,368 and $1,282, for 1998, 1997, and 1996, respectively.


16.  RELATED PARTY TRANSACTIONS (dollars in thousands)

Intercompany loans and advances:

                                                        December 31, December 25,
                                                           1998         1997
                                                         --------     --------

Viskase Europe Limited 12% promissory note due to
  Viskase Companies, Inc.                                $  9,891     $ 11,510

Advances:
  Viskase Corporation to Viskase Holding Corporation       38,010       38,010
                                                         --------     --------
                                                         $ 47,901     $ 49,520
                                                         ========     ========

The Viskase Corporation advance to Viskase Holding Corporation is payable on demand.

License Agreements

Holding has been granted the right to license Viskase Corporation's patents and technology pursuant to a license agreement between Viskase Corporation and Viskase Holding Corporation.

Intercompany transactions:

In 1998, 1997 and 1996, Holding's subsidiaries were charged $720, $703 and $999, respectively, by Viskase Corporation for management services. In 1998, 1997 and 1996, Holding's subsidiaries were charged $500, $500 and $520, respectively, by the Company for management services.

During 1998, 1997 and 1996, Holding's subsidiaries purchased semi-finished and finished inventory from Viskase Sales Corporation in the amount of $31,898, $35,149 and $32,489, respectively. In addition, during 1998, 1997 and 1996, Holding's subsidiaries had sales of inventory to Viskase Sales Corporation in the amount of $5,122, $6,524 and $7,842, respectively.


17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value as of December 31, 1998 of the Company's financial instruments. (Refer to Notes 3 and 8.)

                                  Carrying     Estimated
                                    Value     Fair  Value
                                    -----     -----------

Assets:
   Cash and equivalents             $7,256     $7,256
   Foreign currency contracts        3,855      3,975

Liabilities:
   Long-term debt excluding
      capital lease obligations        933        933


18.  SUBSEQUENT EVENTS

On May 10, 1999, the Court granted Viskase's motion to have the jury verdict as to the compensatory damages reinstated. Viskase filed its memorandum in support of enhanced damages and ANC is expected to file its response to Viskase's memorandum by June 18, 1999.

During June 1999, Viskase Corporation and Viskase Sales Corporation entered into two-year secured credit agreements consisting of a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), a $50 million senior term facility (Senior Term Facility), collectively the "Senior Secured Credit Facility," and $35 million of junior secured term loans (Junior Term Loans). The proceeds of the Senior Secured Credit Facility and the Junior Term Loans were used to repay the $55 million Senior Secured Notes outstanding and obligations outstanding under the Company's existing Revolving Credit Facility. The Senior Secured Credit Facility and the Junior Term Loans have a maturity date of June 30, 2001.

The Senior Secured Credit Facility is guaranteed by Viskase Companies, Inc. and Viskase Holding Corporation and is secured by a collateral pool (Collateral
Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property and intangible assets; (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Viskase Companies, Inc.'s significant domestic subsidiaries and 65% of the capital stock of Viskase Europe Limited and Viskase Brazil.

Borrowings under the Senior Revolving Credit Facility bear interest either at the bank's prime interest rate plus a margin of 75 basis points or the London Interbank Offered Rate (LIBOR) plus a margin of 275 basis points. The Senior Term Facility bears interest at either the bank's prime interest rate plus a margin of 125 basis points or LIBOR plus a margin of 325 basis points.

Fees on the outstanding amount of standby letters of credit are 2.25% per annum, with an issuance fee of 0.5% on the face amount of the letter of credit. The unused commitment fee for the Senior Revolving Credit Facility is 0.5% per annum.

The Senior Term Facility is payable in six equal quarterly principal payments of $1.786 million beginning on January 4, 2000. The remaining principal balance outstanding under the Senior Term Facility is payable on the June 30, 2001 maturity date.

In the event the Company has Surplus Cash (as defined) in any year, the Company is required to use an amount equal to 50% of the Surplus Cash to redeem Senior Term Facility obligations at par. The Company may elect, at its option, to prepay amounts due under the Senior Term Facility; such prepayments may be subject to a prepayment premium of 25 to 100 basis points of the principal amount redeemed depending on the source of funds used for such prepayment.

The $35 million of Junior Term Loans bear interest at an initial rate of 14% per annum, and increase .5% every six months thereafter, and mature on June 30, 2001. The Junior Term Loans are collateralized by the Collateral Pool for the Senior Secured Credit Facility; however, the Junior Term Loans are subordinated to the obligations outstanding under the Senior Secured Credit Facility. D.P. Kelly and Associates L.P., which owns approximately 13% of the outstanding common stock of Viskase Companies, Inc. is a lender under the Junior Term Loans.

The Company's Senior Secured Credit Facility and Junior Term Loans contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to EBDIAT and a limitation on capital expenditures.

As of March 31, 1999, the Company is in compliance with the amended covenants under the Indenture and Amended and Restated Credit Agreement.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES         SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                                    Balance at      Provision                                                 Balance
                                    Beginning      Charged to                                                 at End
     Description                    of  Period       Expense       Write-offs    Recoveries     Other(1)     of Period
     -----------                    ----------     -----------     ----------    ----------    ---------     ---------

1998   for the year ended
       December 31
       Allowance for
       doubtful accounts              $1,275          $1,295         $  (910)        $   0       $ (153)      $1,507

1997   for the year ended
       December 25
       Allowance for
       doubtful accounts               2,051             665          (1,452)           13           (2)       1,275

1996   for the year ended
       December 26
       Allowance for
       doubtful accounts               3,224             659          (2,293)          469           (8)       2,051



1998   for the year ended
       December 31
       Reserve for obsolete and
       slow moving inventory           4,470           3,470          (3,499)                      (616)       3,825

1997   for the year ended
       December 25
       Reserve for obsolete and
       slow moving inventory           4,397           1,944          (1,865)                        (6)       4,470

1996   for the year ended
       December 26
       Reserve for obsolete and
       slow moving inventory           3,818           1,805          (1,210)                       (16)       4,397








(1) Foreign currency translation and the disposition of Clear Shield and Sandusky.

                                 EXHIBIT 21.1

                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

The Company has the following subsidiaries, each of which is wholly owned by the Company or by a wholly-owned subsidiary of the Company. Indented names are subsidiaries of the company under which they are indented.


  Envirodyne Subsidiary, Inc. (Delaware)
  Envirosonics, Inc. (California)
  Viskase Corporation (Pennsylvania)
     Viskase Holding Corporation (Delaware)
        Viskase Australia Limited (Delaware)
        Viskase (Chile) Embalagens Ltda. (Chile)
        Viskase Brasil Embalagens Ltda. (Brazil)
        Viskase Europe Limited (United Kingdom)
           Viskase S.A. (France)
                Viskase Canada Inc. (Ontario)
                Viskase GMBH (Germany)
                Viskase Holdings Limited (United Kingdom)
                     Filmco International Limited (United Kingdom) Viskase Limited (United Kingdom)
                          Viskase Ireland
                          Viskase (U.K.) Limited (United Kingdom)
                              Envirodyne S.A.R.L. (France)
                     Viskase S.p.A. (Italy)
     Viskase Sales Corporation (Delaware)
        Viskase Puerto Rico Corporation (Delaware)
  Viskase Films, Inc.
  WSC Corp. (Delaware)

                                  EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Viskase Companies, Inc. and subsidiaries on Form S-8 (File Nos. 333-10689 and 333-12829) of our report dated April 15, 1999 except as to the information presented in Note 25, for which the date is June 15, 1999, on our audits of the consolidated financial statements and financial statement schedule of Viskase Companies, Inc. and subsidiaries as of December 31, 1998 and December 25, 1997, and for the periods December 26, 1997 to December 31, 1998, December 27, 1996 to December 25, 1997 and December 29, 1995 to December 26, 1996, and our report dated April 15, 1999 except for as to the information presented in Note 18, for which the date is June 15, 1999, on our audits of the consolidated financial statements of Viskase Holding Corporation and subsidiaries as of December 31, 1998 and December 25, 1997 and for the periods December 26, 1997 to December 31, 1998, December 27, 1996 to December 25, 1997 and December 29, 1995 to December 26, 1996, which reports are included in the annual report on Form 10-K.


PRICEWATERHOUSECOOPERS LLP


Chicago, Illinois
June 15, 1999