Form 10-Q
period 1999-03-31
VISKASE COMPANIES INC
filed 1999-06-18
CIK 33073

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                       __

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       March 31, 1999
                                      --------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________


                          Commission file number  0-5485
                                                 --------

                             VISKASE COMPANIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             95-2677354
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

6855 W. 65th Street, Chicago, Illinois                                 60638
--------------------------------------                                -------
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

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

      As of May 15, 1999, there were 14,879,707 shares outstanding of the registrant's Common Stock, $.01 par value.


                               Page 1 of 33 Pages

                          INDEX TO FINANCIAL STATEMENTS



                    VISKASE COMPANIES, INC. AND SUBSIDIARIES

               UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at March 31, 1999 (unaudited) and December 31, 1998                4

Unaudited consolidated statements of operations for the three months ended
     March 31, 1999 and March 26, 1998                                                         5

Unaudited consolidated statements of cash flows for the three months ended
     March 31, 1999 and March 26, 1998                                                         6

Notes to consolidated financial statements                                                     7


                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES

               UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets at March 31, 1999 (unaudited) and December 31, 1998               21

Unaudited consolidated statements of operations for the three months ended
     March 31, 1999 and March 26, 1998                                                        22

Unaudited consolidated statements of cash flows for the three months ended
     March 31, 1999 and March 26, 1998                                                        23

Notes to consolidated financial statements                                                    24

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (1998 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1998 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,            December 31,
                                                             1999                   1998
                                                             ----                   ----
                                                         (unaudited)
                                                                    (in thousands)

ASSETS
Current assets:
   Cash and equivalents                                    $ 10,699               $  9,028
   Receivables, net                                          47,902                 47,718
   Inventories                                               94,871                 93,228
   Other current assets                                      21,598                 15,337
                                                           --------               --------
     Total current assets                                   175,070                165,311

Property, plant and equipment,
   including those under capital leases                     475,582                475,525
   Less accumulated depreciation
     and amortization                                       153,771                145,680
                                                           --------               --------
   Property, plant and equipment, net                       321,811                329,845

Deferred financing costs, net                                   946                  1,198
Other assets                                                 33,896                 34,715
Excess reorganization value, net
                                                           --------               --------
     Total assets                                          $531,723               $531,069
                                                           ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt including current portion
     of long-term debt and obligations
     under capital leases                                  $ 17,420               $ 16,120
   Accounts payable                                          35,122                 36,337
   Accrued liabilities                                       63,702                 62,319
   Current deferred income taxes                              8,810                  8,810
                                                           --------               --------
     Total current liabilities                              125,054                123,586

Long-term debt including obligations
   under capital leases                                     404,032                388,880

Accrued employee benefits                                    48,146                 48,115
Deferred and noncurrent income taxes                         23,316                 26,395

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;
     none outstanding
   Common stock, $.01 par value;
     14,869,087 shares issued and
     outstanding at March 31, 1999 and
     14,859,467 shares at December 31, 1998                     149                    149
   Paid in capital                                          136,754                136,715
   Accumulated (deficit)                                   (208,790)              (197,454)
   Cumulative foreign currency
     translation adjustments                                  3,062                  4,693
   Unearned restricted stock issued
     for future service                                                                (10)
                                                           --------               --------
     Total stockholders' equity (deficit)                   (68,825)               (55,907)
                                                           --------               --------
     Total liabilities and stockholders' equity            $531,723               $531,069
                                                           ========               ========

The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Three Months         Three Months
                                                                   Ended March          Ended March
                                                                     31, 1999             26, 1998
                                                                     --------             --------
                                                    (in thousands, except for number of shares and per share amounts)

NET SALES                                                            $ 92,067             $101,277

COSTS AND EXPENSES
    Cost of sales                                                      69,382               74,261
    Selling, general and administrative                                20,277               21,378
    Amortization of intangibles
      and excess reorganization value                                   1,250                3,468
                                                                     --------             --------

OPERATING INCOME                                                        1,158                2,170

    Interest income                                                       103                  185
    Interest expense                                                   10,333               13,475
    Other expense, net                                                  3,084                  789
                                                                     --------             --------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                 (12,156)             (11,909)

    Income tax (benefit)                                                 (820)                (726)
                                                                     --------             --------

NET (LOSS) FROM CONTINUING OPERATIONS                                 (11,336)             (11,183)

DISCONTINUED OPERATIONS:
  (Loss) from discontinued operations
    net of income taxes (Note 5)                                                              (207)
                                                                     --------             --------

NET (LOSS)                                                            (11,336)             (11,390)

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments                               (995)                 331
                                                                     --------             --------

COMPREHENSIVE LOSS                                                   $(12,331)            $(11,059)
                                                                     ========             ========

WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                                              14,867,057           14,773,346
                                                                   ==========           ==========

PER SHARE AMOUNTS:

EARNINGS (LOSS) PER SHARE
  - basic and diluted
  Continuing operations                                                 $(.76)               $(.76)

  Discontinued operations:
    (Loss) from discontinued operations                                                       (.01)
                                                                        -----                -----

NET (LOSS)                                                              $(.76)               $(.77)
                                                                        =====                =====




The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Three Months Ended
                                                                            ---------------------------
                                                                            March 31,         March 26,
                                                                              1999              1998
                                                                            ---------         ---------
                                                                                 (in thousands)
Cash flows from operating activities:
     Net (loss)                                                            $(11,336)         $(11,390)
     Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization under capital lease                   10,120            11,556
         Amortization of intangibles and excess
           reorganization value                                               1,250             3,801
         Amortization of deferred financing fees and discount                   286               428
         (Decrease) in deferred and
             noncurrent income taxes                                         (2,030)           (1,582)
         Foreign currency transaction loss (gain)                                43              (106)
         Loss on disposition of assets                                           24               103
         Bad debt provision                                                     233               248

         Changes in operating assets and liabilities:
             Receivables                                                       (967)            7,377
             Inventories                                                     (2,859)          (14,581)
             Other current assets                                            (6,509)           (6,545)
             Accounts payable and accrued liabilities                         1,582             2,132
             Other                                                            1,525               590
                                                                           --------          --------
         Total adjustments                                                    2,698             3,421
                                                                           --------          --------

             Net cash (used in) operating activities                         (8,638)           (7,969)

Cash flows from investing activities:
     Capital expenditures                                                    (5,997)          (15,081)
     Proceeds from disposition of assets                                         12                37
                                                                           --------          --------
             Net cash (used in) investing activities                         (5,985)          (15,044)

Cash flows from financing activities:
     Issuance of common stock                                                    49               307
     Deferred financing costs                                                   (26)               (4)
     Proceeds from revolving loan and long-term
       borrowings                                                            30,134            20,069
     Repayment of revolving loan, long-term borrowings
       and capital lease obligation                                         (13,353)           (9,994)
                                                                           --------          --------
             Net cash provided by financing activities                       16,804            10,378

Effect of currency exchange rate changes on cash                               (510)              (58)
                                                                           --------          --------
Net increase (decrease) in cash and equivalents                               1,671           (12,693)
Cash and equivalents at beginning of period                                   9,028            24,407
                                                                           --------          --------
   Cash and equivalents at end of period                                   $ 10,699          $ 11,714
                                                                           ========          ========
----------------------------------------------------------------------------------------------------------

   Supplemental cash flow information:
     Interest paid                                                         $ 10,616          $ 11,773
     Income taxes paid                                                     $    631          $    574


The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                                           March     December
                                                         31, 1999    31, 1998
                                                         --------    --------

Raw materials                                            $ 10,043    $ 10,500
Work in process                                            37,012      38,291
Finished products                                          47,816      44,437
                                                         --------    --------

                                                         $ 94,871    $ 93,228
                                                         ========    ========

Approximately 59% of the inventories at March 31, 1999 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $4.6 million at March 31, 1999.

2. DEBT OBLIGATIONS (dollars in thousands)

As discussed in Subsequent Events (refer to Note 9), the Company entered into a $100,000 Senior Secured Credit Facility and $35,000 of Junior Term Loans in June 1999. The proceeds were used to redeem the 12% Senior Secured Notes and the existing Revolving Credit Facility. The 12% Senior Secured Notes and existing Revolving Credit Facility have been reclassified to long-term debt based upon the Company's refinancing of obligations on a long-term basis.

Outstanding short-term and long-term debt consisted of:

                                                          March      December
                                                         31, 1999    31, 1998
                                                         --------    --------
Short-term debt, current maturity of long-term debt, and capital lease obligation:


  Current maturity of Viskase Capital Lease Obligation     14,377    $ 13,031
  Current maturity of Viskase Limited Term Loan (3.2%)      1,651       1,742
  Other                                                     1,392       1,347
                                                         --------    --------

              Total short-term debt                      $ 17,420    $ 16,120
                                                         ========    ========

Long-term debt:

  Secured Revolver                                       $ 30,000
  12% Senior Secured Notes due 1999                        55,000    $ 55,000
  10.25% Senior Notes due 2001                            219,262     219,262
  Viskase Capital Lease Obligation                         97,466     111,842
  Viskase Limited Term Loan (3.2%)                            815         868
  Other                                                     1,489       1,908
                                                         --------    --------
              Total long-term debt                       $404,032    $388,880
                                                         ========    ========

On August 24, 1998, the Company redeemed $105,000 of the aggregate principal amount of its 12% Senior Secured Notes using proceeds from the Clear Shield National, Inc. (Clear Shield) divestiture. The notes were redeemed at approximately 108.5% of principal amount, plus accrued interest to the date of redemption. The Company recognized an extraordinary after-tax loss of $6,800 on the partial redemption of its 12% Senior Secured Notes. The extraordinary loss is comprised of $8,900 of yield maintenance premiums and $2,200 write-off of deferred debt issuance costs; net of a $4,300 income tax benefit. The remaining $55,000 of principal outstanding on the 12% Senior Secured Notes is due and payable at par on June 15, 1999. (Refer to Note 9)

As of March 31, 1999, the Company is in compliance with the amended covenants under the Indenture and Amended and Restated Credit Agreement.

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

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to the challenge of the first patent, on September 25, 1998, the USPTO, after initially rejecting Viskase's claims, gave notice of its intent to reissue Viskase's patent in its entirety. ANC filed another request for reexamination of the patent, which has the effect of staying the reissuance. The USPTO initially rejected Viskase's claims to which Viskase is preparing its response. With respect to the challenge of the second patent, the USPTO, after initially rejecting Viskase's claims, withdrew the rejection in view of Viskase's response and raised new grounds of rejection. Viskase is preparing a response to the new grounds of rejection. If the USPTO ultimately disallows the claims of the second Viskase patent, the effect upon the Court action will not be significant. If Viskase's motion to reinstate the damages is denied, Viskase expects the trial on damages to occur during the second half of 1999 or early 2000.

On May 3, 1999, ANC commenced legal action in the Federal District Court for the Northern District of Illinois seeking declaratory relief that Viskase's second patent is invalid. ANC also filed a motion to consolidate the new action with the existing suit. Viskase is preparing an answer to ANC's complaint and has filed its response to ANC's motion to consolidate.

The Company expects ANC to vigorously contest these matters in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through March 31, 1999, $4,651 in patent defense costs had been accrued and capitalized.

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

During the first quarter of 1999 and accumulated to date, cash payments against the reserve were $1.2 million and $7.7 million, respectively. A remaining restructuring reserve of $4.8 is included in accrued liabilities on the balance sheet.


5. DISCONTINUED OPERATIONS (dollars in thousands)

In June 1998 the Company's Board of Directors agreed to sell the Clear Shield and Sandusky Plastics, Inc. (Sandusky) subsidiaries. Sandusky was sold on June 11, 1998 and Clear Shield was sold on July 23, 1998. Accordingly, the operating results from both subsidiaries have been segregated from continuing operations and reported as a separate line item, Results of Discontinued Operations, on the Statements of Operations.

Operating results from discontinued operations are as follows:

                                                         Three Months
                                                         Ended  March
                                                           26, 1998
                                                         ------------

Net sales                                                   $27,378
Costs and expenses
  Cost of sales                                              22,305
  Selling, general and administrative                         4,297
  Amortization of intangibles and
    excess reorganization value                                 333
                                                            -------

Operating income                                                443

  Interest expense                                               22
  Other expense, net                                            544
                                                            -------

(Loss) from discontinued operations before taxes               (123)
  Income tax provision                                           84
                                                            -------

Net (loss) from discontinued operations                     $  (207)
                                                            =======

6. COMPREHENSIVE INCOME (dollars in thousands)

During 1998 the Company adopted the Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," which requires the Company to disclose comprehensive income in addition to net income. Comprehensive income includes all other non-shareholder changes in equity. All such changes in equity resulted from changes in foreign currency translation adjustments.

The following sets forth the components of other comprehensive income (loss) and the related income tax provision (benefit):

                                             Three Months Ended   Three Months Ended
                                                  March 31,            March 26,
                                                    1999                 1998
                                                  ---------            ---------

Foreign currency translation adjustment (1)        $(995)                $331

(1) Net of related tax (benefit) provision of $(636) and $211 for the first quarter ended 1999 and 1998, respectively.

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

                                                               Three Months    Three Months
                                                               Ended March     Ended March
                                                                 31, 1999         26, 1998
                                                               -----------     -----------
                                             (in thousands, except for weighted average shares outstanding)

NUMERATOR:

Net (loss) available
  to common stockholders:

  From continuing operations:                                   $(11,336)        $(11,183)

  Discontinued operations:
  (Loss) from discontinued operations                                                (207)
                                                                --------         --------

Net loss available to common stockholders
  for basic and diluted EPS                                     $(11,336)        $(11,390)
                                                                ========         ========

DENOMINATOR:

Weighted average shares outstanding
  for basic EPS                                               14,867,057       14,773,346

Effect of dilutive securities                                          0                0
                                                              ----------       ----------

Weighted average shares outstanding
  for diluted EPS                                             14,867,057       14,773,346
                                                              ==========       ==========


Common stock equivalents are excluded from the loss per share calculations as the result is antidilutive since the numerator is a loss from continuing operations.

8. ACCOUNTING STANDARDS

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

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

The Company's Senior Secured Credit Facility and Junior Term Loans contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to earnings before depreciation, interest, amortization and taxes (EBDIAT) and a limitation on capital expenditures.


10. SUBSIDIARY GUARANTORS

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

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 1999
                                   (unaudited)

                                                              Guarantor      Nonguarantor                         Consolidated
                                                    Parent  Subsidiaries     Subsidiaries    Eliminations (1)        Total
                                                    ------  ------------     ------------    ------------            -----
ASSETS                                                                           (in thousands)
  Current assets:
    Cash and equivalents                          $  6,042      $    263         $  4,394                             $ 10,699
    Receivables and advances, net                  138,764        46,623           38,792          $(176,277)           47,902
    Inventories                                                   55,700           40,191             (1,020)           94,871
    Other current assets                               395        13,576            7,627                               21,598
                                                  --------      --------         --------          ---------          --------

      Total current assets                         145,201       116,162           91,004           (177,297)          175,070

Property, plant and equipment including
  those under capital lease                            149       320,754          154,679                              475,582
  Less accumulated depreciation
    and amortization                                   149       102,867           50,755                              153,771
                                                  --------      --------         --------          ---------          --------
Property, plant and equipment, net                       0       217,887          103,924                              321,811

Deferred financing costs                               710                            236                                  946
Other assets                                                      31,545            2,351                               33,896
Investment in subsidiaries                        (141,742)       82,894                              58,848
                                                  --------      --------         --------          ---------          --------

      Total assets                                $  4,169      $448,488         $197,515          $(118,449)         $531,723
                                                  ========      ========         ========          =========          ========

LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                            $ 14,377         $  3,043                             $ 17,420
    Accounts payable and advances                 $    122       162,421           48,856          $(176,277)           35,122
    Accrued liabilities                             12,613        35,516           15,573                               63,702
    Current deferred taxes                             (39)        9,000             (151)                               8,810
                                                  --------      --------         --------          ---------          --------

      Total current liabilities                     12,696       221,314           67,321           (176,277)          125,054

Long-term debt including obligation
  under capital lease                              304,262        97,466            2,304                              404,032

Accrued employee benefits                                         45,584            2,562                               48,146
Deferred and noncurrent income taxes                30,091       (27,434)          20,659                               23,316
Intercompany loans                                (274,055)      265,000            9,055

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,869,087 shares issued and
    outstanding                                        149             1           32,609            (32,610)              149
  Paid in capital                                  136,754        79,734           88,359           (168,093)          136,754
  Accumulated earnings (deficit)                  (208,790)     (236,179)         (28,356)           264,535          (208,790)
  Foreign currency translation adjustments           3,062         3,002            3,002             (6,004)            3,062
                                                  --------      --------         --------          ---------          --------
    Total stockholders' equity (deficit)           (68,825)     (153,442)          95,614             57,828           (68,825)
                                                  --------      --------         --------          ---------          --------

    Total liabilities and stockholders' equity    $  4,169      $448,488         $197,515          $(118,449)         $531,723
                                                  ========      ========         ========          =========          ========



(1)  Elimination of intercompany receivables, payables and investment accounts.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998

                                                                   Guarantor     Nonguarantor                         Consolidated
                                                        Parent   Subsidiaries    Subsidiaries    Eliminations (1)        Total
                                                        ------   ------------    ------------    ------------            -----
ASSETS                                                                               (in thousands)
  Current assets:
    Cash and equivalents                              $  1,675       $     97        $  7,256                             $  9,028
    Receivables and advances, net                      105,652         45,155          36,328          $(139,417)           47,718
    Inventories                                                        53,790          40,256               (818)           93,228
    Other current assets                                   530          6,466           8,341                               15,337
                                                      --------       --------        --------          ---------          --------

      Total current assets                             107,857        105,508          92,181           (140,235)          165,311

Property, plant and equipment including
  those under capital lease                                149        315,315         160,061                              475,525
  Less accumulated depreciation
    and amortization                                       147         96,212          49,321                              145,680
                                                      --------       --------        --------          ---------          --------
Property, plant and equipment, net                           2        219,103         110,740                              329,845

Deferred financing costs                                   920                            278                                1,198
Other assets                                                           32,363           2,352                               34,715
Investment in subsidiaries                            (129,351)        88,324                             41,027
                                                      --------       --------        --------          ---------          --------

Total assets                                          $(20,572)      $445,298        $205,551          $ (99,208)         $531,069
                                                      ========       ========        ========          =========          ========

LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current
      portion of long-term debt and
      obligation under capital lease                                 $ 13,031        $  3,089                             $ 16,120
    Accounts payable and advances                     $     60        128,436          47,258          $(139,417)           36,337
    Accrued liabilities                                  5,340         40,495          16,484                               62,319
    Current deferred taxes                                 (39)         9,000            (151)                               8,810
                                                      --------       --------        --------          ---------          --------
      Total current liabilities                          5,361        190,962          66,680           (139,417)          123,586

Long-term debt including obligation
  under capital lease                                  274,262        111,842           2,776                              388,880

Accrued employee benefits                                              45,510           2,605                               48,115
Deferred and noncurrent income taxes                    30,602        (26,762)         22,555                               26,395
Intercompany loans (1)                                (274,890)       264,999           9,891

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    14,859,467 shares issued and
    outstanding                                            149              1          32,609            (32,610)              149
  Paid in capital                                      136,715         79,734          88,359           (168,093)          136,715
  Accumulated earnings (deficit)                      (197,454)      (225,621)        (24,557)           250,178          (197,454)
  Foreign currency translation adjustment                4,693          4,633           4,633             (9,266)            4,693
  Unearned restricted stock issued
    for future services                                    (10)                                                                (10)
                                                      --------       --------        --------          ---------          --------
    Total stockholders' equity (deficit)               (55,907)      (141,253)        101,044             40,209           (55,907)
                                                      --------       --------        --------          ---------          --------

Total liabilities and stockholders' equity (deficit)  $(20,572)      $445,298        $205,551          $ (99,208)         $531,069
                                                      ========       ========        ========          =========          ========


(1)  Elimination of intercompany receivables, payables and investment accounts.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THREE MONTHS ENDED MARCH 31, 1999
                                   (unaudited)


                                                                    Guarantor      Nonguarantor                    Consolidated
                                                       Parent     Subsidiaries     Subsidiaries     Eliminations      Total
                                                       ------     ------------     ------------     ------------      -----
                                                                                    (in thousands)

NET SALES                                                           $ 55,783          $ 46,911        $(10,627)       $ 92,067

COSTS AND EXPENSES
  Cost of sales                                                       42,534            37,273         (10,425)         69,382
  Selling, general and administrative                 $    648        10,474             9,155                          20,277
  Amortization of intangibles and
    excess reorganization value                                        1,250                                             1,250
                                                      --------      --------          --------        --------        --------

OPERATING INCOME (LOSS)                                   (648)        1,525               483            (202)          1,158

  Interest income                                           33             8                62                             103
  Interest expense                                       7,786         2,230               317                          10,333
  Intercompany interest expense (income)                (7,533)        6,666               867
  Management fees (income)                                              (251)              251
  Other expense (income), net                               76            38             2,970                           3,084
  Equity loss (income) in subsidiary                    10,760         3,799                           (14,559)
                                                      --------      --------          --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                      (11,704)      (10,949)           (3,860)         14,357         (12,156)
  Income tax provision (benefit)                          (368)         (391)              (61)                           (820)
                                                      --------      --------          --------        --------        --------

NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                           (11,336)      (10,558)           (3,799)         14,357         (11,336)

DISCONTINUED OPERATIONS:
Income from operations, net of an income tax
                                                      --------      --------          --------        --------        --------

NET INCOME (LOSS)                                      (11,336)      (10,558)           (3,799)         14,357         (11,336)

Other comprehensive (loss) income, net of tax
  Foreign currency translation adjustments                (995)         (995)             (995)          1,990            (995)
                                                      --------      --------          --------        --------        --------

COMPREHENSIVE (LOSS) INCOME                           $(12,331)     $(11,553)         $ (4,794)       $ 16,347        $(12,331)
                                                      ========      ========          ========        ========        ========

                  ENVIRODYNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THREE MONTHS ENDED MARCH 26, 1998


                                                                  Guarantor     Nonguarantor                            Consolidated
                                                    Parent       Subsidiaries   Subsidiaries          Eliminations          Total
                                                    ------       ------------   ------------          ------------      ------------
                                                                                  (in thousands)
NET SALES                                                           $61,375           $47,879          $(7,977)          $101,277

COSTS AND EXPENSES
  Cost of sales                                                      46,887            35,617           (8,243)            74,261
  Selling, general and administrative                $  989          10,681             9,708                              21,378
  Amortization of intangibles and
    excess reorganization value                                       2,714               754                               3,468
                                                   --------        --------        ----------          -------           --------

OPERATING INCOME (LOSS)                                (989)          1,093             1,800              266              2,170

  Interest income                                       139                                46                                 185
  Interest expense                                   10,921           2,207               347                              13,475
  Intercompany interest expense (income)             (9,667)          9,359               308
  Management fees (income)                           (1,184)            867               317
  Other expense (income), net                           (80)             67               802                                 789
  Equity loss (income) in subsidiary                 10,878             677                            (11,555)
                                                   --------        --------        ----------          -------           --------

INCOME (LOSS) BEFORE INCOME TAXES                   (11,718)        (12,084)               72           11,821            (11,909)
  Income tax provision (benefit)                       (328)         (1,147)              749                                (726)
                                                   --------        --------        ----------          -------           --------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS        (11,390)        (10,937)             (677)          11,821            (11,183)

DISCONTINUED OPERATIONS

 Income from operations net of an
   income tax provision of $84                                         (207)                                                 (207)
                                                   --------        --------        ----------          -------           --------

NET (LOSS) INCOME                                   (11,390)        (11,144)             (677)          11,821            (11,390)

Other comprehensive (loss) income, net of tax
  Foreign currency translation adjustments              331             331               331             (662)               331
                                                   --------        --------        ----------          -------           --------

COMPREHENSIVE (LOSS) INCOME                        $(11,059)       $(10,813)       $     (346)         $11,159           $(11,059)
                                                   ========        ========        ==========          =======           ========


                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING CASH FLOWS
                      FOR THREE MONTHS ENDED MARCH 31, 1999
                                   (unaudited)


                                                                         Guarantor      Nonguarantor                  Consolidated
                                                            Parent      Subsidiaries    Subsidiaries   Eliminations       Total
                                                            --------    ------------   -------------   ------------   ------------
                                                                                       (in thousands)
Net cash provided by (used in) operating activities        $(26,491)      $18,602          $ (749)                       $(8,638)

Cash flows from investing activities:
  Capital expenditures                                                     (5,410)           (587)                        (5,997)
  Proceeds from disposition of assets                                           5               7                             12
                                                           --------      --------          ------      ----------       --------
      Net cash provided by (used in)
         investing activities                                              (5,405)           (580)                        (5,985)

Cash flows from financing activities:
  Issuance of common stock                                       49                                                           49
  Proceeds from revolving loan and
    long-term borrowings                                     30,000                           134                         30,134
  Deferred financing costs                                      (26)                                                         (26)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                              (13,031)           (322)                       (13,353)
  Increase (decrease) in Viskase Companies, Inc. loan           835                          (835)
                                                           --------      --------          ------      ----------       --------
      Net cash provided by (used in)
         financing activities                                30,858       (13,031)         (1,023)                        16,804
Effect of currency exchange rate changes on cash                                             (510)                          (510)
                                                           --------      --------          ------      ----------        -------

Net (decrease) in cash and equivalents                        4,367           166          (2,862)                         1,671
Cash and equivalents at beginning of period                   1,675            97           7,256                          9,028
                                                           --------       -------         -------       ---------        -------
Cash and equivalents at end of period                      $  6,042       $   263         $ 4,394                        $10,699
                                                           ========       =======         =======       =========        =======


                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATING CASH FLOWS
                      FOR THREE MONTHS ENDED MARCH 26, 1998

                                                                        Guarantor      Nonguarantor                     Consolidated
                                                          Parent       Subsidiaries    Subsidiaries     Eliminations      Total
                                                         --------      ------------    ------------     ------------ -  -----------
                                                                                       (in thousands)
Net cash provided by (used in)
   operating activities                                  $(32,409)      $ 21,873          $ 2,567                        $  (7,969)

Cash flows from investing activities:
  Capital expenditures                                         (4)       (12,805)          (2,272)                         (15,081)
  Proceeds from disposition of assets                                         34                3                               37
                                                         --------       --------          -------         ---------      ---------
      Net cash provided by (used in)
         investing activities                                  (4)       (12,771)          (2,269)                         (15,044)

Cash flows from financing activities:
  Issuance of common stock                                    307                                                              307
  Proceeds from revolving loan and
    long-term borrowings                                   20,000                              69                           20,069
  Deferred financing costs                                     (4)                                                              (4)
  Repayment of revolving loan, long-term
    borrowings and capital lease obligations                              (9,814)            (180)                          (9,994)
  Increase (decrease) in Viskase Companies, Inc. loan         603                            (603)
                                                         --------       --------          -------         ---------      ---------
      Net cash provided by (used in)
         financing activities                              20,906         (9,814)            (714)                          10,378
Effect of currency exchange rate changes on cash                                              (58)                             (58)
                                                         --------       --------          -------         ---------      ---------

Net (decrease) in cash and equivalents                    (11,507)          (712)            (474)                         (12,693)
Cash and equivalents at beginning of period                19,004            865            4,538                           24,407
                                                         --------       --------          -------         ---------      ---------
Cash and equivalents at end of period                    $  7,497       $    153          $ 4,064                        $  11,714
                                                         ========       ========          =======         =========      =========


                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (1998 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1998 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited Viskase Holding Corporation's consolidated financial statements included in Viskase Companies, Inc.'s annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    March 31,       December 31,
                                                      1999              1998
                                                  -----------       ------------
                                                  (unaudited)
                                                      (in thousands)
ASSETS
 Current assets:
   Cash and equivalents                            $   4,394          $   7,256
   Receivables, net                                   29,727             30,462
   Receivables, affiliates                            55,390             51,906
   Inventories                                        40,191             40,256
   Other current assets                                7,627              8,341
                                                   ---------          ---------
     Total current assets                            137,329            138,221

 Property, plant and equipment
    including those under capital lease              154,679            160,061
   Less accumulated depreciation
     and amortization                                 50,755             49,321
                                                   ---------          ---------
   Property, plant and equipment, net                103,924            110,740

 Deferred financing costs                                236                278
 Other assets                                          2,350              2,351
                                                   ---------          ---------
     Total assets                                  $ 243,839          $ 251,590
                                                   =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Short-term debt including current
     portion of long-term debt and obligation
     under capital lease                           $   3,043          $   3,089
   Accounts payable                                   14,277             13,998
   Accounts payable and advances, affiliates          38,578             37,956
   Accrued liabilities                                15,573             16,484
   Current deferred income taxes                        (151)              (151)
                                                   ---------          ---------
     Total current liabilities                        71,320             71,376

 Long-term debt                                        2,304              2,776

 Accrued employee benefits                             2,562              2,605
 Deferred and noncurrent income taxes                 20,659             22,555
 Intercompany loans                                   47,065             47,901

 Commitments and contingencies

 Stockholders' equity:
   Common stock, $1.00 par value,
     1,000 shares authorized;
     100 shares issued and outstanding
   Paid in capital                                   103,463            103,463
   Accumulated (deficit)                              (6,572)            (3,755)
   Foreign currency translation adjustments            3,038              4,669
                                                   ---------          ---------
     Total stockholders' equity                       99,929            104,377
                                                   ---------          ---------
     Total liabilities and
       stockholders' equity                        $ 243,839          $ 251,590
                                                   =========          =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          Three  Months    Three  Months
                                                           Ended March     Ended March
                                                            31, 1999         26, 1998
                                                          -------------   -------------
                                                                  (in thousands)
NET SALES                                                 $ 46,911          $ 47,879

COSTS AND EXPENSES
   Cost of sales                                            37,273            35,617
   Selling, general
     and administrative                                      7,515             8,365
   Amortization of intangibles
     and excess reorganization value                                             754
                                                          --------          --------
OPERATING INCOME                                             2,123             3,143

   Interest income                                              62                46
   Interest expense                                            317               347
   Intercompany interest expense                               867               308
   Management fees                                             251               317
   Other expense, net                                        2,970               802
                                                          --------          --------

(LOSS) INCOME BEFORE INCOME TAXES                           (2,220)            1,415

   Income tax provision                                        597             1,278
                                                          --------          --------

NET (LOSS) INCOME                                           (2,817)              137
                                                          --------          --------

Other comprehensive (loss) income, net of tax
  Foreign currency translation adjustments                    (995)              331
                                                          --------          --------

COMPREHENSIVE (LOSS) INCOME                               $ (3,812)         $    468
                                                          ========          ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    Three Months Ended
                                                              ------------------------------
                                                               March 31,           March 26,
                                                                 1999                 1998
                                                              -----------         ----------
                                                                       (in thousands)
Cash flows from operating activities:
   Net (loss) income                                            $(2,817)            $   137
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                               3,438               2,834
       Amortization of intangibles and excess
         reorganization value                                                           754
       Amortization of deferred financing fees and discount          50                  48
       (Decrease) in deferred and
          noncurrent income taxes                                  (990)               (191)
       Loss on disposition of assets                                                    110
       Bad debt provision                                            84                  80

       Changes in operating assets and liabilities:
          Receivables                                               (89)              1,383
          Receivables, affiliates                                (6,159)             (3,223)
          Inventories                                              (954)               (772)
          Other current assets                                      677               1,809
          Accounts payable and accrued liabilities                 (223)             (5,430)
          Accounts payable and advances,  affiliates              6,234               5,028
                                                                -------             -------
Total adjustments                                                 2,068               2,430
                                                                -------             -------

          Net cash provided by (used in) operating activities      (749)              2,567
Cash flows from investing activities:
   Capital expenditures                                            (587)             (2,272)
   Proceeds from disposition of assets                                7                   3
                                                                -------             -------
          Net cash (used in) investing activities                  (580)             (2,269)

Cash flows from financing activities:
   Proceeds from revolving loan and long-term borrowings            134                  69
   Repayment of revolving loan and long-term borrowings            (322)               (180)
   (Decrease) in Viskase Companies, Inc. loan and advances         (835)               (603)
                                                                -------             -------
          Net cash (used in) financing activities                (1,023)               (714)

Effect of currency exchange rate changes on cash                   (510)                (58)
                                                                -------             -------
Net (decrease) in cash and equivalents                           (2,862)               (474)
Cash and equivalents at beginning of period                       7,256               4,538
                                                                -------             -------
Cash and equivalents at end of period                           $ 4,394             $ 4,064
                                                                =======             =======
--------------------------------------------------------------------------------------------------
Supplemental cash flow information:
   Interest paid                                                $    25             $    40
   Income taxes paid                                            $   479             $   407


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  VISKASE HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INVENTORIES (dollars in thousands)

Inventories consisted of:

                                               March 31,    December 31,
                                                 1999          1998
                                               ---------    ------------


Raw materials                                   $ 3,121       $ 3,347
Work in process                                  13,046        14,302
Finished products                                24,024        22,607
                                                -------       -------
                                                $40,191       $40,256
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

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to the challenge of the first patent, on September 25, 1998, the USPTO, after initially rejecting Viskase's claims, gave notice of its intent to reissue Viskase's patent in its entirety. ANC filed another request for reexamination of the patent, which has the effect of staying the reissuance. The USPTO initially rejected Viskase's claims to which Viskase is preparing its response. With respect to the challenge of the second patent, the USPTO, after initially rejecting Viskase's claims, withdrew the rejection in view of Viskase's response and raised new grounds of rejection. Viskase is preparing a response to the new grounds of rejection. If the USPTO ultimately disallows the claims of the second Viskase patent, the effect upon the Court action will not be significant. If Viskase's motion to reinstate the damages is denied, Viskase expects the trial on damages to occur during the second half of 1999 or early 2000.

On May 3, 1999, ANC commenced legal action in the Federal District Court for the Northern District of Illinois seeking declaratory relief that Viskase's second patent is invalid. ANC also filed a motion to consolidate the new action with the existing suit. Viskase is preparing an answer to ANC's complaint and has filed its response to ANC's motion to consolidate.

The Company expects ANC to vigorously contest these matters in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through March 31, 1999, $4,651 in patent defense costs had been accrued and capitalized.

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

3. ACCOUNTING STANDARDS

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

4. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's net sales from continuing operations for the first quarter of 1999 were $92.1 million, which represented a decrease of 9.1% from the comparable period of 1998. The decline in domestic net sales is partially due to the Company's 1998 second quarter strategy to increase casing prices. Additionally, both the domestic and European casing markets are experiencing competitive pricing pressures. European sales have been affected by the adverse economic conditions in the Russian market and were also negatively affected by foreign currency translation due to the strengthening of the U.S. dollar. Brazil's sales have increased over prior year due to significant volume gains in both the casing and films product lines offset by the translation effect of the strengthening of the U.S. dollar against the real.

Operating income from continuing operations for the first quarter of 1999 was $1.2 million representing a decrease of 46.6% from the comparable period of 1998. The decrease in operating income resulted primarily from declines in sales and gross margins caused by continued price competition in the U.S. and in Europe.

Net interest expense from continuing operations for the three month period totaled $10.2 million representing a decrease of $3.1 million from the first three months of 1998. The decrease is primarily due to interest savings from the redemption of $105 million of the 12% Senior Secured Notes.

Other expense from continuing operations of approximately $3.1 million and $0.8 million for the first three months of 1999 and 1998, respectively, consists principally of foreign exchange losses.

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

The tax benefit for the first three months of 1999 resulted from the benefit of US losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the US resulting from foreign losses for which no tax benefit is provided, a benefit of $.8 million was provided on a loss from continuing operations of $12.2 million. The US tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.



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

The Company will implement the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

Liquidity and Capital Resources

Cash and equivalents increased by $1.7 million during the three months ended March 31, 1999. Cash flows provided by financing activities of $16.8 million exceeded funds used in operating activities of $8.6 million and investing activities of $6.0 million. Cash flows used in operating activities were principally attributable to the Company's loss from operations and an increase in working capital usage offset by the effect of depreciation and amortization. Cash flows provided by financing activities were principally due to a $30 million draw under the Company's domestic revolving credit facility (Revolving Credit Facility) offset by a $13 million principal repayment under the GECC lease. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment.

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

The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $50 million Senior Revolving Credit Facility entered into in June 1999. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, borrowing base limitations measured by accounts receivable and inventory of the Company and reserves that may be established at the discretion of the lenders. There is approximately $9.4 million outstanding under the Senior Revolving Credit Facility at June 15, 1999.

The Company's Senior Secured Credit Facility contains a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and minimum leverage ratio of total liabilities to EBDIAT and a limitation on capital expenditures. Currently, the Company is in compliance with the amended covenants under the Indenture and Amended and Restated Credit Agreement.

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

Capital expenditures for continuing operations for the first three months of 1999 and 1998 totaled $6.0 million and $10.0 million, respectively. Capital expenditures for discontinued operations for the first three months of 1998 totaled $5.0 million. Significant 1999 and 1998 capital expenditures for continuing operations included a new information technology system at Viskase, costs associated with the Nucel(R) project, and additional production capacity for specialty films. Capital expenditures for discontinued operations included the construction of Clear Shield's Twin Falls, Idaho facility. Capital expenditures for continuing operations for 1999 are expected to be approximately $27 million. Capital expenditures for continuing operations for 2000 are expected to be $13 million.

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

Significant Business Information Technology Systems

In January 1996, the Company began a system conversion which incorporated Y2K readiness. The following table shows the status of the business system conversions by country:


   Country           Implementation Date         Status
   -------           -------------------         ------

United States            January 1, 1998         Complete
France                   October 1, 1998         Complete
United Kingdom           January 1, 1999         Complete
Brazil                   January 1, 1998         Complete
Canada                   October 1, 1999         Planned completion


The Company's significant business IT system is run on servers and a wide-area network outsourced to IBM Global Services. IBM has been certified Y2K compliant for all its system components. All of the Company's personal computers, network server hardware and software are being checked for Y2K compatibility with the vendors. The targeted completion date is June 30, 1999. The expenditures for the European implementation totaled approximately $4.9 million in 1998 and the first quarter of 1999. The Company has capitalized the costs necessary to upgrade its significant business systems.

Internal Non-IT Systems

The Non-IT systems consist primarily of PC-based manufacturing systems and process control units. The Y2K Committee has designated a member at each plant to inventory its systems and determine the status of its Y2K readiness. This process is ongoing and the plan is to have these systems tested for compliance by June 30, 1999. The Company has estimated the cost of Y2K readiness to be approximately $.4 million for its non-financial systems. If the Company is unable to achieve Y2K readiness for its major Non-IT systems, the Y2K issue could have a material impact on the operations of the Company. A contingency plan will be in place by June 30, 1999.

Y2K Compliance by Customers and Vendors

The Y2K Committee mailed a questionnaire to material third party vendors in January 1999 to address material third party readiness with Y2K. Responses to the questionnaires have been received from most key suppliers. Those failing to respond to the questionnaire have been contacted. To date, no significant compliance issues have been uncovered.

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

Item 2 - Changes in Securities

No reportable events occurred during the quarter ended March 31, 1999.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

   4.14 Fifth Supplemental Indenture, dated as of March 17, 1999, between the Company and State Street Bank and Trust Company of Connecticut, N.A. (formerly Fleet National Bank Connecticut and previously Shawmut Bank Connecticut, National Association), as Trustee.

  10.22 Amendment No. 3 dated March 17, 1999, to the Amended and Restated Credit Agreement, dated June 1, 1999, among the Company, the Lenders identified therein, and BT

  10.23 Viskase Companies, Inc. Corporate Office Management Incentive Plan for Fiscal Year 1999.

     27  Financial Data Schedules.

(b) Reports on Form 8-K

  (1) On February 4, 1999, the Company filed a Form 8-K to report that the Board of Directors of Viskase Companies, Inc. approved the change of Viskase's fiscal year end and quarter end to December 31 each year and the last day of each calendar quarter, respectively, beginning January 1, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VISKASE COMPANIES, INC.
                                    -----------------------
                                    Registrant




                                    By: /s/ Gordon S. Donovan
                                        ----------------------
                                        Gordon S. Donovan
                                        Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Duly authorized officer
                                         and principal financial
                                         officer of the registrant)












Date:  June 17, 1999