Form 10-Q
period 1999-06-30
VISKASE COMPANIES INC
filed 1999-08-16
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          ---------------
                             FORM 10-Q

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  June 30, 1999
                                             -------------

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

     As of August 9, 1999, there were 14,884,536 shares outstanding of the registrant's Common Stock, $.01 par value.


                     Page 1 of 18 Pages

               INDEX TO FINANCIAL STATEMENTS



          VISKASE COMPANIES, INC. AND SUBSIDIARIES

     UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Unaudited consolidated balance sheet at June 30, 1999
   and audited consolidated balance sheet at December 31, 1998     4

Unaudited consolidated statements of operations
   for the three months ended June 30, 1999 and
   June 25, 1998 and for the six months ended
   June 30, 1999  and June 25, 1998                                5

Unaudited consolidated statements of cash flows
   for the six months ended June 30, 1999 and
   June 25, 1998                                                   6

Notes to consolidated financial statements                         7



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

                VISKASE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                         June 30,               December 31,
                                                          1999                     1998
                                                    ---------------            -------------
                                                       (unaudited)
                                                                  (in thousands)
ASSETS
   Current assets:
     Cash and equivalents                                $  3,738                $  9,028
     Receivables, net                                      50,732                  47,718
     Inventories                                           90,383                  93,228
     Other current assets                                  19,321                  15,337
                                                         --------                --------
        Total current assets                              164,174                 165,311

   Property, plant and equipment,
     including those under capital leases                 477,541                 475,525
     Less accumulated depreciation
        and amortization                                  161,574                 145,680
                                                         --------                --------
     Property, plant and equipment, net                   315,967                 329,845

   Deferred financing costs, net                            5,976                   1,198
   Other assets                                            32,887                  34,715
                                                         --------                --------
        Total assets                                     $519,004                $531,069
                                                         ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Short-term debt including current portion
        of long-term debt and obligations
        under capital leases                             $ 20,434              $   16,120
     Accounts payable                                      33,867                  36,337
     Accrued liabilities                                   56,225                  62,319
     Current deferred income taxes                          8,810                   8,810
                                                         --------                --------
        Total current liabilities                         119,336                 123,586

   Long-term debt including obligations
     under capital leases                                 410,001                 388,880

   Accrued employee benefits                               48,143                  48,115
   Deferred and noncurrent income taxes                    20,448                  26,395

   Commitments and contingencies

   Stockholders' equity:
     Preferred stock, $.01 par value;
        none outstanding
     Common stock, $.01 par value;
        14,879,707 shares issued and
        outstanding at June 30, 1999 and
        14,859,467 shares at December 31, 1998                149                     149
     Paid in capital                                      136,790                 136,715
     Accumulated (deficit)                               (216,863)               (197,454)
     Cumulative foreign currency
        translation adjustments                             1,000                   4,693
     Unearned restricted stock issued
        for future service                                                            (10)
                                                         --------                --------
          Total stockholders' equity (deficit)            (78,924)                (55,907)
                                                         --------                --------
          Total liabilities and stockholders' equity     $519,004                $531,069
                                                         ========                ========

The accompanying notes are an integral part of the consolidated financial statements.

         VISKASE COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)

                                        Three Months       Three Months      Six   Months          Six   Months
                                         Ended June         Ended June        Ended June            Ended June
                                         30, 1999           25, 1998           30, 1999              25, 1998
                                        ------------      -------------      ------------         --------------
                                              (in thousands, except for number of shares and per share amounts)
NET SALES                                  $97,098           $105,389          $189,165             $206,666

COSTS AND EXPENSES
   Cost of sales                            73,165             78,287           142,547              152,548
   Selling, general and administrative      18,549             22,271            38,826               43,649
   Amortization of intangibles
     and excess reorganization value         1,250              3,471             2,500                6,939
  Unusual charge                                                1,500                                  1,500
                                           -------           --------          --------             --------
OPERATING INCOME                             4,134               (140)            5,292                2,030

   Interest income                             183                117               286                  302
   Interest expense                         11,040             14,552            21,373               28,027
   Other expense (income), net               1,477               (323)            4,561                  466
                                           -------           --------          --------             --------
(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                       (8,200)           (14,252)          (20,356)             (26,161)

   Income tax (benefit)                       (127)            (7,812)             (947)              (8,538)
                                           -------           --------          --------             --------
NET (LOSS) FROM CONTINUING
  OPERATIONS                                (8,073)            (6,440)          (19,409)             (17,623)

DISCONTINUED OPERATIONS:
  Income from operations
    net of income taxes (Note 5)                                  263                                     56
  (Loss) on sale of discontinued
    operations net of income tax
    benefit of $998                                            (1,560)                                (1,560)
                                           -------           --------          --------             --------
NET (LOSS)                                  (8,073)            (7,737)          (19,409)             (19,127)

  Other comprehensive (loss),
    net of tax:
  Foreign currency translation
    adjustments                             (1,258)              (495)           (2,253)                (164)
                                           -------           --------          --------             --------
COMPREHENSIVE (LOSS)                       $(9,331)          $ (8,232)         $(21,662)            $(19,291)
                                           =======           ========          ========             ========
WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                   14,875,506         14,818,561        14,871,305           14,796,136
                                        ==========         ==========        ==========           ==========
PER SHARE AMOUNTS:

BASIC EARNINGS (LOSS) PER SHARE:
  - basic and diluted
  Continuing operations                      $(.54)             $(.43)           $(1.31)              $(1.19)

  Discontinued operations:
    Income from operations                                        .02                                    .01
    Loss on sale of
      discontinued operations                                    (.11)                                  (.11)
                                           -------           --------          --------             --------
Net (loss)                                   $(.54)             $(.52)           $(1.31)              $(1.29)
                                             =====              =====            ======               ======

The accompanying notes are an integral part of the consolidated financial statements.

             VISKASE COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                                                        Six     Months    Ended
                                                                --------------------------------------
                                                                      June 30,           June 25,
                                                                        1999               1998
                                                                -----------------     ----------------
                                                                            (in thousands)
Cash flows from operating activities:
   Net (loss)                                                     $ (19,409)             $ (19,127)
   Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization under capital lease             20,079                 22,613
       Amortization of intangibles and excess
         reorganization value                                         2,500                  7,666
       Amortization of deferred financing fees and discount             635                    945
       (Decrease) in deferred and
         noncurrent income taxes                                     (3,328)               (10,407)
       Foreign currency transaction loss (gain)                         401                    (22)
       Loss on disposition of assets                                     29                  2,764
       Bad debt provision                                               526                    505

       Changes in operating assets and liabilities:
         Receivables                                                 (5,108)                 9,211
         Inventories                                                    420                (18,070)
         Other current assets                                        (4,478)                (7,440)
         Accounts payable and accrued liabilities                    (5,911)                (7,028)
         Other                                                        2,062                   (109)
                                                                   --------               --------
       Total adjustments                                              7,827                    628
                                                                   --------               --------
         Net cash (used in) operating activities                    (11,582)               (18,499)

Cash flows from investing activities:
   Capital expenditures                                             (13,706)               (26,292)
   Proceeds from disposition of assets                                   88                 18,207
                                                                   --------               --------
         Net cash (used in) investing activities                    (13,618)                (8,085)

Cash flows from financing activities:
   Issuance of common stock                                              85                    446
   Deferred financing costs                                          (5,689)                  (585)
   Proceeds from revolving loan and long-term
     borrowings                                                     125,491                 31,475
   Repayment of revolving loan, long-term borrowings
     and capital lease obligation                                   (99,478)               (12,454)
                                                                   --------               --------
         Net cash provided by financing activities                   20,409                 18,882

Effect of currency exchange rate changes on cash                       (499)                  (131)
                                                                   --------               --------
Net (decrease) in cash and equivalents                               (5,290)                (7,833)
Cash and equivalents at beginning of period                           9,028                 24,407
                                                                   --------               --------
Cash and equivalents at end of period                              $  3,738               $ 16,574
                                                                   ========               ========
------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Interest paid                                                    $25,587                $33,146
   Income taxes paid                                                $ 1,382                $ 3,609

The accompanying notes are an integral part of the consolidated financial statements.

              VISKASE COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                   June         December
                                 30, 1999       25, 1998

Raw materials                    $ 9,393        $10,500
Work in process                   38,100         38,291
Finished products                 42,890         44,437
                                 -------        -------
                                 $90,383        $93,228
                                 =======        =======

Approximately 61% of the inventories at June 30, 1999 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $5,263 at June 30, 1999.

2. DEBT OBLIGATIONS (dollars in thousands)

During June 1999, the Company entered into two-year secured credit agreements consisting of a $50,000 senior revolving credit facility, including a $26,000 sublimit for issuance of letters of credit (Senior Revolving Credit Facility), a $50,000 senior term facility (Senior Term Facility), collectively the "Senior Secured Credit Facility," and $35,000 of junior secured term loans (Junior Term Loans). The proceeds of the Senior Secured Credit Facility and the Junior Term Loans were used to repay the $55,000 Senior Secured Notes outstanding and obligations outstanding under the Company's existing Revolving Credit Facility. The Senior Secured Credit Facility and the Junior Term Loans have a maturity date of June 30, 2001. The 12% Senior Secured Notes, as of December 31, 1998, have been reclassified to long-term debt based upon the Company's refinancing of obligations on a long-term basis.

Outstanding short-term and long-term debt consisted of:

                                         June        December
                                       30, 1999      31, 1998
                                      --------       --------
Short-term debt, current maturity
  of long-term debt, and
  capital lease obligation:

  Senior Term Facility                 $ 3,572
  Current maturity of
    Viskase Capital Lease Obligation    14,376        $13,031
  Current maturity of Viskase
    Limited Term Loan (3.2%)             1,532          1,742
  Other                                    954          1,347
                                      --------       --------
          Total short-term debt       $ 20,434       $ 16,120
                                      ========       ========
Long-term debt:

  Senior Revolving Credit Facility     $10,339
  Senior Term Facility                  46,428
  Junior Term Facility                  35,000
  12% Senior Secured Notes due 1999                  $ 55,000
  10.25% Senior Notes due 2001         219,262        219,262
  Viskase Capital Lease Obligation      97,466        111,842
  Viskase Limited Term Loan (3.2%)                        868
  Other                                  1,506          1,908
                                      --------       --------
            Total long-term debt      $410,001       $388,880
                                      ========       ========

The Company's Senior Secured Credit Facility and Junior Term Loans contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to earnings before depreciation, interest, amortization, and taxes (EBDIAT) and a limitation on capital expenditures. As of June 30, 1999, the Company is in compliance with covenants under its debt obligations.

On August 24, 1998, the Company redeemed $105,000 of the aggregate principal amount of its 12% Senior Secured Notes using proceeds from the Clear Shield National, Inc. (Clear Shield) divestiture. The notes were redeemed at approximately 108.5% of principal amount, plus accrued interest to the date of redemption. The Company recognized an extraordinary after-tax loss of $6,800 on the partial redemption of its 12% Senior Secured Notes. The extraordinary loss is comprised of $8,900 of yield maintenance premiums and $2,200 write-off of deferred debt issuance costs, net of a $4,300 income tax benefit.

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

On August 19, 1998, the Court granted Viskase's motion for partial summary judgment finding that ANC's use of the "Affinity" brand resin infringed Viskase's patents. The Court also reinstated the permanent injunction. Viskase filed a motion to have the jury verdict as to compensatory damages reinstated. ANC filed a motion to dismiss the lawsuit claiming that Viskase's patents are invalid and Viskase failed to join an indispensable party to the lawsuit. On May 10, 1999, the Court granted Viskase's motion to have the jury verdict as to the compensatory damages reinstated. In May and June 1999, the parties briefed the issue of enhanced damages and on July 2, 1999, the Court awarded Viskase total damages of $164.9 million. ANC has filed a motion for reconsideration.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to the challenge of the first patent, on September 25, 1998, the USPTO, after initially rejecting Viskase's claims, gave notice of its intent to reissue Viskase's patent in its entirety. ANC filed another request for reexamination of the patent, which has the effect of staying the reissuance. The USPTO initially rejected Viskase's claims and Viskase has filed its response. With respect to the challenge of the second patent, the USPTO, after initially rejecting Viskase's claims, withdrew the rejection in view of Viskase's response and raised new grounds of rejection. Viskase is preparing a response to the new grounds of rejection. If the USPTO ultimately disallows the claims of the second Viskase patent, the effect upon the Court action will not be significant.

On May 3, 1999, ANC commenced legal action in the Federal District Court for the Northern District of Illinois seeking declaratory relief that Viskase's second patent is invalid. ANC also filed a motion to consolidate the new action with the existing suit. ANC's motion to consolidate was granted and then the Court dismissed ANC's suit with prejudice.

The Company expects ANC to vigorously contest these matters in the Court and the USPTO and to appeal any final judgment. No part of the pending claims has been recorded in the Company's financial statements. Through June 30, 1999, $4.7 million in patent defense costs had been accrued and capitalized.

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

During the second quarter of 1999 and accumulated to date, cash payments against the reserve were $.6 million and $8.3 million, respectively. A remaining restructuring reserve of $4.2 million is included in accrued liabilities on the balance sheet.

5.  DISCONTINUED OPERATIONS (dollars in thousands)

In June 1998 the Company's Board of Directors agreed to sell the Clear Shield and Sandusky Plastics, Inc. (Sandusky) subsidiaries. Sandusky was sold on June 11, 1998 and the Company completed the divestiture of Clear Shield on July 23, 1998. Accordingly, the operating results from both subsidiaries have been segregated from continuing operations and reported as a separate line item, Results of Discontinued Operations, on the Statements of Operations.


Operating results from discontinued operations are as follows:

                                      Three Months       Six   Months
                                       Ended June         Ended June
                                        25, 1998          25, 1998
                                       -----------       ------------
Net sales                                $29,403           $56,781

Costs and expenses
  Cost of sales                           24,329            46,634
  Selling, general and administrative      4,435             8,732
  Amortization of intangibles and
    excess reorganization value              394               727
                                         -------           -------
Operating income                             245               688

  Interest expense                            21                43
  Other expense (income), net               (441)              103
                                         -------           -------
Income from continuing
  operations before taxes                    665               542
  Income tax provision                       402               486
                                         -------           -------
Net Income from continuing
  operations                             $   263           $    56
                                         =======           =======

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

The following sets forth the components of other comprehensive income
(loss) and the related income tax provision (benefit):

                            Three Months         Three Months       Six  Months      Six  Months
                             Ended June           Ended June        Ended June       Ended  June
                              30, 1999             25, 1998          30, 1999          25, 1998
                            -------------       --------------     ------------      -----------
Foreign currency
  translation
  adjustment (1)               $(1,258)             $(495)            $(2,253)           $(164)

(1) Net of related tax (benefit) of $(804) and $(316) for the second quarter ended 1999 and 1998, respectively, and $(1,440) and $(105) for the first six months ended 1999 and 1998, respectively.

7.  EARNINGS PER SHARE

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by this Statement, the Company adopted the new standards for computing and presenting earnings per share (EPS) for all period EPS data presented. Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                         Three Months      Three Months       Six Months        Six Months
                                          Ended June        Ended June        Ended June        Ended June
                                           30, 1999          25, 1998          30, 1999          25, 1998
                                         -------------     -------------      ----------       ------------
                                             (in thousands, except for weighted average shares outstanding)
NUMERATOR (in thousands):

Net (loss) available
   to common stockholders:

  From continuing operations:                $(8,073)            $(6,440)        $(19,409)         $(17,623)

  Discontinued operations:
  Income from discontinued
  operations:                                                        263                                 56
  (Loss) on disposal                                              (1,560)                            (1,560)
                                             -------             -------         --------          --------
Net (loss) available to common
  stockholders for basic and
  diluted EPS                                $(8,073)            $(7,737)        $(19,409)         $(19,127)
                                             =======             =======         ========          ========
DENOMINATOR:

Weighted average shares
  outstanding
  for basic EPS                           14,875,506          14,818,561       14,871,305        14,796,136

Effect of dilutive securities                      0                   0                0                 0
                                          ----------          ----------       ----------        ----------
Weighted average shares
  outstanding
  for diluted EPS                         14,875,506          14,818,561       14,871,305        14,796,136
                                          ==========          ==========       ==========        ==========

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Results of Operations
---------------------

The Company's net sales from continuing operations for the first six months and second quarter of 1999 were $189.2 million and $97.1 million, respectively, which represent a decrease of 8.5% and 7.9%, respectively, from comparable periods of 1998. The decline in sales reflects the continuing effect of competitive selling prices in the casings industry in both the domestic and European markets. Brazil's sales have increased over the prior year due to significant volume gains in both the casing and film product lines, offset by the translation effect of the strengthening of the U.S. dollar against the real.

Operating income from continuing operations for the first six months and second quarter of 1999 were $5.3 million and $4.1 million, respectively, which compared favorably to the same prior year periods of $2.0 million and $(.1) million, respectively. The increase in operating income has benefitted from cost cutting efforts undertaken by the Company during the fourth quarter of 1998. The cost savings from lower selling, administration, and amortization expenses for the six-month and three-month periods over the prior year were $10.8 million and $7.4 million, respectively, and were partially offset by the reduction in gross margin due to competitive selling prices in the casings industry.

Net interest expense from continuing operations for the six-month period in 1999 totaled $21.1 million, representing a decrease of $6.6 million from the six-month period in 1998. The decrease is primarily due to interest savings from the redemption of $105 million of the 12% Senior Secured Notes. (Refer to Note 2.)

Other expense from continuing operations of approximately $4.6 million and $.5 million for the first six months of 1999 and 1998, respectively, consists principally of foreign exchange losses.

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

The tax benefit for the first six months of 1999 resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from foreign losses for which no tax benefit is provided, a benefit of $.9 million was provided on a loss from continuing operations of $20.4 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.


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

The Company will implement the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $5.3 million during the six months ended June 30, 1999. Cash flows used in operating activities of $11.6 million and investing activities of $13.6 million exceeded funds provided by financing activities of $20.4 million. Cash flows used in operating activities were principally attributable to the Company's loss from operations and an increase in working capital usage offset by the effect of depreciation and amortization. Cash flows provided by financing activities were principally due to the Company's June 1999 refinancing. The Company entered into a $100 million Senior Secured Credit Facility and $35 million of Junior Term Loans. The proceeds were used to redeem the $55 million 12% Senior Secured Notes and the $30 million existing Revolving Credit Facility. In the first quarter of 1999, a $13 million principal repayment was made under the General Electric Capital Corporation (GECC) lease. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment.

The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $50 million Senior Revolving Credit Facility entered into in June 1999. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, borrowing base limita-tions measured by accounts receivable and inventory of the Company, and reserves that may be established at the discretion of the lenders. There is approximately $10.3 million outstanding under the Senior Revolving Credit Facility at June 30, 1999.

The Company's Senior Secured Credit Facility and Junior Term Loans contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and minimum leverage ratio of total liabilities to EBDIAT, and a limitation on capital expenditures.

As of June 30, 1999, the Company is in compliance with the covenants under its debt obligations.

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

Capital expenditures for continuing operations for the first six months of 1999 and 1998 totaled $13.7 million and $18.5 million, respectively. Capital expenditures for discontinued operations for the first six months of 1998 totaled $7.8 million. Significant 1999 and 1998 capital expenditures for continuing operations included a new information technology system at Viskase, costs associated with the Nucel(R) project, and additional production capacity for specialty films. Capital expenditures for discontinued operations included the construction of Clear Shield's Twin Falls, Idaho facility. Capital expenditures for continuing operations for 1999 are expected to be approximately $27 million. Capital expenditures for continuing operations for 2000 are expected to be $13 million.

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

Significant Business Information Technology Systems

In January 1996, the Company began a system conversion which incorporated Y2K readiness. The following table shows the status of the business system conversions by country:

   Country               Implementation Date       Status
--------------------     -------------------    ---------------------
United States              January 1, 1998        Complete
France                     October 1, 1998        Complete
United Kingdom             January 1, 1999        Complete
Brazil                     January 1, 1998        Complete
Canada                     October 1, 1999        Planned completion

The Company's significant business IT system is run on servers and a wide-area network outsourced to IBM Global Services. IBM has been certified Y2K compliant for all its system components. By June 30, 1999, all of the Company's personal computers, network server hardware and software had been checked for Y2K compatibility with the vendors. Of the equipment, 95% is compatible and the remaining 5% will be made compatible by September 30, 1999. The expenditures associated with this are approximately $50 thousand. The expenditures for the European implementation totaled approximately $5.0 million in 1998 and through the second quarter of 1999. The Company has capitalized the costs necessary to upgrade its significant business systems.

Internal Non-IT Systems

The Non-IT systems consist primarily of PC-based manufacturing systems and process control units. The Y2K Committee has designated a member at each plant to inventory its systems and determine the status of its Y2K readiness. These systems were tested for compliance by June 30, 1999. The Company has estimated the cost of Y2K readiness to be approximately $.4 million for its non-financial systems. A contingency plan is in place.

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

No reportable events occurred during the quarter ended June 30, 1999.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5 - Other Information
         -----------------

None.


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits

     10.22 Financing Agreement, dated June 14, 1999, among Viskase Corporation, Viskase Sales Corporation and the CIT
             Group/Business Credit, Inc. on behalf of itself and certain lenders.

     10.23 Financing Agreement, dated June 14, 1999, among Viskase Corporation, Viskase Sales Corporation and the lenders listed on the signature page thereto.

     10.24 Financing Agreement, dated June 14, 1999, among Viskase Corporation, Viskase Sales Corporation and D.P. Kelly & Associates, L.P.

     10.25 Form of Pledge Agreements made by Viskase Corporation to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P.

     10.26 Form of Pledge Agreements made by Viskase Sales Corporation to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P.

     10.27   Form of Pledge Agreements made by Viskase Holding
             Corporation to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P.

     10.28 Form of Parent Pledge Agreements made by Viskase Companies, Inc. to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P.

     10.29   Form of Security Agreements made by Viskase Holding
             Corporation in favor of each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P.

     10.30   Form of Parent Security Agreements made by Viskase
             Companies, Inc. in favor of each of (i) the CIT
             Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P.

     10.31 Form of Joint and Several Guaranty of Viskase Corporation and Viskase Sales Corporation to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P.

        27   Financial Data Schedule.

(b)     Reports on Form 8-K

  (1) On May 20, 1999, the Company filed a Form 8-K to report that on May 13, 1999 the Company announced that the U.S. District Court for the Northern District of Illinois, Eastern Division, granted Viskase Corporation's motion to reinstate the $102.4 million damage award in the case of Viskase Corporation vs. American National Can.

  (2) On July 7, 1999, the Company filed a Form 8-K to report that on July 6, 1999 the Company announced that the U.S. District Court for the Northern District of Illinois, Eastern Division, entered a final judgment in favor of Viskase Corporation in the amount of $164.9 million for compensatory and enhanced damages and prejudgment interest in the case of Viskase Corporation vs. American National Can Company.

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

                                        VISKASE COMPANIES, INC.
                                        -----------------------
                                        Registrant

                                        By: /s/
                                            ----------------------
                                            Gordon S. Donovan
                                            Vice President, Chief
                                             Financial Officer and
                                             Treasurer (Duly authorized
                                             officer and principal
                                             financial officer of the
                                             registrant)


Date:  August 16, 1999