Form 10-Q
period 1999-09-30
VISKASE COMPANIES INC
filed 1999-11-15
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          ---------------
                             FORM 10-Q

   / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1999
                                             ------------------

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


     As of November 10, 1999, there were 15,058,439 shares outstanding of the registrant's Common Stock, $.01 par value.

                          Page 1 of 18 Pages

                     INDEX TO FINANCIAL STATEMENTS

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES

          UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE

Unaudited consolidated balance sheet at September 30, 1999
    and audited consolidated balance sheet at December 31, 1998      4

Unaudited consolidated statements of operations for the
    three months ended September 30, 1999 and September 24, 1998 and for the nine months ended September 30, 1999 and
    September 24, 1998                                               5

Unaudited consolidated statements of cash flows for the
    nine months ended September 30, 1999 and September 24, 1998      6

Notes to consolidated financial statements                           7

                   PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (1998 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1998 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations and cash flows are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations and cash flows are not necessarily indicative of those expected for the year.

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   September 30,      December 31,
                                                       1999                1998
                                                  --------------      -------------
                                                    (unaudited)
                                                            (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                              $  7,329            $  9,028
    Receivables, net                                    49,836              47,718
    Inventories                                         84,254              93,228
    Other current assets                                16,423              15,337
                                                      --------            --------
       Total current assets                            157,842             165,311

  Property, plant and equipment,
    including those under capital leases               487,011             475,525
    Less accumulated depreciation
      and amortization                                 172,736             145,680
                                                      --------            --------
    Property, plant and equipment, net                 314,275             329,845

  Deferred financing costs, net                          4,600               1,198
  Other assets                                          32,369              34,715
                                                      --------            --------
       Total assets                                   $509,086            $531,069
                                                      ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current portion
      of long-term debt and obligations
      under capital leases                            $ 22,318            $ 16,120
    Accounts payable                                    30,783              36,337
    Accrued liabilities                                 59,883              62,319
    Current deferred income taxes                        8,810               8,810
                                                      --------            --------
       Total current liabilities                       121,794             123,586

  Long-term debt including obligations
    under capital leases                               402,567             388,880

  Accrued employee benefits                             48,196              48,115
  Deferred and noncurrent income taxes                  20,719              26,395

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      15,050,892 shares issued and
      outstanding at September 30, 1999 and
      14,859,467 shares at December 31, 1998               151                 149
    Paid in capital                                    137,430             136,715
    Accumulated (deficit)                             (224,468)           (197,454)
    Cumulative foreign currency
      translation adjustments                            2,697               4,693
    Unearned restricted stock issued
      for future service                                                       (10)
                                                      --------            --------
       Total stockholders' equity (deficit)            (84,190)            (55,907)
                                                      --------            --------
       Total liabilities and stockholders' equity     $509,086            $531,069
                                                      ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                       Three Months        Three Months           Nine Months          Nine Months
                                     Ended September      Ended September       Ended September       Ended September
                                         30, 1999             24, 1998              30, 1999             24, 1998
                                     ---------------      ---------------       ---------------       ---------------
                                            (in thousands, except for number of shares and per share amounts)
NET SALES                                 $96,277             $102,567             $285,442              $309,233

COSTS AND EXPENSES
  Cost of sales                            73,467               76,629              216,014               229,177
  Selling, general and
    administrative                         17,888               22,164               56,714                65,813
  Amortization of intangibles
    and excess reorganization value         1,250                3,469                3,750                10,408
  Unusual charge                                               148,569                                    150,069
                                          -------             --------             --------              --------
OPERATING INCOME (LOSS)                     3,672             (148,264)               8,964              (146,234)

  Interest income                             139                  283                  425                   585
  Interest expense                         12,300               12,461               33,673                40,488

  Other expense (income), net                (227)                 374                4,334                   840
                                          -------             --------             --------              --------
(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                      (8,262)            (160,816)             (28,618)             (186,977)

  Income tax (benefit)                       (657)             (10,714)              (1,604)              (19,252)
                                          -------             --------             --------              --------
NET (LOSS) FROM CONTINUING
  OPERATIONS                               (7,605)            (150,102)             (27,014)             (167,725)

DISCONTINUED OPERATIONS:
  Income from discontinued operations
    net of income taxes (Note 5)                                   264                                        320
  Gain on sale of discontinued
    operations net of income tax
    benefit of $23,667 and $22,669                              37,016                                     35,456
                                          -------             --------             --------              --------
NET (LOSS) BEFORE
    EXTRAORDINARY ITEM                     (7,605)            (112,822)             (27,014)             (131,949)

  Extraordinary (loss)
    on early extinguishment
    of debt net of income
    tax benefit of $4,343                                       (6,793)                                    (6,793)
                                          -------             --------             --------              --------
NET (LOSS)                                 (7,605)            (119,615)             (27,014)             (138,742)

  Other comprehensive
    income (loss), net of tax:
  Foreign currency
    translation adjustments                 1,035                1,171               (1,218)                1,007
                                          -------             --------             --------              --------
COMPREHENSIVE (LOSS)                      $(6,570)           $(118,444)            $(28,232)            $(137,735)
                                          =======            =========             ========             =========
WEIGHTED AVERAGE COMMON
  SHARES - BASIC AND DILUTED           14,998,213           14,846,420           14,914,072            14,812,897
                                       ==========           ==========           ==========            ==========
PER SHARE AMOUNTS:

EARNINGS (LOSS) PER SHARE
  - basic and diluted
  Continuing operations                     $(.51)             $(10.11)              $(1.81)              $(11.32)

  Discontinued operations:
    Income from discontinued
      operations                                                   .02                                        .02
    Gain on sale of
      discontinued operations                                     2.49                                       2.39
                                          -------             --------             --------              --------
  Net (loss) before
      extraordinary item                     (.51)               (7.60)               (1.81)                (8.91)

  Extraordinary (loss)                                            (.46)                                      (.46)
                                          -------             --------             --------              --------
  Net (loss)                                $(.51)              $(8.06)              $(1.81)               $(9.37)
                                            =====               ======               ======                ======

The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                           Nine    Months    Ended
                                                                     ---------------------------------
                                                                     September 30,      September 24,
                                                                          1999               1998
                                                                     -------------      ------------
                                                                              (in thousands)
Cash flows from operating activities:
  Net (loss)                                                          $ (27,014)         $(138,742)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization under capital lease                  30,053             29,808
      Amortization of intangibles and excess
        reorganization value                                              3,750             10,408
      Amortization of deferred financing fees and discount                2,166              1,449
      (Decrease) in deferred and noncurrent income taxes                 (4,069)            (1,952)
      Foreign currency transaction loss (gain)                               68               (155)
      Loss (gain) on disposition of assets                                   10            (58,221)
      Bad debt provision                                                    842                740
      Impairment loss excess reorganization                                                 91,169
      Extraordinary loss on debt extinguishment                                             11,136

      Changes in operating assets and liabilities:
        Receivables                                                      (4,245)            17,084
        Inventories                                                       7,182            (20,110)
        Other current assets                                             (1,411)            (3,353)
        Accounts payable and accrued liabilities                         (6,026)            49,110
        Other                                                             2,383            (10,103)
                                                                       --------           --------
      Total adjustments                                                  30,703            117,010
                                                                       --------           --------
        Net cash provided by (used in) operating activities               3,689            (21,732)

Cash flows from investing activities:
  Capital expenditures                                                  (20,130)           (24,028)
  Proceeds from disposition of assets                                        97            163,758
                                                                       --------           --------
        Net cash (used in) provided by investing activities             (20,033)           139,730

Cash flows from financing activities:
  Issuance of common stock                                                  727                530
  Deferred financing costs                                               (5,837)              (604)
  Proceeds from revolving loan and long-term
    borrowings                                                          120,176              1,475
  Repayment of revolving loan, long-term borrowings
    and capital lease obligation                                        (99,867)          (117,178)
  Premium on early extinguishment of debt                                                   (8,927)
                                                                       --------           --------
        Net cash provided by (used in) financing activities              15,199           (124,704)

Effect of currency exchange rate changes on cash                           (554)              (142)
                                                                       --------           --------
Net (decrease) in cash and equivalents                                   (1,699)            (6,848)
Cash and equivalents at beginning of period                               9,028             24,407
                                                                       --------           --------
Cash and equivalents at end of period                                  $  7,329           $ 17,559
                                                                       ========           ========
--------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                                         $28,075            $36,013
  Income taxes paid                                                     $ 1,866            $ 4,831

The accompanying notes are an integral part of the consolidated financial statements.

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                      September      December
                                      30, 1999       31, 1998
                                     ----------      ---------
Raw materials                          $ 9,761        $10,500
Work in process                         34,623         38,291
Finished products                       39,870         44,437
                                       -------        -------
                                       $84,254        $93,228
                                       =======        =======

Approximately 58% of the inventories at September 30, 1999 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $5,291 at September 30, 1999.

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

Outstanding short-term and long-term debt consisted of:

                                                                        September       December
                                                                         30, 1999       31, 1998
Short-term debt, current maturity of long-term
  debt, and capital lease obligation:

  Senior Term Facility                                                   $  5,358
  Current maturity of Viskase Capital Lease Obligation                     14,376        $ 13,031
  Current maturity of Viskase Limited Term Loan (3.2%)                      1,578           1,742
  Other                                                                     1,006           1,347
                                                                         --------        --------
          Total short-term debt                                          $ 22,318        $ 16,120
                                                                         ========        ========
Long-term debt:

  Senior Revolving Credit Facility                                       $  5,000
  Senior Term Facility                                                     44,642
  Junior Term Facility                                                     35,000
  12% Senior Secured Notes due 1999                                                      $ 55,000
  10.25% Senior Notes due 2001                                            219,262         219,262
  Viskase Capital Lease Obligation                                         97,466         111,842
  Viskase Limited Term Loan (3.2%)                                                            868
  Other                                                                     1,197           1,908
                                                                         --------        --------
          Total long-term debt                                           $402,567        $388,880
                                                                         ========        ========

The Company's Senior Secured Credit Facility and Junior Term Loans contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to earnings before depreciation, interest, amortization, and taxes (EBDIAT) and a limitation on capital expenditures. As of September 30, 1999, the Company is in compliance with these covenants.

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

On August 19, 1998, the Court granted Viskase's motion for partial summary judgment finding that ANC's use of the "Affinity" brand resin infringed Viskase's patents. The Court also reinstated the permanent injunction. Viskase filed a motion to have the jury verdict as to compensatory damages reinstated. ANC filed a motion to dismiss the lawsuit claiming that Viskase's patents are invalid and Viskase failed to join an indispensable party to the lawsuit. On May 10, 1999, the Court granted Viskase's motion to have the jury verdict as to the compensatory damages reinstated. In May and June 1999, the parties briefed the issue of enhanced damages and on July 2, 1999, the Court awarded Viskase total damages of $164.9 million. ANC filed a motion for reconsideration which was denied.

On May 3, 1999, ANC commenced legal action in the Federal District Court for the Northern District of Illinois seeking declaratory relief that one of the litigated patents is invalid. ANC also filed a motion to consolidate the declaratory action with the 1993 suit. ANC's motion to consolidate was granted and then the Court dismissed ANC's suit with prejudice at the same time the Court awarded Viskase total damages of $164.9 million.

ANC has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. ANC's brief is due November 22, 1999, Viskase's response brief is due January 3, 2000, and ANC's reply brief is due January 18, 2000. Viskase expects oral arguments to occur in the first or second quarter of 2000.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark Office (USPTO). With respect to the challenge of the first patent, on September 25, 1998, the USPTO, after initially rejecting Viskase's claims, gave notice of its intent to reissue Viskase's patent in its entirety. ANC filed another request for reexamination of the patent, which has the effect of staying the reissuance. The USPTO initially rejected Viskase's claims and Viskase has filed its response. With respect to the challenge of the second patent, the USPTO, after initially rejecting Viskase's claims, withdrew the rejection in view of Viskase's response and raised new grounds of rejection. Viskase has filed a response to the new grounds of rejection. If the USPTO ultimately disallows the claims of the second Viskase patent, the effect upon the Court action will not be significant.

No part of the pending claims has been recorded in the Company's financial statements. Through September 30, 1999, $4.8 million in patent defense costs had been accrued and capitalized.

In March 1997 Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. In September 1999, Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to the expansion of the grand jury investigation into the specialty films industry. Viskase Corporation is cooperating fully with the investigations.

In November 1999, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in a civil complaint, Leon's Sausage Company, on behalf of itself and all
           ---------------------------------------------------
others similarly situated v. Viskase Companies, Inc., Envirodyne
----------------------------------------------------------------
Industries, Inc., Viskase Corporation, Devro-Teepak, Inc., Civil
--------------------------------------------------------
Action No. 99C7200, United States District Court for the Northern District of Illinois, Eastern Division. This complaint alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry.

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

During the third quarter of 1999 and accumulated to date, cash payments against the reserve were $.7 million and $9.0 million, respectively. A remaining restructuring reserve of $3.5 million is included in accrued liabilities on the balance sheet.

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

Operating results from discontinued operations are as follows:

                                                       Three Months             Nine Months
                                                      Ended September         Ended September
                                                         24, 1998                 24, 1998
                                                      ---------------         ---------------
Net sales                                                 $ 5,536                  $62,317

Costs and expenses
  Cost of sales                                             4,176                   50,810
  Selling, general and administrative                         725                    9,457
  Amortization of intangibles and
    excess reorganization value                               136                      863
                                                          -------                  -------
Operating income                                              499                    1,187

  Interest expense                                              7                       50
  Other expense (income), net                                 (12)                      91
                                                          -------                  -------
Income from continuing
  operations before taxes                                     504                    1,046
  Income tax provision                                        240                      726
                                                          -------                  -------
Net Income from continuing
  operations                                              $   264                  $   320
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

The following sets forth the components of other comprehensive income
(loss) and the related income tax provision (benefit):

                                      Three Months      Three Months     Nine Months     Nine Months
                                          Ended             Ended           Ended           Ended
                                        September         September       September       September
                                        30, 1999          24, 1998        30, 1999        24, 1998
                                      -------------     -------------    -----------     ------------
Foreign currency translation
  adjustment (1)                         $1,035             $1,171        $(1,218)         $1,007

(1) Net of related tax provision (benefit) of $662 and $748 for the third quarter ended 1999 and 1998, respectively, and $(778) and $643 for the first nine months ended 1999 and 1998, respectively.
</TABLE

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



                                                Three Months       Three Months      Nine  Months      Nine  Months
                                               Ended September    Ended September  Ended September    Ended September
                                                  30, 1999           24, 1998          30, 1999          24, 1998
                                               ---------------    ---------------  ---------------    ---------------
                                                 (in thousands, except for weighted average shares outstanding)
NUMERATOR:

Net (loss) available
  to common stockholders:

  From continuing operations:                      $(7,605)          $(150,102)        $(27,014)          $(167,725)

  Discontinued operations:
  Income from discontinued
  operations:                                                              264                                  320
  Gain on disposal                                                      37,016                               35,456
                                                   -------           ---------         --------           ---------
  Net (loss) before
    extraordinary item                                                (112,822)                            (131,949)
  Extraordinary (loss)                                                  (6,793)                              (6,793)
                                                   -------           ---------         --------           ---------
Net loss available to common
  stockholders for basic and
  diluted EPS                                      $(7,605)          $(119,615)       $ (27,014)          $(138,742)
                                                   =======           =========        =========           =========
DENOMINATOR:

Weighted average shares
  outstanding
  for basic EPS                                 14,998,213          14,846,420       14,914,072          14,812,897

Effect of dilutive securities                            0                   0                0                   0
                                                ----------          ----------       ----------          ----------
Weighted average shares
  outstanding
  for diluted EPS                               14,998,213          14,846,420       14,914,072          14,812,897
                                                ==========          ==========       ==========          ==========

Common stock equivalents are excluded from the loss-per-share calculations as the result is antidilutive since the numerator is a loss from continuing operations.

8.  ACCOUNTING STANDARDS

The Company will adopt the provisions of Statement of Financial
Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). SFAS No. 137 is effective for financial statements issued for fiscal years beginning after June 15, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
Results of Operations
---------------------
The Company's net sales from continuing operations for the first nine months and third quarter of 1999 were $285.4 million and $96.3 million, respectively, which represent a decrease of 7.7% and 6.1%, respectively, from comparable periods of 1998. The decline in net sales reflects the continuing effect of competitive selling prices in the casings industry in both the domestic and European markets partially offset by volume gains in these markets. Additionally, the decline in net sales reflects the translation effect of the strengthening of the U.S. dollar against the French franc and real. Brazil's sales have increased over the prior year due to significant volume gains in both the casing and film product lines.

Operating income from continuing operations for the first nine months and third quarter of 1999 was $9.0 million and $3.7 million, respectively. These results compared favorably to operating income
(loss) for the prior year. After exclusion of the prior year unusual charges of $150.1 million and $148.6 million for the same prior year periods, operating income was $3.8 million and $.3 million, respectively. The increase in operating income has benefitted from an increase in sales of the Company's barrier shrink bag business and from cost cutting efforts undertaken during the fourth quarter of 1998. The cost savings from lower selling, administrative and amortization expenses for the nine months and third quarter over prior year were $15.8 million and $6.5 million, respectively, and were partially offset by the reduction in gross margin due to competitive selling prices in the casings industry.

Net interest expense from continuing operations for the nine-month period in 1999 totaled $33.2 million, representing a decrease of $6.7 million from the first nine months of 1998. The decrease is primarily due to interest savings from the redemption of $105 million of the 12% Senior Secured Notes on August 24, 1998.

Other expense from continuing operations approximated $4.3 million and $.8 million for the first nine months of 1999 and 1998, respectively. The 1999 expense consists principally of foreign exchange losses. The 1998 expense consists of losses on the disposition of assets and foreign exchange losses.

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

The tax benefit for the first nine months of 1999 resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from foreign losses for which no tax benefit is provided, a benefit of $1.6 million was provided on a loss from continuing operations of $28.6 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

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

The Company will adopt the provisions of Statement of Financial
Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). SFAS No. 137 is effective for financial statements issued for fiscal years beginning after June 15, 2000.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $1.7 million during the nine months ended September 30, 1999. Cash flows used in investing activities of $20.0 million exceeded funds provided by operating activities of $3.7 million and financing activities of $15.2 million. Cash flows provided by operating activities were principally attributable to the Company's loss from operations offset by a decrease in working capital usage and the effect of depreciation and amortization. Cash flows provided by financing activities were principally due to the Company's June 1999 refinancing. The Company entered into a $100 million Senior Secured Credit Facility and secured $35 million of Junior Term Loans. The proceeds were used to redeem the $55 million 12% Senior Secured Notes and the $30 million existing Revolving Credit Facility. In the first quarter of 1999, a $13 million principal repayment was made under the General Electric Capital Corporation (GECC) lease. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment.

The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $50 million Senior Revolving Credit Facility entered into in June 1999. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, borrowing base limitations measured by accounts receivable and inventory of the Company, and reserves that may be established at the discretion of the lenders. There is approximately $5.0 million outstanding under the Senior Revolving Credit Facility at September 30, 1999.

The Company's Senior Secured Credit Facility and Junior Term Loans contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and minimum leverage ratio of total liabilities to EBDIAT, and a limitation on capital expenditures. As of September 30, 1999, the Company is in compliance with the covenants.

As of September 30, 1999, the Company received an amendment and waiver under the GECC Capital Lease Obligation. The Company determined that, as of September 30, 1999, without the amendment and waiver, it would not have been in compliance with the fixed charge ratio covenant.

The Company anticipates that its current cash position, its operating cash flows, the availability under its credit agreement and proceeds from future asset sales are expected to be sufficient to meet its operating expenses and debt service requirements. The Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company anticipates it will refinance the 10.25% Notes or seek alternative strategies including, but not limited to, selling additional equity capital.

Capital expenditures for continuing operations for the first nine months of 1999 and 1998 totaled $20.1 million and $24.0 million, respectively. Capital expenditures for discontinued operations for the first nine months of 1998 totaled $9.0 million. Significant 1999 and 1998 capital expenditures for continuing operations included a new information technology system at Viskase, costs associated with the development of new technology to produce the Company's cellulosic casings (the Nucel(R) project), and additional production capacity for specialty films. Capital expenditures for discontinued operations included the construction of Clear Shield's Twin Falls, Idaho facility. Capital expenditures for continuing operations for 1999 are expected to be approximately $27 million. Capital expenditures for continuing operations for 2000 are expected to be $13 million.

The Company has spent approximately $7 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years. The 1999 research and development and product introduction expenses are expected to approximate $9 million. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings under the Nucel(R) process. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.

Year 2000
---------

The Year 2000 (Y2K) issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. Businesses are at risk for possible miscalculations or systems failures that may disrupt their business operations due to the Year 2000 issue.

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

Significant Business Information Technology Systems

In January 1996, the Company began a system conversion which incorporated Y2K readiness. The following table shows the status of the business system conversions by country:

      Country           Implementation Date          Status
-------------------     -------------------    -------------------
United States            January 1, 1998       Complete
France                   October 1, 1998       Complete
United Kingdom           January 1, 1999       Complete
Brazil                   January 1, 1998       Complete
Canada                   December 1, 1999      Planned completion

The Company's significant business IT system is run on servers and a wide-area network outsourced to IBM Global Services. IBM has been certified Y2K compliant for all its system components. By September 30, 1999, all of the Company's personal computers, network server hardware and software had been checked for Y2K compatibility with the vendors. Of the equipment, 100% is compatible. The expenditures associated with this are approximately $100 thousand. The expenditures for the European implementation totaled approximately $5.0 million in 1998 and through the third quarter of 1999. The Company has capitalized the costs necessary to upgrade its significant business systems.

Internal Non-IT Systems

The Non-IT systems consist primarily of PC-based manufacturing systems and process control units. The Y2K Committee has designated a member at each plant to inventory its systems and determine the status of its Y2K readiness. These systems were tested and were compliant by September 30, 1999. The Company has estimated the cost of Y2K readiness to be approximately $.4 million for its non-financial systems. A contingency plan is in place.

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

No reportable events occurred during the quarter ended September 30, 1999.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its Annual Meeting of Stockholders (the "Meeting") on July 29, 1999. The following business was conducted at the Meeting: (i) the election of five (5) directors; and (ii) the approval of an amendment to the Viskase Companies, Inc. Parallel Non-Qualified Savings Plan.

The results were as follows:


Election of Directors                For          Withheld
-----------------------         ------------    --------------
Robert N. Dangremond              13,724,983        75,431
Avram A. Glazer                   12,983,585       816,829
Malcolm I. Glazer                 12,984,185       816,229
F. Edward Gustafson               13,716,328        84,086
Gregory R. Page                   13,724,078        76,336

Approval of Amendment                 For          Against        Abstaining
---------------------------     -------------    -----------    --------------
                                  10,765,163       209,096          15,708

There were 2,810,447 broker non-votes.


Item 5 - Other Information
         -----------------
None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
(a)     Exhibits

          27   Financial Data Schedule.

(b)     Reports on Form 8-K

  (1) On July 7, 1999, the Company filed a Form 8-K to report that on July 6, 1999 the Company announced that the U.S. District Court for the Northern District of Illinois, Eastern Division, entered a final judgment in favor of Viskase Corporation in the amount of $164.9 million for compensatory and enhanced damages and prejudgment interest in the case of Viskase Corporation vs. American National Can Company.


                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             VISKASE COMPANIES, INC.
                             Registrant


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


Date:  November 15, 1999