Form 10-K
period 1999-12-31
VISKASE COMPANIES INC
filed 2000-09-25
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                                   ---------
                                   FORM 10-K

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----     SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended          December 31, 1999
                                        ---------------------------

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from               to
                                  --------------    --------------

                       Commission file number   0-5485
                                              ----------

                            VISKASE COMPANIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                 95-2677354
---------------------------                 --------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification No.)

   6855 W. 65th Street, Chicago, Illinois               60638
-----------------------------------------            ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (708) 496-4200

    Securities registered pursuant to Section 12(b) of the Act:

                                   None

    Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            -----

     As of March 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $14,724,774.

     As of March 30, 2000, there were 15,089,790 shares outstanding of the registrant's Common Stock, $.01 par value.

               DOCUMENTS INCORPORATED BY REFERENCE:

                               None.



              VISKASE COMPANIES, INC.

           Form 10-K Annual Report - 1999

                Table of Contents


PART I                                                         Page

  Item 1.  Business                                              1
  Item 2.  Properties                                            7
  Item 3.  Legal Proceedings                                     8
  Item 4.  Submission of Matters to a Vote of Security Holders   9

PART II

  Item 5.  Market for Registrant's Common Equity and Related
              Stockholders Matters                              10

  Item 6.  Selected Financial Data                              11
  Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations     12
  Item 7a. Quantitative and Qualitative Disclosures
              about Market Risk                                 18
  Item 8.  Financial Statements and Supplementary Data          18
  Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure               19

PART III

  Item 10.  Directors and Executive Officers of the Registrant   20
  Item 11.  Executive Compensation                               22
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                     27
  Item 13.  Certain Relationships and Related Transactions       29

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                 30

                    PART I
                    ------
ITEM 1.  BUSINESS
         --------

(a) General development of business:
    -------------------------------
General

Viskase Companies, Inc. (formerly Envirodyne Industries, Inc.) is a Delaware corporation organized in 1970. As used herein, the "Company" means Viskase Companies, Inc. and its subsidiaries. The Company, through Viskase Corporation (Viskase), operates in the film and casing packaging product segments of the food industry. Viskase is a major producer of cellulosic casings used in preparing and packaging processed meat products and is a leading producer of heat shrinkable specialty plastic bags for packaging and preserving fresh and processed meat products, poultry and cheese. The market positions of the Company's subsidiaries set forth in this Form 10-K represent management's belief based upon internally generated information. No independent marketing information has been used to confirm the stated market positions.

In September 1997 the Company retained Donaldson, Lufkin and Jenrette Securities Corporation to assist the Board of Directors in evaluating the Company's strategic alternatives. Such alternatives included, among other things, sale of the entire company, sale of business units or recapitalization. In June 1998, the Company sold its wholly owned subsidiary Sandusky Plastics, Inc. (Sandusky), and in July 1998 the Company sold its wholly owned subsidiary Clear Shield National, Inc. (Clear Shield). In January 2000, the Company announced its intention to sell its plastic barrier and non-barrier shrink film business. (See Part IV, Item 14, Note 25 of Notes to Consolidated Financial Statements.)

(b)  Financial information about industry segments:
     ---------------------------------------------
Reference is made to Part IV, Item 14, Note 23 of Notes to
Consolidated Financial Statements.

(c)  Description of business
     -----------------------
General

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

CASINGS

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

FILMS

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

Specialty plastic films are divided into two types: single layer and multilayer. Single layer specialty plastic films are used primarily to protect fresh and frozen whole turkeys and chickens from moisture loss and handling damage. Multilayer specialty plastic films, referred to in the food industry as "barrier films," are made of layers of co-extruded films, each of which contributes a specific product characteristic. For example, individual layers can provide mechanical strength, puncture resistance or can reduce the transmission of moisture, gases or ultraviolet light and can protect bagged products, such as fresh meats, from weight loss and spoilage.

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

The aggregate of domestic exports and net sales of foreign operations represents approximately 53% of Viskase's total net sales.

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

Sales and Distribution

Viskase has a broad base of customers, with no single customer accounting for more than 9% of sales. Viskase sells its products in virtually every country in the world. In the United States, Viskase has a staff of technical sales teams responsible for sales to fresh meat, processed meat and poultry producers. Approximately 75 distributors market Viskase products to customers in Europe, Africa, Middle East Asia, and Latin America. Its products are marketed through its own subsidiaries in the United Kingdom, Germany, France, Italy, Brazil, Chile, Canada and Poland. At the end of the years 1999 and 1998, Viskase had backlog orders of $53 million and $38 million, respectively.

Viskase maintains nine service and distribution centers worldwide. The service centers perform limited product finishing and provide sales, customer service, warehousing and distribution. Distribution centers provide only warehousing and distribution.

In the United States, Viskase operates distribution centers in Chicago, Illinois and Bensalem, Pennsylvania; as well as a center within the Pauls Valley, Oklahoma, plant. In Latin America, Viskase operates a service center within the Guarulhos, Brazil plant and a distribution center in Santiago, Chile. In Europe, Viskase operates service centers in Caronno, Italy and Pulheim, Germany and distribution centers in Dublin, Ireland and Warsaw, Poland.

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

In the specialty films area, the largest producer of heat shrinkable bags is the Cryovac Division of Sealed Air Corporation. Cryovac developed heat shrinkable films and a vacuumizing process for applying them in the early 1960's. Cryovac sells its bags worldwide to all segments of the food industry, including meat and poultry producers. Pechiney Plastic Packaging is another competitor in the specialty films area. Management believes that Viskase is in the number two position worldwide in the sale of heat shrinkable bags.

Viskase's primary competitors include several major corporations that are larger and better capitalized than Viskase.

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

Viskase believes it has achieved and maintained its position as a leading producer of cellulosic casings and as a major worldwide producer of specialty films for packaging meats through significant expenditures on research and development. The Company expects to continue its research and development efforts. The commercialization of certain of these product and process applications and related capital expenditures to achieve commercialization may require substantial financial commitments in future periods. Should these activities be curtailed or if capital resources are not available to develop its projects, Viskase's ability to maintain its present market share could be materially impaired. Research and development costs from continuing operations are expensed as incurred and totaled $7,799 thousand, $7,375 thousand and $6,907 thousand for 1999, 1998 and 1997, respectively.

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

NUCEL(R) Technology

In May 1997, Viskase announced a technological breakthrough in the production process of viscose for the manufacture of cellulosic casings using NUCEL(R) technology. Engineers at Viskase have adapted this NUCEL(R) technology for its use in the manufacture of cellulosic casings for food production. Viskase has determined that this technology is commercially viable and constructed a full-scale production line which will begin commercial production in 2000. Management believes that a sizable capital investment will be required to fully commercialize the NUCEL(R) technology.

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

Employees

The Company generally maintains productive and amicable relationships with its 2,940 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and its Canadian and European plants have unions. From time to time union organization efforts have occurred at other individual plant locations. Unions represent a total of approximately 750 of Viskase's 2,940 employees.

Trademarks and Patents

Viskase holds patents on many of its major technologies, including those used in its manufacturing processes and the technology embodied in products sold to its customers. Because it believes its ongoing market leadership depends heavily upon its technology, Viskase vigorously protects and defends its patents against infringement by competitors on an international basis. As part of its research and development program, Viskase has developed and expects to continue to develop new proprietary technology and has licensed proprietary technology from third parties. Management believes these activities will enable Viskase to maintain its com-petitive position. Viskase also owns numerous trademarks and registered tradenames that are used actively in marketing its products. Viskase periodically licenses its process and product patents to competitors on a royalty basis.

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

Various state, local and foreign governments have enacted or are considering enacting laws, rules or regulations concerning the disposal of plastic products. While such legislative action has had a minor effect on certain product sales and may have further effect in the future, the Company is not aware of any existing legislative action that it currently expects to have a material adverse effect on the Company.
(d)  Financial information about foreign and domestic operations
     -----------------------------------------------------------
     and export sales
     ----------------
Reference is made to Part IV, Item 14, Note 23 of Notes to Consolidated Financial Statements.


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

Emerald Acquisition Corporation (Emerald), the sole stockholder of Viskase Companies, Inc. prior to Viskase Companies, Inc.'s emergence from bankruptcy in 1993, filed a petition under Chapter
11 of the Bankruptcy Code on August 20, 1993. In March 1998, the bankruptcy petition was dismissed by the Bankruptcy Court.

In addition to the positions with Viskase Companies, Inc. held by the persons specified below for the periods indicated, Mr.
Gustafson has served as executive officer of Emerald since May
1989.


Name, Age and Office                          Business Experience
------------------------  ---------------------------------------------------------------
F. Edward Gustafson, 58       Mr. Gustafson has been Chairman of the Board, President and
Chairman of the Board,        Chief Executive Officer of the Company since March 1996 and a
President and Chief           director of the Company since December 1993. Mr. Gustafson has
Executive Officer             been President and Chief Executive Officer of Viskase since
                              June 1998, and previously from February 1990 to August 1994.
                              From May 1989 to March 1996 Mr. Gustafson served as Executive
                              Vice President and Chief Operating Officer of the Company. Mr.
                              Gustafson has also served as Executive Vice President and Chief
                              Operating Officer of D.P. Kelly and Associates, L.P. (DPK)
                              since November 1988.

Gordon S. Donovan, 46         Mr. Donovan has been Chief Financial Officer of the Company
Vice President, Chief         since January 1997 and Vice President and Chief Financial
Financial Officer,            Officer of Viskase since June 1998. Mr. Donovan has served as
Treasurer and                 Treasurer and Assistant Secretary of the Company since November
Assistant Secretary           1989 and as Vice President since May 1995.

Kimberly K. Duttlinger, 36    Ms. Duttlinger has been Vice President, Secretary and General  Vice
President, Secretary          Counsel of the Company since April 2000. From August 1998
and General Counsel           through April 2000, Ms. Duttlinger served as Associate General
                              Counsel of the Company. From May 1997 to August 1998, Ms.
                              Duttlinger served as Corporate Counsel of the Company. From May
                              1993 to August 1996, Ms. Duttlinger served as Corporate Counsel to Alberto-Culver Company, a manufacturer and distributor of personal care and household products.

ITEM 2.  PROPERTIES
         -----------

VISKASE FACILITIES

   LOCATION                        SQUARE FEET                      PRIMARY USE
---------------------------      ---------------      ----------------------------------
Manufacturing Facilities

Beauvais, France (a)                235,000             Casings production and finishing
Centerville, Iowa                   223,000             Specialty films production and finishing
Guarulhos, Brazil                    81,000             Specialty films production and casings finishing
Kentland, Indiana                   125,000             Casings finishing
Lindsay, Ontario, Canada            166,000             Specialty films finishing
Loudon, Tennessee                   250,000             Casings production
Osceola, Arkansas                   223,000             Casings production
Pauls Valley, Oklahoma              110,000             Casings finishing, specialty films production
                                                           and finishing
Newton Aycliffe, England (a)         30,000             OPP conversion - films
Swansea, Wales                      275,000             Specialty films production and finishing
Thaon, France                       239,000             Casings production and finishing

Distribution Centers - Domestic

Bensalem, Pennsylvania
Chicago, Illinois
Pauls Valley, Oklahoma

Service Centers - Foreign

Guarulhos, Brazil
Pulheim, Germany (a)
Milan, Italy

Distribution Centers - Foreign

Santiago, Chile (a)
Dublin, Ireland
Warsaw, Poland (a)

Headquarters

Worldwide: Chicago, Illinois
Europe: Paris, France (a)

---------------------------------

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

ITEM 3.  LEGAL PROCEEDINGS
         ------------------

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

ANC has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Oral arguments before the United States Circuit of Appeals for the Federal Circuit were held on June 6, 2000 and Viskase expects a decision during fourth quarter of 2000 or first quarter of 2001.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark office (USPTO). Both patents under reexamination have been rejected by the USPTO. In both cases, Viskase has filed appeals to the Board of Patent Appeals and Interferences of the USPTO. For the first patent, Viskase's brief was filed July 13, 2000, and the Examiner's Answer is awaited. For the second patent, Viskase's brief is due October 23, 2000.

On January 14, 2000, Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe, Inc. (successors in interest in ANC) filed suit against the Company and Viskase in the United States District Court for the Northern District of Illinois, Eastern Division. This suit alleges infringement of U.S. Reissue Patent No. 35,567, which patent is set to expire on April 26, 2002, and further alleges patent interference with one of the five Viskase patents litigated in Viskase's legal action against ANC. In May 2000, the District Court dismissed the patent interference count. Pechiney filed an Amended Complaint on June 30, 2000 seeking to reinstate the dismissed count (Count III). On July 25, 2000, Viskase filed a Motion to Dismiss Count III of the Amended Complaint and also filed a Motion for Sanctions related thereto. On August 9, 2000, Viskase filed a Supplemental Motion for Sanctions. On August 24, 2000, Pechiney responded to these motions and Viskase filed its reply on September 14, 2000. Rulings on these motions are presently set for October 13, 2000. Viskase's Answer to the Amended Complaint is presently due October 23, 2000.

No part of the pending claims has been recorded in the Company's finan-cial statements. Through December 31, 1999, $4.9 million in patent defense costs had been accrued and capitalized.

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. In September 1999, Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to the expansion of the grand jury investigation into the specialty films industry. Viskase is cooperating fully with the investigations.

In November 1999, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in a civil complaint, Leon's Sausage Company, on behalf of itself and all others similarly
--------------------------------------------------------------------
situated v. Viskase Companies, Inc., Envirodyne Industries, Inc.,
-----------------------------------------------------------------
Viskase Corporation, Devro-Teepak, Inc., Civil Action No. 99C7200,
---------------------------------------
United States District Court for the Northern District of Illinois, Eastern Division. This complaint alleged that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. In December 1999, the plaintiff in this action voluntarily dismissed the complaint without prejudice.

In late 1999 and early 2000, the Company and certain of its subsidiaries and one other sausage manufacturer were named in ten virtually identical civil complaints filed in the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in the District of New Jersey. Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
Not applicable.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -------------------------------------------------------------
         MATTERS
         -------
(a)  Market Information. Viskase Companies, Inc.'s Common Stock is
     ------------------
traded in the over-the-counter market. The high and low closing bid prices of the Common Stock during 1999 and 1998 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.


1999     First Quarter   Second Quarter   Third Quarter   Fourth Quarter
------   -------------   --------------   -------------   --------------
High         $4.25            $4.94           $4.75           $3.37
Low           3.31             2.88            2.62            1.50


1998     First Quarter   Second Quarter   Third Quarter   Fourth Quarter

High         $8.75            $8.72           $6.75           $4.50
Low           6.68             6.50            3.56            2.88


(b)  Holders. As of March 30, 2000, there were approximately 107 holders
     -------
of record and an approximate 1,300 beneficial holders of Viskase
Companies, Inc.'s Common Stock.

(c)  Dividends. Viskase Companies, Inc. has never paid a cash dividend
     ---------
on shares of its Common Stock. The payment of dividends is restricted by the terms of various financing agreements to which the Company is a party. The Company has no present intention of paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                                53/52 week ending
                                                        -------------------------------------------------------------
                                                          December         December        December        December
                                             1999       31, 1998 (1)     25, 1997 (1)    26, 1996 (1)      28, 1995
                                          ----------    ------------     ------------    -------------   ------------
                                                             (in thousands, except for per  share amounts)
Net sales                                  $385,653       $409,169         $498,333         $534,420       $650,212
Net (loss) from continuing
  operations                                (31,758)      (181,673)         (10,362)         (14,580)
Net income from discontinued
  operations                                                   413              717              898
Gain on sales
  of discontinued operations                                39,057
(Loss) before extraordinary item (2)        (31,758)      (142,203)          (9,645)         (13,682)       (17,323)

Net (loss) (3)                              (31,758)      (148,996)          (9,645)         (13,682)       (21,519)

Per share net (loss)
  from continuing operations
  - basic and diluted                         (2.12)        (12.25)            (.71)           (1.02)

Per share net income
  from discontinued operations
  - basic and diluted                                          .03              .05              .06
    Gain on sales from
      discontinued operations                                 2.63

Per share (loss)
  before extraordinary item
  - basic and diluted
    Earnings per share  (2)                   (2.12)         (9.59)            (.66)            (.96)         (1.28)

Per share net (loss)
  - basic and diluted
    Earnings per share  (3)                   (2.12)        (10.05)            (.66)            (.96)         (1.59)

Cash and equivalents                          6,243          9,028           24,407           41,794         30,325
Working capital                              34,480         41,725           85,815           97,382        121,725
Total assets                                493,818        531,069          813,853          873,747        899,567

Debt obligations:
  Short-term debt (4)                        23,095         16,120           12,880           11,291         12,504
  Long-term debt                            404,151        388,880          511,183          521,179        530,181
Stockholders' (deficit) equity              (89,442)       (55,907)          90,920          103,645        117,096
Cash dividends                                 none           none             none             none           none

(1) Fiscal 1998, 1997, and 1996 net sales and net loss from continuing operations exclude the results of Sandusky and Clear Shield, which were sold in 1998. Fiscal 1995 has not been restated.

(2) Includes $150,069 in unusual charges in 1998 and $3,500 in unusual charges in 1997.

(3) Includes an extraordinary loss on debt extinguishment in 1998 and 1995.

(4)    Includes current portion of long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Results of Operations
---------------------
The Company's 1999 net sales from continuing operations were $385.7 million, which represented a 5.7% decrease from the prior year's net sales from continuing operations of $409.2 million. The decline in net sales reflects the continuing effect of competitive selling prices in the worldwide casings industry partially offset by volume gains. Additionally, the decline in net sales reflects the translation effect of the strengthening U.S. dollar against the French franc and Brazilian real. Brazilian sales increased over the prior year due to significant volume gains in both the casing and plastic film segments.

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

Viscofan, S.A., a Spanish small-diameter casing producer, entered the United States market in November 1994. The Company and its domestic competitors have experienced significant pricing pressures and volume losses to Viscofan. Management believes that Viskase will continue to experience casing pricing pressures from its competitors. Viskase's management is aware of other smaller competitors that from time to time attempt to enter the casing market. Although the Company does not expect to experience signifi-cant volume loss to these competitors, management believes that additional pricing pressures will result.

Operating income from continuing operations for 1999 of $16.4 million showed a significant improvement over 1998 operating income of $5.4 million after exclusion of the 1998 unusual charges of $150.1 million. Operating income benefitted from an increase of barrier shrink bag sales volume, the effect of cost cutting efforts undertaken during the fourth quarter of 1998 to reduce selling and administrative expenses of $13.1 million, and reduced amortization of $6.7 million. Savings in operating expenses were partially offset by the reduction in gross margin due to competitive selling prices in the worldwide casings industry.

Operating loss from continuing operations for 1998 was $144.6 million. The operating loss resulted primarily from a third quarter unusual charge comprised of a $91.2 million excess reorganization impairment and a $57.4 million unusual charge due to the previously announced restructuring of Viskase's worldwide operations, neither of which had a significant effect on cash flow. The impairment and unusual charges were the result of business conditions leading to the Viskase plan of restructuring.

Net interest expense from continuing operations for 1999 totaled $44.0 million, which represented a decrease of $5.8 million from 1998. The decrease is primarily due to interest savings from the August 1998 redemption of $105 million of the 12% Senior Secured Notes.

Other expense from continuing operations of approximately $7.2 million and $1.2 million in 1999 and 1998, respectively, consists principally of foreign exchange losses.

The extraordinary loss in 1998 of $6.8 million, net of a tax benefit of $4.3 million, represents the loss on the early extinguishment of $105 million of the 12% Senior Secured Notes. The extraordinary loss before taxes is comprised of a $8.9 million prepayment penalty and a $2.1 million write-off of the unamortized portion of financing fees attributable to the debt that was redeemed.

The Company uses foreign exchange forward contracts to hedge some of its non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets. This strategy is used to reduce the overall exposure to the effects of currency fluctuations on cash flows. The Company's policy is not to speculate in financial instruments. There were no foreign currency contracts at year end.

Receivables and payables which are denominated in non-functional currencies are translated to the functional currency at month end and the resulting gain or loss is taken to other income (expense) on the income statement. Gains and losses on hedges of receivables and payables are marked to market. The result is recognized in other net expense on the income statement.

The 1999, 1998, and 1997 tax benefits from continuing operations consisted of the benefits of U.S. losses partially offset by the provision related to operations of foreign subsidiaries. A benefit of $3.1 million, $14.0 million, and $23.7 million, respectively, was provided on loss from continuing operations before income taxes of $34.8 million, $195.7 million, and $34.0 million, respectively, for 1999, 1998, and 1997. The Company's effective tax rate from continuing operations reflects the permanent differences in the U.S. resulting from non-deductible amortization, foreign losses for which no tax benefit is provided, and changes in the valuation allowance. The increase in the valuation allowance has affected the rate for the year. The U.S. benefit for income taxes from continuing operations is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

The tax provision for income from operations discontinued in 1998 and 1997 was $0.6 million and $1.4 million, respectively. The tax provision with respect to the gain from the sale of operations discontinued in 1998 was $19.6 million. In addition, an extraordinary loss in 1998 provided an income tax benefit of $4.3 million. The total income tax provision (benefit) was $1.8 million and $(22.3) million, respectively, in 1998 and 1997.

Domestic cash income taxes paid in 1999, 1998, and 1997 were $.01 million, $2.2 million, and $0.4 million, respectively. Foreign cash income taxes paid during the same periods were $3.5 million, $2.3 million, and $4.9 million, respectively.

Discontinued Operations
-----------------------
On January 17, 2000, the Company's Board of Directors announced its intent to sell the plastic barrier and non-barrier shrink film business. The business being sold includes production facilities in the United States, United Kingdom, and Brazil. The sale of the films business was completed on August 31, 2000. The aggregate purchase price of $245 million will be used principally to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC $47.0 million per the amended amortization schedule, and for general corporate purposes. The Company expects an approximate net gain on the sale in the amount of $52 million. The gain will be recorded in the third quarter 2000 results. In conjunction with the sale of the films business, the Company will shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of this are included in the business discontinuance.

Liquidity and Capital Resources
-------------------------------
Cash and equivalents decreased by $2.8 million during the year ended December 31, 1999. Funds used in investing activities of $27.3 million exceeded funds provided by operating activities of $7.4 million and financing activities of $17.8 million. Cash flows provided by operating activities were principally attributable to the Company's loss from operations offset by the effect of depreciation, amortization, and a decrease in working capital usage. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment. Cash flows provided by financing activities were principally due to the Company's June 1999 refinancing. The Company entered into a $100 million Senior Secured Credit Facility and secured $35 million of Junior Term Loans. The proceeds were used to redeem $55 million of its 12% Senior Secured Notes and the $30 million existing credit facility. In the first quarter of 1999, a $13 million principal repayment was made under the General Electric Capital Corporation
(GECC) lease.

During June 1999, Viskase Corporation and Viskase Sales Corporation entered into two-year secured credit agreements consisting of a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), a $50 million senior term facility (Senior Term Facility), collectively the "Senior Secured Credit Facility," and a $35 million junior secured term loan (Junior Term Loan). The proceeds of the Senior Secured Credit Facility and the Junior Term Loan were used to repay the $55 million Senior Secured Notes outstanding and obligations outstanding under the Company's existing Revolving Credit Facility. The Senior Secured Credit Facility has a maturity date of June 30, 2001.

The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $50 million Senior Revolving Credit Facility entered into in June 1999. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, to borrowing base limitations measured by accounts receivable and inventory of the Company and to reserves that may be established in the discretion of the lenders. There is approximately $8.6 million outstanding under the Senior Revolving Credit Facility.

The Company's Senior Secured Credit Facility contains a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage leverage ratio of total liabilities to earnings before depreciation, interest, amortization, and taxes (EBDIAT) and a limitation on capital expenditures. The Company is in compliance with the covenants under the Company's Senior Secured Credit Facility and Junior Term Loans at December 31, 1999 and March 31, 2000.

As of June 30, 2000, the Company received an amendment and waiver under the Company's Senior Secured Credit Facility and Junior Term Loans. The Company determined that, as of June 30, 2000, without the amendment and waiver, it would not have been in compliance with the tangible net worth and leverage ratio covenants.

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

The Company anticipates that its current cash position, its operating cash flows and the availability under its credit agreement will be sufficient to meet its operating expenses and current debt service requirements. The Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company anticipates it will refinance the 10.25% Notes or seek alternative strategies including, but not limited to, using proceeds from asset sales, litigation, or selling additional equity capital.

Capital expenditures for continuing operations for fiscals 1999 and 1998 totaled $27.9 million and $35.4 million, respectively. Capital expenditures for discontinued operations for fiscal 1998 totaled $9.0 million. Significant 1999 and 1998 capital expenditures for continuing operations included a new information technology system at Viskase, costs associated with the Nucel(R) project, and additional production capacity for specialty films. Capital expenditures in fiscal 1998 for discontinued operations included the construction of Clear Shield's Twin Falls, Idaho facility.

Capital expenditures are expected to approximate $13 million in 2000 and subsequent years for costs associated with casings, including Nucel(R).

The Company has spent approximately $8.0 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years. The 2000 research and development and product introduction expenses are expected to be in the $9.0 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings under the Nucel(R) process. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.


Year 2000
---------
In January 1996, the Company began a system conversion which incorporated Year 2000 (Y2K) readiness. Conversions by country were complete by December 1999.

Significant Business Information Technology Systems

The Company's significant business information technology (IT) system is run on servers and a wide-area network outsourced to IBM Global Services. IBM was certified Y2K compliant for all its system components. By September 30, 1999, all of the Company's personal computers, network server hardware and software had been checked for Y2K compatibility with the vendors. Of the equipment, 100% is compatible. The expenditures associated with this are approximately $100 thousand. The expenditures for the European implementation totaled approximately $5.1 million in fiscal 1998 and 1999. The Company has capitalized the costs necessary to upgrade its significant business systems.

Internal Non-Information Technology (Non-IT) Systems

The Non-IT systems consist primarily of PC-based manufacturing systems and process control units. These systems were tested and were compliant by September 30, 1999. The Company has estimated the cost of Y2K readiness to be approximately $.4 million for its non-financial systems. A contingency plan is in place.

Y2K Compliance by Customers and Vendors

Questionnaires were mailed to all material third party vendors in January 1999 to address Y2K readiness. Responses were received from most key suppliers and those failing to respond to the questionnaire were contacted. To date, no significant compliance issues have been uncovered.

There have been no Y2K issues materially affecting the business subsequent to December 31, 1999.

Other
------
In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651. Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

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

ANC has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Oral arguments before the United States Circuit of Appeals for the Federal Circuit were held on June 6, 2000 and Viskase expects a decision during fourth quarter of 2000 or first quarter of 2001.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark office (USPTO). Both patents under reexamination have been rejected by the USPTO. In both cases, Viskase has filed appeals to the Board of Patent Appeals and Interferences of the USPTO. For the first patent, Viskase's brief was filed July 13, 2000, and the Examiner's Answer is awaited. For the second patent, Viskase's brief is due October 23, 2000.

On January 14, 2000, Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe, Inc. (successors in interest in ANC) filed suit against the Company and Viskase in the United States District Court for the Northern District of Illinois, Eastern Division. This suit alleges infringement of U.S. Reissue Patent No. 35,567, which patent is set to expire on April 26, 2002, and further alleges patent interference with one of the five Viskase patents litigated in Viskase's legal action against ANC. In May 2000, the District Court dismissed the patent interference count. Pechiney filed an Amended Complaint on June 30, 2000 seeking to reinstate the dismissed count (Count III). On July 25, 2000, Viskase filed a Motion to Dismiss Count III of the Amended Complaint and also filed a Motion for Sanctions related thereto. On August 9, 2000, Viskase filed a Supplemental Motion for Sanctions. On August 24, 2000, Pechiney responded to these motions and Viskase filed its reply on September 14, 2000. Rulings on these motions are presently set for October 13, 2000. Viskase's Answer to the Amended Complaint is presently due October 23, 2000.

No part of the pending claims has been recorded in the Company's financial statements. Through December 31, 1999, $4.9 million in patent defense costs had been accrued and capitalized.

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. In September 1999, Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to the expansion of the grand jury investigation into the specialty films industry. Viskase is cooperating fully with the investigations.

In November 1999, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in a civil complaint, Leon's Sausage Company, on behalf of itself and all
           ---------------------------------------------------
others similarly situated v. Viskase Companies, Inc., Envirodyne
----------------------------------------------------------------
Industries, Inc., Viskase Corporation, Devro-Teepak, Inc., Civil
---------------------------------------------------------
Action No. 99C7200, United States District Court for the Northern District of Illinois, Eastern Division. This complaint alleged that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. In December 1999, the plaintiff in this action voluntarily dismissed the complaint without prejudice.

In late 1999 and early 2000, the Company and certain of its subsidiaries and one other sausage manufacturer were named in ten virtually identical civil complaints filed in the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in the District of New Jersey. Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability.

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


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------
The Company is exposed to certain market risks related to foreign currency exchange rates. In order to manage the risk associated with this exposure to such fluctuations, the Company uses derivative financial instruments. The Company does not enter into derivatives for trading purposes.

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at December 31, 1999, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.2 million. The Company uses foreign exchange forward contracts to manage the risk associated with its exposure to foreign currency exchange rate fluctuations. At December 31, 1999, there were no foreign exchange forward contracts outstanding.


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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers.  The directors of the Company, their ages,
----------------------
principal occupations and certain other information with respect to the directors are provided below.

       Name               Age    Principal Occupation
--------------------      ----   -------------------------------------
Robert N. Dangremond       57    Mr. Dangremond has been a managing
                                 principal with Jay Alix & Associates,
                                 a consulting and accounting firm
                                 specializing in corporate
                                 restructurings and turnaround
                                 activities, since August 1989. From
                                 June 1998 to December 31, 1999, Mr.
                                 Dangremond served as Restructuring
                                 Officer of Zenith Electronics
                                 Corporation, a manufacturer of
                                 televisions ("Zenith"). From December
                                 1997 to June 1998, Mr. Dangremond held
                                 the position of Chief Financial Officer
                                 of Zenith. Previously, Mr. Dangremond
                                 held the positions of interim Chief
                                 Executive Officer and President of
                                 Forstmann & Company, Inc.
                                 ("Forstmann"), a producer of clothing
                                 fabrics. Mr. Dangremond is also a
                                 director of Multigraphics, Inc.
                                 (formerly AM International, Inc.), a
                                 provider of graphics arts and services.
                                 Mr. Dangremond has served as a director
                                 of the Company since 1993.

                                 Mr. Dangremond's appointments at
                                 Zenith, Forstmann and Multigraphics,
                                 all of which successfully confirmed
                                 plans of reorganization under Chapter
                                 11 of the United States Bankruptcy
                                 Code, were made in connection with
                                 turnaround consulting services provided
                                 by Jay Alix & Associates.

Avram A. Glazer            39    Mr. Glazer has served as the President
                                 and Chief Executive Officer of Zapata
                                 Corporation since March 1995.  From
                                 1985 to 1995,  Mr. Glazer served
                                 as Vice President of First Allied
                                 Corporation ("First Allied"), an
                                 investment company. He is a director of
                                 Zapata Corporation and Specialty
                                 Equipment Companies, Inc.
                                 ("Specialty"), a food services
                                 equipment manufacturer. He is also a
                                 director and Chairman of the Board of
                                 Omega Protein Corp., a marine protein
                                 company. Avram A. Glazer is the son of
                                 Malcolm I. Glazer. Mr. Glazer has
                                 served as a director of the Company
                                 since 1998.

Malcolm I. Glazer          72    Mr. Glazer has been a self-employed
                                 private investor, whose diversified
                                 portfolio consists of investments in
                                 television broadcasting, restaurant
                                 equipment, food services equipment,
                                 health care, banking, real estate,
                                 stocks, government securities and
                                 corporate bonds, for more than the past
                                 five (5) years. He is also the owner of
                                 the Tampa Bay Buccaneers, a National
                                 Football League franchise. Mr. Glazer
                                 has been President and Chief Executive
                                 Officer of First Allied since 1984.  He
                                 is the Chairman of the Board of
                                 Directors of Zapata Corporation.  He is
                                 also a director of Specialty. Malcolm
                                 I. Glazer is the father of Avram A.
                                 Glazer.  Mr. Glazer has served as a
                                 director of the Company since 1998.

F. Edward Gustafson        58    Mr. Gustafson has been Chairman of the
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

                                 Mr. Gustafson is Executive Vice
                                 President of Emerald Acquisition
                                 Corporation ("Emerald"), the former
                                 parent company of Viskase. On August
                                 20, 1993, Emerald filed a petition
                                 under Chapter 11 of the United States
                                 Bankruptcy Code. In March 1998, the
                                 bankruptcy petition was dismissed by
                                 the Bankruptcy Court.

Gregory R. Page            48    Mr. Page has been President and Chief
                                 Operating Officer of Cargill, Inc.
                                 (Cargill), a multinational trader and
                                 processor of foodstuffs and other
                                 commodities, since June 2000.  From
                                 May 1998 to June 2000, Mr. Page served
                                 as Corporate Vice President and Section
                                 President of Cargill.  From August 1995
                                 to May 1998, Mr. Page served as
                                 President of the Red Meat Group of
                                 Cargill. Mr. Page has served as a
                                 director of the Company since 1993.

For information regarding executive officers of the Company, see information set forth under "Executive Officers of the Registrant" in
Part I of this report.

Section 16(a) Beneficial Ownership Reporting Compliance.   Section 16(a)
-------------------------------------------------------
of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's outstanding Common Stock to file reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission, NASDAQ and the Company. Based upon a review of relevant filings and written representations from the Company's officers, directors, and persons who own more than 10% of the Company's Common Stock, the Company believes that all required filings by such persons with respect to the year ended December 31, 1999 have been made on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation of Executive Officers.
--------------------------------------------------------------------
The Summary Compensation Table below provides certain summary information concerning compensation by the Company for 1999, 1998 and 1997 for services rendered by the Company's Chief Executive Officer and each of the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 1999.

                         SUMMARY COMPENSATION TABLE

                                                                                              Long-Term
                                   Annual Compensation                                  Compensation Awards
                             ------------------------------                       -----------------------------
                                                                  Other Annual       Restricted                     All Other
     Name and                          Salary       Bonus         Compensation      Stock Award       Options      Compensation
Principal Position           Year       ($)          ($)              ($)               ($)             (#)           ($)
------------------------    ------   ---------    ---------    -----------------  --------------    -----------   ------------
F. Edward Gustafson          1999     492,000           --             --               --           175,000 (1)    18,479 (2)
Chairman of the Board,       1998     470,000       117,500            --               --           350,000 (3)    18,570
President and Chief          1997     465,231           --           48,786 (4)         --                --        18,517
Executive Officer

Gordon S. Donovan            1999     167,044           --           19,302 (5)         --                --         7,535 (6)
Vice President, Chief        1998     157,000        32,742           4,483             --            36,000 (7)     9,567
Financial Officer,           1997     150,542        31,400           4,804             --                --         7,254
Treasurer and Assistant
Secretary

-----------------------

(1) In 1999, Mr. Gustafson was granted a stock option to purchase up to 175,000 shares of Common Stock depending on the financial performance of the Company based on EBDIAT for fiscal year 1999. No part of this stock option became exercisable and it expired by its terms. See the "Option/SAR Grants in Last Fiscal Year" Table.

(2) Includes $194 paid for group life insurance, $4,385 contributed to the Viskase SAVE Plan and $13,900 contributed to the Viskase Companies, Inc. Parallel Non-Qualified Savings Plan.

(3) In March 1998, Mr. Gustafson was granted a stock option to purchase up to 175,000 shares of Common Stock depending on the financial performance of the Company based on EBDIAT for fiscal year 1998. In November 1998, this stock option was replaced with a stock option to purchase up to 175,000 shares of Common Stock upon the same terms and conditions of the original grant other than the exercise price and a revised EBDIAT performance level in part to reflect the divestiture of certain business operations. Based on the Company's EBDIAT for fiscal year 1998, a portion (i.e., 50,000 shares of Common Stock) of this stock option will vest in three equal annual installments commencing March 27, 2000.

(4) Pursuant to his Amended and Restated Employment Agreement, effective March 27, 1996 (the "Employment Agreement"), in 1997, Mr. Gustafson received a cash payment of $30,000 in lieu of a Company automobile.

(5)    Includes an automobile allowance of $6,600.

(6) Includes $43 paid for group life insurance, $5,494 contributed to the Viskase SAVE Plan and $1,998 contributed to the Viskase Companies, Inc. Parallel Non-Qualified Savings Plan.

(7) In January 1998, Mr. Donovan was granted a stock option to purchase 18,000 shares of Common Stock contingent upon the Company's financial performance based on the Company's EBDIAT for fiscal year 1998. In November 1998, this stock option was replaced with a new stock option to purchase the same number of shares upon the same terms and conditions other than the exercise price. In addition, the new stock option granted was not contingent upon the financial performance of the Company.

Stock Option Grants.  The following table provides information
-------------------
concerning stock options granted to the persons named in the Summary Compenstion Table during the fiscal year ended December 31, 1999. No stock appreciation rights have been granted.


              Option/SAR Grants in Last Fiscal Year

                                              Percent of                                   Potential Realizable
                               Number  of       Total                                     Value at Assumed Annual
                               Securities      Options                                     Rates of Stock Price
                               Underlying     Granted to    Exercise                      Appreciation for Option
                                Options        Employees     or Base                               Term (2)
                                Granted        in Fiscal      Price       Expiration      ------------------------
         Name                   (#)(1)           Year       ($/Share)       Date            5% ($)        10% ($)
-------------------------    ------------    -----------   -----------    -----------     ----------   -----------
F. Edward Gustafson (3)        175,000           100%         $3.625        2/03/09        $398,955     $1,011,030
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


(3)    Mr. Gustafson's stock option was granted pursuant to his
       Employment Agreement.  See "Employment Agreements and Change-in
      -Control Arrangements."  Mr. Gustafson's stock option is subject to and governed by the Stock Option Plan.  Mr. Gustafson was granted a stock option to purchase up to 175,000 shares of Common Stock depending on the financial performance of the Company based on EBDIAT for fiscal year 1999. No portion of this stock option became exercisable and it expired pursuant to its terms.

Stock Option Exercises and Holdings. The following table provides
-----------------------------------
information concerning the exercise of stock options during the fiscal year ended December 31, 1999 and the fiscal year-end value of stock options with respect to each of the persons named in the Summary Compensation Table.

       Aggregated Option/SAR Exercises in 1999 and
            December 31, 1999 Option Values

                                                                        Number  of
                                                                        Securities          Value of
                                                                       Underlying          Unexercised
                                                                        Unexercised        In-the-Money
                                      Shares                            Options at          Options at
                                     Acquired           Value          12/31/99 (#)        12/31/99 ($)
                                   on Exercise         Realized        Exercisable/        Exercisable/
Name                                   (#)               ($)           Unexercisable       Unexercisable
---------------------------       --------------    ------------   -------------------    ---------------
F. Edward Gustafson                     --                --          79,334 / 61,666          0 / 0
Gordon S. Donovan                       --                --          45,000 / 12,000          0 / 0

Pension Plan Table.  The following table sets forth estimated annual
------------------
benefits payable upon retirement under the Retirement Program for Employees of Viskase Corporation (the "Retirement Plan") to employees of the Company and its wholly owned subsidiary, Viskase Corporation, in specified remuneration and years of service classifications.


                                         Pension Plan Table

Assumed Final Average               Annual Benefits for Years of Service Indicated (2)
Annual Salary (1)
                             15            20              25            30             35
--------------          ----------     -----------     ----------    ----------     ------------
100,000                   18,000         24,000          30,000         36,000         42,000
150,000                   27,000         36,000          45,000         54,000         63,000
200,000                   36,000         48,000          60,000         72,000         84,000
250,000                   45,000         60,000          75,000         90,000        105,000
300,000                   54,000         72,000          90,000        108,000        126,000
350,000                   63,000         84,000         105,000        126,000        147,000
400,000                   72,000         96,000         120,000        144,000        168,000
450,000                   81,000        108,000         135,000        162,000        189,000
500,000                   90,000        120,000         150,000        180,000        210,000

(1) Annual benefits payable under the Retirement Program are calculated based on the participant's average base salary for the consecutive thirty-six (36) month period immediately prior to retirement.

(2) The annual benefits payable are based on straight-life annuity basis at normal retirement age. The benefits reported in this table are not subject to any reduction for benefits paid by other sources, including Social Security. As of December 31, 1999, Messrs. Gustafson and Donovan are credited with 10 and 12 years of service, respectively.

Compensation of Directors.  Each director who is not an officer of the
-------------------------
Company received an annual retainer of $20,000 in 1999 and a fee of $1,000 for each attended meeting of the Board of Directors. Chairmen of committees (other than the Interested Person Transaction Committee) of the Board of Directors received an annual retainer of $1,500 in 1999. Directors also received a fee for each attended meeting of a committee of the Board of Directors (other than the Interested Person Transaction Committee) of $1,000 ($500 in the case of committee meetings occurring immediately before or after meetings of the full Board of Directors). Members of the Interested Person Transaction Committee did not receive a fee in 1999. Directors who are officers of the Company do not receive compensation in their capacity as directors. Pursuant to Viskase Companies, Inc. 1993 Stock Option Plan, as amended, on the date of the 1999 Annual Meeting of Stockholders, non-employee directors were granted a stock option to purchase 1,000 shares of Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. Pursuant to the Non-Employee Directors' Compensation Plan, non-employee directors may elect to receive their director fees in the form of shares of Common Stock. The number of shares received is based on the average of the closing bid and asked price of the Common Stock on the business day preceding the date the Common Stock is issued.

Compensation Committee Interlocks and Insider Participation. The
-----------------------------------------------------------
Compensation and Nominating Committee of the Board of Directors consists of Messrs. Dangremond and Page, each of whom is a non-employee director of the Company. Mr. Page is the President and Chief Operating Officer of Cargill, Inc. In fiscal year 1999, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $32,577 made in the ordinary course to Cargill, Inc. and its affiliates.

Employment Agreements and Change-in-Control Arrangements

Employment Agreement with F. Edward Gustafson.  On March 27, 1996, the
---------------------------------------------
Company entered into an Employment Agreement with Mr. F. Edward Gustafson. The Employment Agreement was amended and restated during 1997 (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Gustafson has agreed to serve as Chairman of the Board, President and Chief Executive Officer of the Company, and the Company has agreed to use its best efforts to cause Mr. Gustafson to be elected as a director of the Company, during the term of the Agreement. The initial term of the Employment Agreement is three (3) years, provided, however, that on March 26, 1997 and each subsequent anniversary thereof, the term of the Employment Agreement will be automatically extended for a period of one
(1) year unless the Company or Mr. Gustafson gives written notice to the other at least thirty (30) days prior to the anniversary date that the term shall not be so extended.

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

Severance Pay Policies.   Mr. Donovan is eligible for severance benefits
----------------------
as set forth in the Corporate Office Severance Pay Policy (the "Corporate Pay Policy") upon a Change of Control (as defined in the Corporate Pay Policy) or corporate office consolidation or elimination and the occurrence of one of the following events (an "Event"): (i)
---
involuntary separation of employment from the Company for any reason other than death, disability or willful misconduct, (ii) voluntary separation of employment from the Company (a) following a reduction in base compensation or incentive bonus opportunity from that in effect on the day immediately before the effective date of a Change in Control, or office consolidation or elimination, or (b) following a reduction in the person's principal responsibilities from those in effect on the day immediately before the effective date of a Change in Control, or office consolidation or elimination. Upon the occurrence of an Event and subject to the Company obtaining a general release, Mr. Donovan would receive severance pay equal to the equivalent to twenty-four (24) months' salary (at the highest annual rate in effect during the three-year period prior to separation of employment) plus a target bonus under the Management Incentive Plan in effect at the time of separation. In addition, Mr. Donovan would continue to receive medical, life and dental insurance benefits in effect at the time of separation of employment for a period of time following such separation depending on form of payment of the severance pay elected (e.g., lump sum or installment) and whether he is covered by another employer's plan. The Corporate Pay Policy may be amended or terminated at any time by the Company except that in the event that a Change in Control or elimination or consolidation of all of part of the corporate office occurs during the term of the Corporate Pay Policy, the Corporate Pay Policy will be automatically extended for a period of twenty-four (24) months following the effective date of the Change in Control or office consolidation or elimination.

In addition, Mr. Donovan is eligible for severance benefits as set forth in the Viskase Corporation Severance Pay Policy (the "Viskase Pay Policy"). The Viskase Pay Policy is substantially similar to the Corporate Pay Policy except that it applies only to a Change of Control (as defined in the Viskase Pay Policy) and not an office consolidation or elimination. Any benefits received by Mr. Donovan under either policy would be credited against benefits payable under the other policy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
The following table sets forth the beneficial ownership of Common Stock as of September 15, 2000 of (a) each person or group of persons known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (b) each director and nominee for director of the Company, (c) each executive officer of the Company listed in the Summary Compensation Table above, and (d) all executive officers and directors of the Company as a group. All information is taken from or based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

                                                             Percent
  Name and Address of                  Number of Shares      of Class
  Beneficial Owner                  Beneficially Owned (1)      (1)
-------------------------------    -----------------------   --------
  Malcolm I. Glazer                    5,907,737 (2)          39.09%
  1482 South Ocean Boulevard
  Palm Beach, Florida 33480

  Zapata Corporation                   5,877,304              38.89%
  100 Meridian Centre, Suite 350
  Rochester, New York 14618

  Donald P. Kelly                      2,070,287 (3)          13.70%
  701 Harger Road, Suite 190
  Oak Brook, Illinois 60523

  Katana Fund LLC                      1,996,052 (4)          13.21%
  Katana Capital Advisors LLC
  1859 San Leandro Lane
  Santa Barbara, California 93108

  F. Edward Gustafson                  1,857,897 (3)(5)(6)    12.22%
  6855 W. 65th Street
  Chicago, Illinois 60638

  Volk Enterprises, Inc.               1,300,000               8.60%
  618 S. Kilroy
  Turlock, California 95380

  Robert N. Dangremond                    43,606 (7)              *

  Gordon S. Donovan                       74,260 (5)(8)           *

  Avram A. Glazer                         31,244 (9)              *

  Gregory R. Page                         33,150 (7)              *

  All directors and executive
  officers of the
  Company as a group (7 persons)       7,967,200 (10)           52.15%

---------------------------
*  Less than 1%.

(1) Beneficial ownership is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Accordingly, the "Number of Shares Beneficially Owned" and the "Percent of Class" shown for each person listed in the table are based on the assumption that stock options which are exercisable currently or within 60 days of September 15, 2000, held by such person, have been exercised. Unless otherwise indicated, the persons listed in the table have sole voting and investment power over those securities listed for such person.

(2) The ownership indicated includes 2,000 shares subject to stock options owned by Mr. Glazer. The ownership indicated also includes 5,877,304 shares owned by Zapata Corporation ("Zapata"), which shares may be deemed to be beneficially owned by Mr. Glazer because Mr. Glazer is the Chairman of the Board of Zapata and may be deemed to be a controlling stockholder of Zapata. Mr. Glazer disclaims beneficial ownership of such shares.

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


(4) Katana Capital Advisors LLC manages the Katana Fund LLC and therefore is deemed to indirectly own the shares owned by the Katana Fund LLC.


(5) The ownership indicated includes 86,667 shares subject to stock options owned by Mr. Gustafson. The ownership indicated also includes 70,619 shares owned by Mr. Gustafson's spouse. Mr. Gustafson does not have or share voting or investment power over the shares owned by his spouse and disclaims beneficial ownership of such shares.


(6) The ownership indicated also includes 193,000 and 2,998 shares acquired by Messrs. Gustafson and Donovan, respectively, pursuant to the Viskase Companies, Inc. Parallel Non-Qualified Savings Plan (the "Non-Qualified Plan").


(7) The ownership indicated includes 6,000 shares subject to stock options owned by each of Messrs. Dangremond and Page.


(8) The ownership indicated includes 45,000 shares subject to stock options owned by Mr. Donovan, 8,000 shares held by Mr. Donovan as trustee for the benefit of his spouse, with whom Mr. Donovan shares voting and investment power over such shares and 1,000 shares owned by Mr. Donovan's spouse. Mr. Donovan does not have or share voting power over the 1,000 shares owned by his spouse. Mr. Donovan disclaims beneficial ownership of the shares held by him as trustee and the shares owned by his spouse.

(9) The ownership indicated includes 2,000 shares subject to stock options owned by Mr. Glazer.

(10)   See Footnotes (2), (3), (5), (6), (7), (8) and (9).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

During 1999, 1998 and 1997, the Company purchased product and services from affiliates of DPK in the amounts of approximately $9, $200 and $187, respectively. During fiscal 1998 and 1997, the Company sublet office space from DPK for which it paid approximately $77 and $133, respectively, in rent. During fiscal 1997, the Company reimbursed a non-affiliated medical and benefit plan in the aggregate amount of $34 for medical claims and benefits of certain officers.

During 1997, the Company advanced funds to and made payments on behalf of DPK and Donald P. Kelly in the amount of $27 for legal fees related to litigation for the period when Mr. Kelly was an executive officer of the Company.

During years 1999, 1998 and 1997, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $32,577, $21,804 and $21,825, respectively, to Cargill, Inc. and its affiliates. Such sales were made in the ordinary course of business. During 1999 Cargill Financial Services Corporation had beneficial ownership of less than 5% of the Company's outstanding Common Stock, and Gregory R. Page, President and Chief Operating Officer of Cargill, Inc., is a director of the Company.

                            PART IV
                            -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          -----------------------------------------------------------
          8-K
          ---

(a) 1.  Financial statements:                                 PAGE
        --------------------                                 ------

        Report of independent accountants                     F-2

        Consolidated balance sheets, December 31, 1999 and
          December 31, 1998                                   F-3

        Consolidated statements of operations, for the
          year ended December 31, 1999 and for the
          53/52 week periods ending December 31, 1998,
          and December 25, 1997                               F-4

        Consolidated statements of stockholders' equity,
          for the year ended December 31, 1999 and
          for the 53/52 week periods ending December 31, 1998,
          and December 25, 1997                               F-5

        Consolidated statements of cash flows, for the
          year ended December 31, 1999 and for the
          53/52 week periods ending December 31, 1998,
          and December 25, 1997                               F-6

        Notes to consolidated financial statements            F-7


    2.  Financial statement schedules for the year ended
        ------------------------------------------------
        December 31, 1999 and for the 53/52 week periods
        ------------------------------------------------
        ending December 31, 1998, and December 25, 1997:
        -----------------------------------------------
        II   Valuation and qualifying accounts               F-32


Schedules other than those listed are omitted because they are not required, are not applicable, or because equivalent information has been included in the financial statements and notes thereto or elsewhere herein.

(b)    Reports on Form 8-K.
       -------------------
       None.

(c) Exhibits:
    ---------
Exhibit No.            Description of Exhibits               Page
------------------------------------------------------------------

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

 4.13 Fourth Supplemental Indenture, dated as of October 26, 1998, between the Company and State Street Bank and Trust Company of Connecticut, N.A. (formerly Fleet National Bank and previously Shawmut Bank of Connecticut, National
       Association), as Trustee.                                 *

 4.14 Fifth Supplemental Indenture, dated as of March 17, 1999, between the Company and State Street Bank and Trust Company of Connecticut, N.A. (formerly Fleet National Bank Connecticut and previously Shawmut Bank Connecticut, National Association), as Trustee (incorporated herein by reference to Exhibit 4.14 to Form 10-Q for the fiscal
       quarter ended March 31, 1999).                            *

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

10.5 Guaranty Agreement, dated as of December 18, 1990, among the Company; Clear Shield National, Inc.; Sandusky Plastics of Delaware, Inc.; Viskase Sales Corporation, all as Guarantors; The Connecticut National Bank, as Owner Trustee; and General Electric Capital Corporation, as Owner Partici-pant (incorporated herein by reference to Exhibit 10.28 to
       Form 8-K filed January 22, 1991).                         *

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

10.9   Corporate Office Management Incentive Plan for Fiscal Year
       1999 (incorporated herein by reference to Exhibit 10.23 to Form 10-Q for the fiscal quarter ended March 31, 1999). + *

10.10 Viskase Companies, Inc. Parallel Non-Qualified Thrift Plan (incorporated herein by reference to Exhibit 10.35 to Form 10-Q for the fiscal quarter ended June 27, 1991 filed August
       12, 1001). +                                              *

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

10.20 Amendment No. 2, dated October 26, 1998, to the Amended and Restated Credit Agreement, dated June 1, 1998, among the Company, the Lenders identified therein and BT Commercial Corporation, as Agent (incorporated herein by reference to
       Exhibit 10.20 to Form 10-K for the fiscal year ended
       December 31, 1998).                                      *

10.21  Letter Agreement, dated July 14, 1998, between the Company and Stephen M. Schuster (incorporated herein by reference to
       Exhibit 10.20 to Form 10-K for the fiscal year ended
       December 31, 1998). +                                   *

10.22 Amendment No. 3 dated March 17, 1999, to the Amended and Restated Credit Agreement, dated June 1, 1999, among the Company, the Lenders identified therein, and BT Commercial Corporation, as Agent (incorporated herein by reference to
       Exhibit 10.22 to Form 10-Q for the fiscal quarter ended
       March 31, 1999).                                        *

10.23 Financing Agreement, dated June 14, 1999, among Viskase Corporation, Viskase Sales Corporation and the CIT Group/Business Credit, Inc. on behalf of itself and certain Lenders (incorporated herein by reference to Exhibit 10.22 to Form 10-Q for the fiscal quarter ended June 30, 1999). *


10.24 Financing Agreement, dated June 14, 1999, among Viskase Corporation, Viskase Sales Corporation and the lenders listed on the signature page thereto (incorporated herein by reference to Exhibit 10.23 to Form 10-Q for the fiscal
       quarter ended June 30, 1999).                             *

10.25 Financing Agreement, dated June 14, 1999, among Viskase Corporation, Viskase Sales Corporation and D.P. Kelly & Associates, L.P. (incorporated herein by reference to
       Exhibit 10.24 to Form 10-Q for the fiscal quarter ended June
       30, 1999).                                                *

10.26 Form of Pledge Agreements made by Viskase Corporation to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P. (incorporated herein by reference to Exhibit 10.25 to Form 10-Q for the fiscal quarter ended
       June 30, 1999).                                           *

10.27 Form of Pledge Agreements made by Viskase Sales Corporation to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P. (incorporated herein by reference to Exhibit 10.26 to Form 10-Q for the fiscal quarter ended
       June 30, 1999).                                           *

10.28 Form of Pledge Agreements made by Viskase Holding Corporation to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P. (incorporated herein by reference to Exhibit 10.27 to Form 10-Q for the fiscal
       quarter ended June 30, 1999).                            *

10.29 Form of Parent Pledge Agreements made by Viskase Companies, Inc. to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P. (incorporated herein by reference to Exhibit 10.28 to Form 10-Q for the
       fiscal quarter ended June 30, 1999).                     *


10.30 Form of Security Agreements made by Viskase Holding Corporation in favor of each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P. (incorporated herein by reference to Exhibit 10.29 to Form
       10-Q for the fiscal quarter ended June 30, 1999).       *

10.31 Form of Parent Security Agreements made by Viskase Companies, Inc. in favor of each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P. (incorporated herein by reference to Exhibit 10.30 to
       Form 10-Q for the fiscal quarter ended June 30, 1999).   *

10.32 Form of Joint and Several Guaranty of Viskase Corporation and Viskase Sales Corporation to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P. (incorporated herein by reference to Exhibit 10.31 to Form 10-Q for the fiscal quarter ended June 30, 1999). *

10.33 Amendment to Viskase Companies, Inc. 1999 Parallel Non-Qualified Savings Plan (incorporated herein by reference to
       Exhibit 4.5 to the Company's Registration Statement on Form
       S-8, #333-33508, filed on March 29, 2000). +            *

10.34  Viskase Corporation Severance Pay Policy. +            **

21.1   Subsidiaries of the registrant.                        **

23.1   Consent of Independent Accountants.                    **



+  Management contract or compensatory plan or arrangement.
*  Previously filed by the Company, incorporated by reference.
** Filed herewith.



(d)  Financial statement schedules required by Regulation S-X.  F-1
     --------------------------------------------------------

                                SIGNATURES
                                ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VISKASE COMPANIES, INC.
                              (Registrant)


                              By: /s/
                                  ----------------------------
                                  F. Edward Gustafson
                                  Chairman, Chief Executive
                                  Officer and President


                              By: /s/
                                  -----------------------------
                                  Gordon S. Donovan
                                  Vice President, Chief Financial
                                  Officer and Treasurer


Date:  September 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of September 2000.



/s/                                   /s/
----------------------------          ---------------------------
F. Edward Gustafson                   Gordon S. Donovan
Chairman of the Board, Chief          Vice President, Chief Financial
Executive Officer and President       Officer and Treasurer (Principal
(Principal Executive Officer)         Financial and Accounting Officer)



/s/                                   /s/
----------------------------          ---------------------------
Robert N. Dangremond (Director)       Avram A. Glazer (Director)



/s/                                   /s/
----------------------------          ----------------------------
Malcolm I. Glazer (Director)          Gregory R. Page (Director)



          VISKASE COMPANIES, INC. AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    Report of independent accountants                               F-2

    Consolidated balance sheets, December 31, 1999 and
       December 31, 1998                                            F-3

    Consolidated statements of operations, for the
       year ended December 31, 1999 and the 53/52 week
       periods ending December 31, 1998, and December 25, 1997      F-4

    Consolidated statements of stockholders' equity,
       for the year ended December 31, 1999 and the
       53/52 week periods ending December 31, 1998, and
       December 25, 1997                                            F-5

    Consolidated statements of cash flows, for the
       year ended December 31, 1999 and for each of the
       53/52 week periods ending December 31, 1998, and
       December 25, 1997                                            F-6

    Notes to consolidated financial statements                      F-7


FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

     Schedule II - Valuation and Qualifying Accounts               F-32

     Exhibit 21.1 Subsidiaries of the Registrant                   F-33

     Exhibit 21.3 Consent of Independent Accountants               F-34
               REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Viskase Companies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Viskase Companies, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the periods December 26, 1997 to December 31, 1998, and December 27, 1996 to December 25, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 8, the Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company anticipates it will refinance the 10.25% Notes or seek alternative strategies including, but not limited to, using proceeds from asset sales, litigation, if any, or selling additional equity capital.



PricewaterhouseCoopers LLP
March 17, 2000, except as to Note 25, which is dated August 31, 2000.

                  VISKASE COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                             December 31,    December 31,
                                                                 1999           1998
                                                               --------       --------
                                        (in thousands)
ASSETS
  Current assets:
     Cash and equivalents                                      $  6,243       $  9,028
     Receivables, net                                            48,971         47,718
     Inventories                                                 78,672         93,228
     Other current assets                                        14,540         15,337
                                                               --------       --------
       Total current assets                                     148,426        165,311

  Property, plant and equipment,
     including those under capital leases                       488,369        475,525
     Less accumulated depreciation
       and amortization                                         178,122        145,680
                                                               --------       --------
     Property, plant and equipment, net                         310,247        329,845

  Deferred financing costs, net                                   3,059          1,198
  Other assets                                                   32,086         34,715
                                                               --------       --------
           Total Assets                                        $493,818       $531,069
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Short-term debt including current portion
       of long-term debt and obligations
       under capital leases                                    $ 23,095       $ 16,120
     Accounts payable                                            35,202         36,337
     Accrued liabilities                                         46,966         62,319
     Current deferred income taxes                                8,683          8,810
                                                               --------       --------
       Total current liabilities                                113,946        123,586

Long-term debt including obligations
     under capital leases                                       404,151        388,880

  Accrued employee benefits                                      46,787         48,115
  Deferred and noncurrent income taxes                           18,376         26,395

  Commitments and contingencies

  Stockholders' equity:
     Preferred stock, $.01 par value;
       none outstanding
     Common stock, $.01 par value;
       issued and outstanding, 15,058,439 shares
       at December 31, 1999 and
       14,859,467 shares at December 31, 1998                       151            149
     Paid in capital                                            137,454        136,715
     Accumulated (deficit)                                     (229,212)      (197,454)
     Cumulative foreign currency translation adjustments          2,165          4,693
     Unearned restricted stock issued
       for future service                                                          (10)
                                                               --------       --------
           Total stockholders' (deficit)                        (89,442)       (55,907)
                                                               --------       --------
           Total Liabilities and Stockholders' Equity          $493,818       $531,069
                                                               ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    53/52 Weeks Ended
                                  Year Ended   -----------------------------
                                  December 31,  December 31,   December 25,
                                      1999          1998           1997
                                  ------------------------------------------
                                  (in thousands, except for number of shares
                                           and per share amounts)
NET SALES                           $385,653     $409,169        $498,333

COSTS AND EXPENSES
  Cost of sales                      293,154      307,913         366,744
  Selling, general and
    administrative                    71,064       84,159          91,722
  Amortization of
    intangibles and
    excess reorganization
    value                              5,000       11,655          14,138
  Unusual charge                                  150,069           3,500
                                     -------    ---------        --------
OPERATING (LOSS) INCOME               16,435     (144,627)         22,229

  Interest income                        550        1,531           1,416
  Interest expense                    44,557       51,364          55,617
  Other expense, net                   7,244        1,217           2,064
                                     -------    ---------        --------
(LOSS) FROM CONTINUING
  OPERATIONS
  BEFORE TAXES                       (34,816)    (195,677)        (34,036)

  Income tax (benefit)                (3,058)     (14,004)        (23,674)
                                     -------    ---------        --------
NET (LOSS) FROM
  CONTINUING OPERATIONS              (31,758)    (181,673)        (10,362)

DISCONTINUED OPERATIONS:
  Income from discontinued
    operations net of
    income taxes (Note 12)                            413             717

  Gain on sale of
    discontinued operations
    net of income tax
    provision of $19,556                           39,057
                                     -------    ---------        --------
NET (LOSS) BEFORE
  EXTRAORDINARY ITEM                 (31,758)    (142,203)         (9,645)
Extraordinary (loss) on
  early extinguishment of
  debt net of income tax
  (benefit) of $(4,343)                            (6,793)
                                     -------    ---------        --------
NET (LOSS)                           (31,758)    (148,996)         (9,645)
                                     -------    ---------        --------
Other comprehensive
  income (loss), net of tax
    Foreign currency
      translation adjustments         (1,542)         973          (2,566)
                                     -------    ---------        --------
COMPREHENSIVE (LOSS)                $(33,300)   $(148,023)       $(12,211)
                                    ========    =========        ========
WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED             14,949,965   14,824,885      14,617,540
                                  ==========   ==========      ==========
PER SHARE AMOUNTS:
Earnings (loss) per share
  - basic and diluted

Continuing operations                 $(2.12)     $(12.25)          $(.71)

DISCONTINUED OPERATIONS:
  Income from discontinued
    operations                                        .03             .05
  Gain on sale from
    discontinued operations                          2.63
                                     -------    ---------        --------
Net (loss) before
  extraordinary item                   (2.12)       (9.59)           (.66)
Extraordinary (loss)                                 (.46)
                                     -------    ---------        --------

NET (LOSS)                            $(2.12)     $(10.05)          $(.66)
                                     =======      =======        ========

The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE COMPANIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Unearned
                                                                         Foreign      Restricted
                                                         Accumu-        Currency         Stock
                                Common      Paid in       lated       Translation     Issued For          Total
                                Stock       Capital      (Deficit)     Adjustment   Future Service   Equity(Deficit)
                               -------     --------     ----------     ----------   --------------   ---------------
                                                          (in thousands)
Balance December 26, 1996       $145       $135,100      $(38,813)       $ 7,305        $(92)           $103,645
Net (loss)                                                 (9,645)                                        (9,645)
Issuance of Common Stock           3          1,083                                       41               1,127
Other comprehensive (loss)                                                (4,207)                         (4,207)
                                ----       --------     ---------         ------       -----            --------
Balance December 25, 1997        148        136,183       (48,458)         3,098         (51)             90,920
Net (loss)                                               (148,996)                                      (148,996)
Issuance of Common Stock           1            532                                       41                 574
Other comprehensive income                                                 1,595                           1,595
                                ----       --------     ---------         ------       -----            --------
Balance December 31, 1998        149        136,715      (197,454)         4,693         (10)            (55,907)
Net (loss)                                                (31,758)                                       (31,758)
Issuance of Common Stock           2            739                                       10                 751
Other comprehensive (loss)                                                (2,528)                         (2,528)
                                ----       --------     ---------         ------       -----            --------
Balance December 31, 1999       $151       $137,454     $(229,212)        $2,165           -            $(89,442)
                                ====       ========     =========         ======       =====            ========

The accompanying notes are an integral part of the consolidated financial statements.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        53/52 Weeks Ended
                                      Year Ended  -----------------------------
                                     December 31,  December 31,   December 25,
                                         1999          1998           1997
                                     ------------------------------------------
                                                   (in thousands)
Cash flows from
  operating activities:

 Net (Loss)                            $(31,758)   $(148,996)        $(9,645)

  Adjustments to reconcile
    net (loss) to net cash
    provided by (used in)
    operating activities:
    Depreciation and amortization
      under capital leases               38,672       39,519          43,373
    Amortization of intangibles
      and excess reorganization
      value                               5,000       11,655          15,936
    Amortization of deferred
      financing fees and discount         3,658        1,772           1,770
    (Decrease) in deferred and
      noncurrent income taxes            (4,989)        (611)        (24,893)
    Foreign currency
      transaction loss (gain)               190          (15)            135
    Loss (gain) on
      disposition of assets                 630      (58,562)            (64)
    Bad debt provision                    1,239        1,295             665
    Impairment of excess
      reorganization value                            91,169
    Net property, plant and
      equipment write-off                             41,765
    Extraordinary loss on
      debt extinguishment                             11,136

    Changes in operating
      assets and liabilities:
      Accounts receivable                (3,896)      19,587           1,890
      Inventories                        12,038      (15,952)        (12,187)
      Other current assets                  233        7,571          (3,916)
      Accounts payable and
        accrued liabilities             (13,845)      (9,537)         (2,283)
      Other                                 192      (10,229)         (5,135)
                                        -------    ---------        --------
    Total adjustments                    39,122      130,563          15,291
                                        -------    ---------        --------
      Total net cash provided by
        (used in) operating
        activities                        7,364      (18,433)          5,646

Cash flows from investing activities:
  Capital expenditures                  (27,943)     (35,354)        (57,879)
  Proceeds from
    disposition of assets                   623      164,236          41,867

                                        -------    ---------        --------
      Net cash (used in)
        provided by
        investing activities            (27,320)     128,882         (16,012)

Cash flows from financing activities:
  Issuance of common stock                  751          574           1,127
  Proceeds from revolving loan
    and long-term borrowings            123,776        1,475           2,814
  Deferred financing costs               (5,796)        (605)           (523)
  Repayment of revolving loan,
    long-term borrowings and
    capital lease obligations          (100,971)    (118,173)         (9,490)
  Premium on early
    extinguishment of debt                            (8,927)
                                        -------    ---------        --------
      Net cash provided by
        (used in) financing
        activities                       17,760     (125,656)         (6,072)

Effect of currency exchange rate
  changes on cash                          (589)        (172)           (949)
                                        -------    ---------        --------
Net (decrease) in
  cash and equivalents                   (2,785)     (15,379)        (17,387)
Cash and equivalents
  at beginning of period                  9,028       24,407          41,794
                                        -------    ---------        --------
Cash and equivalents
  at end of period                     $  6,243    $   9,028         $24,407
                                       ========    =========         =======
-----------------------------------
Supplemental cash flow information
  and noncash investing
  and financing activities:

  Interest paid                        $43,190     $ 50,757          $54,937
  Income taxes paid                    $ 3,531     $  4,535          $ 5,291
  Capital lease obligations
    (machinery and equipment)          $   345     $  1,475          $ 2,814

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of presentation

Effective in 1990 Viskase Companies, Inc. and its subsidiaries (the Company) adopted a 52/53 week fiscal year ending on the last Thursday of December. Commencing in 1999, the Company adopted a calendar year end.

(B)  Principles of consolidation

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation.

(C)  Reclassification

Reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

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

(E)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $1,571 and $2,843 of short-term investments at December 31, 1999 and December 31, 1998, respectively.

(F)  Inventories

Domestic inventories are valued primarily at the lower of last-in, first-out (LIFO) cost or market. Remaining amounts, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(G)  Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees directly associated with the project. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 2 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations.

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

(L)  Accounts Payable

The Company's cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $6.9 million and $3.8 million at December 31, 1999 and December 31, 1998, respectively, are not deducted from cash but are reflected in accounts payable in the consolidated balance sheets.

(M)  Pensions and other postretirement benefits

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

(P)  Other comprehensive income

During 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose comprehensive income in addition to net income. Comprehensive income includes all other non-shareholder changes in equity. As of December 31, 1999, all such changes in equity resulted from changes in foreign currency translation adjustments.

(Q)  Revenue recognition

Sales to customers are recorded at the time of shipment net of discounts and allowances.

(R)  Foreign currency contracts

The Company uses foreign exchange forward contracts to hedge some of its non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets. This strategy is used to reduce the overall exposure to the effects of currency fluctuations on cash flows. The Company's policy is not to speculate in financial instruments.

Receivables and payables which are denominated in non-functional currencies are translated to the functional currency at month end and the resulting gain or loss is taken to other income and expense on the statement of operations. Gains and losses on hedges of receivables and payables are marked to market. The result is recognized in other income (expense) on the statement of operations.

(S)  Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro forma net income and earnings per share under the new method. The Company has not adopted fair value accounting, and, accordingly, no compensation cost has been recognized for employee stock-based compensation. The Company has complied with the disclosure requirements of SFAS 123 (refer to Note 18).

(T)  Accounting standards

The Company will adopt the provisions of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). SFAS No. 137 is effective for the Company's 2001 financial statements. It requires recognition of all derivative instruments as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Management believes the adoption of SFAS No. 137 will not have a significant effect on the Company's financial statements.

3.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $1,642 and $1,507 at December 31, 1999, and at December 31, 1998, respectively.

Viskase Companies, Inc. has a broad base of customers, with no single customer accounting for more than 9.0% of sales.

4.  INVENTORIES (dollars in thousands)

Inventories consisted of:

                                      1999                1998
                                   ---------           ---------
Raw materials                        $10,361            $10,500
Work in process                       31,039             38,291
Finished products                     37,272             44,437
                                     -------            -------
                                     $78,672            $93,228
                                     =======            =======


Approximately 60% and 58% of the Company's inventories at December 31, 1999, and December 31, 1998, respectively, were valued at LIFO. These LIFO values exceeded current manufacturing cost by approximately $7,100 and $7,178 at December 31, 1999, and December 31, 1998, respectively. Inventories were net of reserves for obsolete and slow moving inventory of $4,110 and $3,825 at December 31, 1999, and December 31, 1998,
respectively.

5.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                         1999             1998
                                     -----------     ------------
Property, plant and equipment:
  Land and improvements               $  7,284         $  7,579
  Buildings and improvements            53,818           55,694
  Machinery and equipment              290,544          291,578
  Construction in progress              47,786           31,737
Capital leases:
  Machinery and equipment               88,937           88,937
                                      --------         --------
                                      $488,369         $475,525
                                      ========         ========

Capitalized interest in 1999, 1998 and 1997 is $3,206, $2,425, and $2,110, respectively. Maintenance and repairs charged to costs and expenses for 1999, 1998, and 1997 aggregated $25,070, $30,096, and
$32,584, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of land and improvements range from 15 to 30 years; building and improvements range from 10 to 32 years; and machinery and equipment including capital leases range from 2 to 15 years.

6.  OTHER ASSETS (dollars in thousands)

Other assets were comprised of:
                                        1999                1998
                                      --------            --------
Patents                               $50,000             $50,000
  Less accumulated amortization        30,000              25,000
                                      -------             -------
    Patents, net                       20,000              25,000
Other                                  12,086               9,715
                                      -------             -------
                                      $32,086             $34,715
                                      =======             =======

Patents are amortized on the straight-line method over an estimated average useful life of ten years. Capitalized patent defense costs totaled $4,889 and $4,644, respectively, in 1999 and 1998.

7.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:
                                            1999          1998

Compensation and employee benefits        $23,922       $27,645
Taxes                                       3,054         6,339
Accrued volume and sales discounts          7,755        10,460
Other                                      12,235        17,875
                                          -------       -------
                                          $46,966       $62,319
                                          =======       =======

8.  DEBT OBLIGATIONS (dollars in thousands)

During June 1999, Viskase Corporation and Viskase Sales Corporation entered into two-year secured credit agreements consisting of a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), a $50 million senior term facility (Senior Term Facility), collectively the "Senior Secured Credit Facility," and $35 million of junior secured term loans (Junior Term Loans). The proceeds of the Senior Secured Credit Facility and the Junior Term Loans were used to repay the $55 million of its 12% Senior Secured Notes outstanding and obligations outstanding under the Company's existing Revolving Credit Facility. The Senior Secured Credit Facility and Junior Term Loans have a maturity date of June 30, 2001.

The Senior Secured Credit Facility is guaranteed by Viskase Companies, Inc. and Viskase Holding Corporation and is collateralized by a collateral pool (Collateral Pool) comprised of: (i) all domestic accounts receivable (including intercompany receivables) and inventory;
(ii) all patents, trademarks and other intellectual property and intangible assets; (iii) substantially all domestic fixed assets (other than assets subject to a lease agreement with General Electric Capital Corporation); and (iv) a senior pledge of 100% of the capital stock of Viskase Companies, Inc.'s significant domestic subsidiaries and 65% of the capital stock of Viskase Europe Limited and Viskase Brazil.

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

The $35 million Junior Term Loans bear interest at an initial rate of 14% per annum, and increase .5% every six months thereafter, and mature on June 30, 2001. The Junior Term Loans are collateralized by the Collateral Pool for the Senior Secured Credit Facility; however, the Junior Term Loans are subordinated to the obligations outstanding under the Senior Secured Credit Facility. D.P. Kelly and Associates L.P., which owns approximately 14% of the outstanding common stock of Viskase Companies, Inc. is the lender under the Junior Term Loans.

The Company's Senior Secured Credit Facility and Junior Term Loans contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to EBDIAT and a limitation on capital expenditures.

As of December 31, 1999 and March 31, 2000, the Company is in compliance with the covenants under the Company's Senior Secured Credit Facility and Junior Term Loans.

As of June 30, 2000, the Company received an amendment and waiver under the Company's Senior Secured Credit Facility and Junior Term Loans. The Company determined that, as of June 30, 2000, without the amendment and waiver, it would not have been in compliance with the tangible net worth and leverage ratio covenants. (See Note 25.)

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

The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $50 million Senior Revolving Credit Facility entered into in June 1999. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, borrowing base limitations measured by accounts receivable and inventory of the Company, and reserves that may be established at the discretion of the lenders. There is approximately $8.6 million outstanding under the Senior Revolving Credit Facility at December 31, 1999.

The $219,262 principal amount of 10-1/4% Notes were issued pursuant to an Indenture dated as of December 31, 1993 (10-1/4% Note Indenture) between Viskase Companies, Inc. and Bankers Trust Company, as Trustee. The 10-1/4% Notes are the unsecured senior obligations of Viskase Companies, Inc., bear interest at the rate of 10-1/4% per annum, payable on each June 1 and December 1, and mature on December 1, 2001. The 10-1/4% Notes are redeemable, in whole or from time to time in part, at the option of Viskase Companies, Inc., at par, effective January 1, 2000, of the principal amount specified plus accrued and unpaid interest to the redemption date.

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

The Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company anticipates it will refinance the 10.25% Notes or seek alternative strategies including, but not limited to, using proceeds from asset sales, litigation, if any, or selling additional equity capital.

Outstanding short-term and long-term debt consisted of:

                                                                December               December
                                                                31, 1999               31, 1998
                                                                --------               --------
Short-term debt, current maturity of long-term
  debt and capital lease obligations:

  Senior Term Facility                                           $ 7,144
  Current maturity of Viskase Capital Lease Obligation            14,377               $13,031
  Current maturity of Viskase Limited Term Loan (3.2%)               753                 1,742
  Other                                                              821                 1,347
                                                                --------               --------
       Total short-term debt                                     $23,095               $16,120
                                                                ========               ========
Long-term debt:

  Senior Revolving Credit Facility                              $  8,551
  Senior Term Facility                                            42,856
  Junior Term Facility                                            35,000
  12% Senior Secured Notes due 1999                                                    $ 55,000
  10.25% Senior Notes due 2001                                   219,262                219,262
  Viskase Capital Lease Obligation                                97,466                111,842
  Viskase Limited Term Loan (3.2%)                                                          868
  Other                                                            1,016                  1,908
                                                                --------               --------
            Total long-term debt                                $404,151               $388,880
                                                                ========               ========

The fair value of the Company's debt obligation (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At December 31, 1999, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligations) were $313,628 and $225,923, respectively.
The average interest rate on short-term borrowing during 1999 was 9.31%.

On December 28, 1990, Viskase and GECC entered into a sale and leaseback transaction. The sale and leaseback of assets included the production and finishing equipment at Viskase's four domestic casing production and finishing facilities. The facilities are located in Chicago, Illinois; Loudon, Tennessee; Osceola, Arkansas and Kentland, Indiana. Viskase, as the Lessee under the relevant agreements, will continue to operate the facilities in Loudon, Tennessee; Osceola, Arkansas and Kentland, Indiana. The Chicago facility has been written down to net realizable value due to business conditions leading to the Viskase plan of restructuring (see Note 11). Sales proceeds on the sale-leaseback transaction were $171.5 million; proceeds were used to repay approximately $154 million of bank debt and a $15 million convertible note outstanding at the time. The lease has been accounted for as a capital lease.

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

The Company entered into an Agreement dated March 3, 2000, amended March 9, 2000, March 23, 2000 and March 30, 2000, that extended the grace period for the payment of its February 28, 2000 annual GECC lease payment in the amount of $23.5 million. On April 13, 2000 the Company entered into an Agreement and Amendment that extended the payment date to June 30, 2000 and waived the noncompliance of the Fixed Charge Coverage Ratio for the quarter ended December 31, 1999 and March 31, 2000. The June 30, 2000 payment extension date was subsequently modified to September 26, 2000 under an Agreement dated June 13, 2000. (See Note 25.)

Under the terms of the April 13, 2000 Agreement and Amendment with GECC, the Company agreed to amend the amortization schedule of annual lease payments, maintain a letter of credit in the amount of $23.5 million at all times, limit additional borrowings and provide a subordinated security interest collateralized by the Collateral Pool. Holders of the Senior Secured Credit Facility and the Junior Term Loans consented to the payment extensions and the subordinated security interest granted to GECC. The revised amortization schedule is presented below. The required $47.0 million payment, per the amended amortization schedule, which was due no later than September 26, 2000, was made on August 31, 2000. (See
Note 25.)


            August 31, 2000                   $46,998
            November 1, 2001                   11,750
            February 28, 2002                  11,749
            February 28, 2003                  23,499
            February 28, 2004                  23,499
            February 28, 2005                  23,499


The following is a schedule of minimum future lease payments under all capital lease obligations together with the present value of the net minimum lease payments as of December 31, 1999. The revised amortization schedule is presented above and in the Subsequent Events Note.


Year ending December

        2000                                   $ 23,499
        2001                                     23,499
        2002                                     23,499
        2003                                     23,499
        2004                                     23,499
        2005                                     23,500
                                               --------
        Net minimum lease payments              140,995
        Less: Amount representing interest      (29,153)
                                               --------
                                               $111,842
                                               ========

Aggregate maturities of remaining long-term debt for each of the next five years, after reflecting the refinancing are:

                                          Total
                                        --------
      2000                              $ 23,095
      2001                               322,040
      2002                                17,825
      2003                                19,424
      2004                                21,300


9.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, are:


            2000                            $1,783
            2001                             1,230
            2002                               806
            2003                               534
            2004                               482
            Total thereafter                    85
                                            ------
            Total minimum lease payments    $4,920
                                            ======

Total rent expense during 1999, 1998 and 1997 amounted to $2,561, $3,497, and $4,506, respectively.

10.  RETIREMENT PLANS

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 31, 1999, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service. The Company's policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).

As of the Viskase acquisition date, the former owner assumed the liability for the accumulated benefit obligation under its plans. The effect of expected future compensation increases on benefits accrued is recorded as a liability on the Company's consolidated balance sheet. PENSIONS AND OTHER POSTRETIREMENT BENEFITS PLANS
- NORTH AMERICA (dollars in thousands):

                                                             Pension Benefits           Other Benefits
                                                           --------------------      --------------------
                                                            1999          1998        1999          1998
                                                          --------      -------      -------      --------
CHANGE IN BENEFIT OBLIGATION

Projected benefit obligation at beginning of year         $103,334      $88,939      $33,143      $29,958
Adjustment to actual                                          (354)
Plan Amendment                                                            1,164
Service cost                                                 3,574        3,695        1,026          739
Interest cost                                                6,799        6,599        2,640        2,179
Actuarial (gain) losses                                       (824)       8,945        6,546        2,749
Benefits paid                                               (4,545)      (3,786)      (1,609)        (761)
Effect of special termination benefits                                      901
Effect of settlement/curtailments                                        (2,817)                   (1,574)
Translation                                                    255         (306)         120         (147)
                                                          --------     --------      -------      -------
Estimated benefit obligation at end of year               $108,239     $103,334      $41,866      $33,143
                                                          ========     ========      =======      =======

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year             $76,901      $65,671
Adjustment to actual                                         4,531
Actual return on plan assets                                 7,447        6,779
Employer contribution                                        7,763        8,316      $ 1,609        $ 761
Transfer from other plan                                                    296
Benefits paid                                               (4,545)      (3,786)      (1,609)        (761)
Translation                                                    316         (375)
                                                          --------     --------      -------      -------
Estimated fair value of plan assets at end of year         $92,413      $76,901      $     0        $   0
                                                          ========     ========      =======      =======
RECONCILIATION OF (ACCRUED), AT YEAR END

Funded status                                             $(15,826)    $(26,433)    $(41,866)    $(33,143)
Unrecognized actuarial (gain) loss                            (370)        (397)         153          291
Unrecognized net pension obligation                            231          262
Unrecognized net (gain) loss                                (1,720)       3,990        7,763        1,490
Unrecognized prior service cost                                801          896          386          461
Translation                                                    (10)          15           14          (29)
                                                          --------     --------      -------      -------
(Accrued) benefit cost                                    $(16,894)    $(21,667)    $(33,550)    $(30,930)
                                                          ========     ========      =======      =======

The change in benefit obligation
and change in plan assets ending
balances are based on estimates and
are retroactively adjusted to actual.

WEIGHTED AVERAGE ASSUMPTIONS
  AS OF END OF YEAR

Discount rate                                                 6.79%        7.26%        6.78%       6.79%
Expected return on plan assets                                8.90%        8.85%
Rate of compensation increase                                 4.27%        4.27%

For measurement purposes, a 9% and 7% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2000 for the U.S. and Canadian plans, respectively. The rates were assumed to decrease gradually to 6.5% and 5% in 2004 and remain at that level thereafter for the U.S. and Canadian plans, respectively.

                                                             Pension Benefits           Other Benefits
                                                           --------------------      --------------------
                                                            1999          1998        1999          1998
                                                          --------      -------      -------      --------
COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                                $3,575       $3,695       $1,026       $  739
Interest cost                                                6,799        6,599        2,640        2,179
Expected return on plan assets                              (7,462)      (6,166)
Effect of settlement/curtailment                                                                        9
Amortization of net pension obligation                          44           54
Amortization of prior service cost                              95          105           70           73
Amortization of actuarial (gain) loss                           (7)           9          407          (27)
                                                          --------     --------      -------      -------
Net periodic benefit cost                                    3,044        4,296        4,143        2,973
FAS No. 88 curtailment cost                                               1,047                      (100)
                                                          --------     --------      -------      -------
Total net periodic benefit cost                             $3,044       $5,343       $4,143       $2,873
                                                          ========     ========      =======      =======

During 1998, the Company restructured its Viskase operations including a workforce reduction resulting in a curtailment loss of $1.0 million.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

Effect of 1% change in medical trend cost

Based on a 1% increase
  Change in accumulated postretirement benefit obligation       $1,402
  Change in service cost and interest                              120

Based on a 1% decrease
  Change in accumulated postretirement benefit obligation      $(1,600)
  Change in service cost and interest                             (138)

SAVINGS PLANS (dollars in thousands):

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time United States employees not covered by collective bargaining agreements. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $1,348, $1,587, and $2,304 in 1999, 1998, and 1997, respectively.

INTERNATIONAL PLANS (dollars in thousands):

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 1999, 1998 and 1997 was $1,402, $1,431, and $1,216, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $1,994; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $2,218.

EMPLOYEE RELATIONS

The Company generally maintains productive and amicable relationships with its 2,940 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its Canadian and European plants have unions. Employees at the Company's European plants are unionized with negotiations occurring at both local and national levels. Based on past experience and current conditions, the Company does not expect a protracted work stoppage to occur stemming from union activities; however, national events outside of the Company's control may give rise to such risk. From time to time union organization efforts have occurred at other individual plant locations. Unions represent a total of approximately 750 of Viskase's 2,940 employees.

As of December 31, 1999, approximately 750 of the Company's employees are covered by collective bargaining agreements that will expire after one year.

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

During 1999 and 1998, cash payments against the reserve were $2.7 million and $6.5 million, respectively. A remaining restructuring reserve of $2.3 million is included in accrued liabilities on the balance sheet. This amount is expected to reverse by 2001.


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

Operating results from discontinued operations for 1998 and 1997 are:


                                                                            53 weeks         52 weeks
                                                                          December 26,     December 27,
                                                                            1997 to          1996 to
                                                                          December 31,     December 25,
                                                                              1998             1997
                                                                          ------------    --------------
Net sales                                                                   $62,317         $114,535

Costs and expenses
  Cost of sales                                                              50,810           92,434
  Selling, general and administrative                                         9,457           16,419
  Amortization of intangibles and
    excess reorganization value                                                 863            1,798
                                                                            -------          -------
Operating income                                                              1,187            3,884

  Interest expense                                                               50              102
  Other expense, net                                                             91            1,691
                                                                            -------          -------
Income from discontinued
  operations before taxes                                                     1,046            2,091
  Income tax provision                                                          633            1,374
                                                                            -------          -------
Net Income from discontinued
  operations                                                                $   413          $   717
                                                                            =======          =======

13.  INCOME TAXES (dollars in thousands)

                                                            1999             1998              1997
                                                          ----------    ------------     -------------
Pre-tax income from continuing operations
  consisted of:
  Domestic                                                 $(28,670)     $(152,539)        $(36,366)
  Foreign                                                    (6,146)       (43,138)           2,330
                                                            -------       --------         --------
    Total                                                  $(34,816)     $(195,677)        $(34,036)
                                                            =======       ========         ========

The provision (benefit) for income taxes from continuing operations consisted of:

                                                             1999            1998             1997
                                                            -------        -------          -------
Current:
  Federal                                                   $     0        $     0          $     0
  Foreign                                                     5,090          2,401            2,593
  State                                                           0            150                0
                                                            -------       --------         --------
    Total current                                             5,090          2,551            2,593

Deferred:
  Federal                                                    (2,774)       (14,929)         (23,290)
  Foreign                                                    (4,898)           723           (1,307)
  State                                                        (476)        (2,349)          (1,670)
                                                            -------       --------         --------
    Total deferred                                           (8,148)       (16,555)         (26,267)
                                                            -------       --------         --------
    Total                                                   $(3,058)      $(14,004)        $(23,674)
                                                            =======       ========         ========

The total provision (benefit) for income taxes was allocated to the following categories:

                                                             1999           1998              1997
                                                            -------        -------          -------
Continuing operations                                       $(3,058)      $(14,004)        $(23,674)
Income from discontinued operations                                            633            1,374
Gain on sale of discontinued operations                                     19,556
Extraordinary loss                                                          (4,343)
                                                            -------        -------          -------
  Total income tax provision (benefit)                      $(3,058)      $  1,842         $(22,300)
                                                            =======       ========         ========

A reconciliation from the statutory federal tax rate to the effective tax rate for continuing operations follows:

                                                             1999            1998             1997
                                                            -------        -------          -------
Statutory federal tax rate                                   35.00%         35.00%           35.00%
Increase (decrease) in tax rate due to:
  State and local taxes net of
    related federal tax benefit                                .89           1.73             3.16
  Net effect of taxes relating to
    foreign operations                                       (6.73)         (9.31)           (1.41)
  Intangibles amortization                                       -          (9.39)           (6.71)
  Reversal of overaccrued taxes                               7.97           1.77             9.66
  Valuation allowance changes and other                     (28.35)        (12.64)           29.85
                                                            -------        -------          -------
    Effective tax rate from continuing operations             8.78%          7.16%           69.55%
                                                            =======       ========         ========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1999 and 1998 are as follows:

                                                                          Year 1999
                                              ------------------------------------------------------------
                                                   Temporary Difference               Tax Effected
                                              -----------------------------   ----------------------------
                                               Deferred Tax    Deferred Tax   Deferred Tax   Deferred Tax
                                                  Assets       Liabilities      Assets       Liabilities
                                              -------------    ------------   -----------  ---------------
Depreciation basis differences                                    $147,091                     $ 57,366
Inventory basis differences                                         27,877                       10,872
Intangible basis differences                                        20,000                        7,800
Lease transaction                                $111,842                        $43,618
Pension and healthcare                             52,160                         20,342
Employee benefits accruals                          8,674                          3,383
Loss and other carryforwards                      139,640                         54,460
Other accruals and reserves                            15                              6
Foreign exchange and other                                          49,628                       19,355
Valuation allowances                                               137,117                       53,475
                                                 --------         --------      --------       --------
                                                 $312,331         $381,713      $121,809       $148,868
                                                 ========         ========      ========       ========


                                                                          Year 1998
                                              ------------------------------------------------------------
                                                   Temporary Difference               Tax Effected
                                              -----------------------------   ----------------------------
                                               Deferred Tax    Deferred Tax   Deferred Tax   Deferred Tax
                                                  Assets       Liabilities      Assets       Liabilities
                                              -------------    ------------   -----------  ---------------
Depreciation basis differences                                   $189,104                      $ 73,464
Inventory basis differences                                        28,346                        11,078
Intangible basis differences                                       25,000                         9,750
Lease transaction                                $124,873                        $48,700
Pension and healthcare                             53,145                         20,727
Employee benefits accruals                         12,841                          5,008
Loss and other carryforwards                      101,340                         39,523
Other accruals and reserves                         3,400                          1,332
Foreign exchange and other                                         35,330                        13,788
Valuation allowances                                              108,757                        42,415
                                                 --------        --------       --------       --------
                                                 $295,599        $386,537       $115,290       $150,495
                                                 ========        ========       ========       ========

At December 31, 1999 and December 31, 1998, the Company had $4,273 and $15,922, respectively, of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

At December 31, 1999, the Company had federal income tax net operating loss carryforwards of approximately $140 million offset by a valuation allowance. At December 31, 1998, the Company had federal income tax net operating loss carryforwards of approximately $101 million, which have been substantially offset by a valuation allowance. Such losses will expire by 2019, if not previously utilized. In addition at December 31, 1999 and December 31, 1998, the Company had alternative minimum tax credit carryforwards of $3.9 million. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules. Domestic (losses) after extraordinary loss and before income taxes were approximately $(28,670), $(104,016), and $(34,275) in 1999, 1998 and
1997, respectively. Foreign earnings or (losses) before income taxes were approximately $(6,146), $(43,138), and $2,330 in 1999, 1998 and
1997, respectively.

The Company joins in filing a United States consolidated federal income tax return including all of its domestic subsidiaries.

14.  COMMITMENTS

As of December 31, 1999, the Company had capital expenditure commitments outstanding of approximately $1.8 million.

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

ANC has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Oral arguments before the United States Circuit of Appeals for the Federal Circuit were held on June 6, 2000 and Viskase expects a decision during fourth quarter of 2000 or first quarter of 2001.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark office (USPTO). Both patents under reexamination have been rejected by the USPTO. In both cases, Viskase has filed appeals to the Board of Patent Appeals and Interferences of the USPTO. For the first patent, Viskase's brief was filed July 13, 2000, and the Examiner's Answer is awaited. For the second patent, Viskase's brief is due October 23, 2000.

On January 14, 2000, Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe, Inc. (successors in interest in ANC) filed suit against the Company and Viskase in the United States District Court for the Northern District of Illinois, Eastern Division. This suit alleges infringement of U.S. Reissue Patent No. 35,567, which patent is set to expire on April 26, 2002, and further alleges patent interference with one of the five Viskase patents litigated in Viskase's legal action against ANC. In May 2000, the District Court dismissed the patent interference count. Pechiney filed an Amended Complaint on June 30, 2000 seeking to reinstate the dismissed count (Count III). On July 25, 2000, Viskase filed a Motion to Dismiss Count III of the Amended Complaint and also filed a Motion for Sanctions related thereto. On August 9, 2000, Viskase filed a Supplemental Motion for Sanctions. On August 24, 2000, Pechiney responded to these motions and Viskase filed its reply on September 14, 2000. Rulings on these motions are presently set for October 13, 2000. Viskase's Answer to the Amended Complaint is presently due October 23, 2000.

No part of the pending claims has been recorded in the Company's finan-cial statements. Through December 31, 1999, $4.9 million in patent defense costs had been accrued and capitalized.

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. In September 1999, Viskase Corporation received a subpoena from the Antitrust Division of the United States Department of Justice relating to the expansion of the grand jury investigation into the specialty films industry. Viskase is cooperating fully with the investigations.

In November 1999, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in a civil complaint, Leon's Sausage Company, on behalf of itself and all others similarly
--------------------------------------------------------------------
situated v. Viskase Companies, Inc., Envirodyne Industries, Inc.,
----------------------------------------------------------------
Viskase Corporation, Devro-Teepak, Inc., Civil Action No. 99C7200,
---------------------------------------
United States District Court for the Northern District of Illinois, Eastern Division. This complaint alleged that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. In December 1999, the plaintiff in this action voluntarily dismissed the complaint without prejudice.

In late 1999 and early 2000, the Company and certain of its subsidiaries and one other sausage manufacturer were named in ten virtually identical civil complaints filed in the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in the District of New Jersey. Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability.

The Company and its subsidiaries are involved in various legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

16.  CAPITAL STOCK AND PAID IN CAPITAL

Authorized shares of preferred stock ($.01 par value per share) and common stock ($.01 par value per share) for the reorganized Viskase Companies, Inc. are 25,000,000 shares and 50,000,000 shares, respectively. 15,058,439 shares of common stock were issued and outstanding as of December 31, 1999. A total of 198,972 shares were issued in 1999 for directors' compensation and shares conversion from a non-qualified employee benefit plan.

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

                                                                             53/52 Weeks Ended
                                                      Year Ended      ------------------------------
                                                      December          December         December
                                                      31, 1999          31, 1998         25, 1997
                                                     ----------        ----------       ----------
Numerator:

  Net (loss) available to common stockholders:
    From continuing operations                         $(31,758)        $(181,673)        $(10,362)

  Discontinued operations:
    Income from discontinued operations                                       413              717
    Gain on disposal                                                       39,057
                                                     ----------        ----------       ----------
    Net (loss) before extraordinary item                (31,758)         (142,203)          (9,645)
    Extraordinary (loss)                                                   (6,793)
                                                     ----------        ----------       ----------
Net loss available to common stockholders
  for basic and diluted EPS                            $(31,758)        $(148,996)         $(9,645)
                                                     ==========        ==========       ==========
Denominator:

Weighted average shares outstanding
  for basic EPS                                      14,949,965        14,824,885       14,617,540

Effect of dilutive securities                                 0                 0                0
                                                     ----------        ----------       ----------
Weighted average shares outstanding
  for diluted EPS                                    14,949,965        14,824,885       14,617,540
                                                     ==========        ==========       ==========

Common stock equivalents are excluded from the loss-per-share calculations as the result is antidilutive since the numerator is a loss from continuing operations.


18.  STOCK-BASED COMPENSATION (dollars in thousands)

The Company maintains several stock option plans and agreements. The plans provide for the granting of incentive and nonqualified stock options to employees, officers, and directors. Stock options have been granted at prices at or above the fair market value on the date of grant. Options generally vest in three equal installments beginning one year from the grant date and expire ten years from the grant date. Non-employee director options, however, vest on the date of grant. The options are subject to acceleration upon the occurrence of certain events.

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

A summary of the Company's stock option activity during the year ended December 31, 1999, and the fiscal years ended December 31, 1998 and December 25, 1997 is presented below:

                                     1999                      1998                       1997
                          -------------------------    ------------------------    ----------------------
                          Weighted                      Weighted                   Weighted
                          Average                       Average                    Average
                           Shares    Exercise Price     Shares   Exercise Price    Shares  Exercise Price

Outstanding at
  beginning of year        956,326         $4.57        735,024        $4.71      898,830        $4.60
Granted                      4,000          4.50        557,200         5.21       65,000         6.46
Exercised                  (86,833)         4.84       (177,839)        4.89
Forfeited                 (313,566)         5.36       (249,065)        6.30      (50,967)        4.38
                           -------                     --------                   -------
Outstanding at
  year end                 646,760         $4.19        956,326        $4.57      735,024        $4.71
                           =======                     ========                   =======
Options exercisable
 at year end               434,075         $4.43        584,655        $5.04      368,884        $4.84
                           =======                     ========                   =======
Future option grants
 available at year end     638,568                      329,002                   637,137
                           =======                     ========                   =======

As of December 31, 1999, total stock options outstanding have a weighted-average remaining contractual life of 7.19 years. The exercise price of options outstanding as of December 31, 1999 ranged from $3.50 to $7.25. The weighted average grant date fair value of options granted during fiscals 1999, 1998 and 1997 was $3.42, $2.74 and $2.07, respectively.

Compensation expense associated with these plans has not been recognized to date in accordance with APB 25.

Had the Company elected to apply the provisions of SFAS No. 123 regarding recognition of compensation expense to the extent of the calculated fair value of compensatory options, reported net loss and earnings per share would have been increased to the following amounts (only options granted in years 1995 and forward are included in the calculation of pro forma net income and earnings per share):

                                                                 1999               1998               1997

                                                             ------------     ------------        -----------
  (Loss) before extraordinary item                            $(31,758)        $(142,203)           $(9,645)
  Pro forma (loss) before extraordinary item                   (31,877)         (142,317)            (9,909)

  Net (loss)                                                   (31,758)         (148,996)            (9,645)
  Pro forma net (loss)                                         (31,877)         (149,110)            (9,909)

  PER SHARE AMOUNTS:

  (Loss) before extraordinary item
    - basic and diluted EPS                                     $(2.12)           $(9.59)             $(.66)
  Pro forma (loss) before extraordinary item
    - basic and diluted EPS                                      (2.13)            (9.60)              (.68)

  Net (loss) - basic and diluted EPS                             (2.12)           (10.05)              (.66)
  Pro forma net (loss) - basic and diluted EPS                   (2.13)           (10.06)              (.68)


The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years as SFAS 123 does not apply to grants prior to 1995.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 91.81% in 1999, 52.61% in 1998 and 36.39% in 1997, (2) risk-free interest rate equaling the 5-year treasury yield on the grant date was 5.77% in 1999, ranging from 4.58% to 5.40% in 1998, and 5.77% to 6.50% in 1997, and (3) the expected life of 5 years in 1999, 1998 and 1997. The Company has never declared dividends, nor does it currently expect to declare dividends in the foreseeable future.

Pursuant to the employment agreement between the Company and its chief executive officer, the Company issued 35,000 shares of common stock to its chief executive officer, which vested on March 27, 1999. The shares issued under the employment agreement have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value per share was $3.50. The unearned portion was amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to the plan totaled $10, $41, and $41 during 1999, 1998, and 1997, respectively.

The Company also has a stock compensation plan for the non-employee directors of the Company that was approved during fiscal 1996. These directors may elect to receive directors fees in the form of common stock of the Company based upon the average market price of the Company's common stock on the grant date. Under this plan, during 1999, 1998 and 1997, 32,616 shares of stock were issued at $3.65, 19,192 shares of stock were issued at $5.89 per share, and 30,496 shares of stock were issued at $7.12 per share, respectively.

19.  COMPREHENSIVE INCOME (in thousands)

The following sets forth the components of other comprehensive (loss) income and the related income tax (benefit) provision:

                                                                     53/52 Weeks Ended
                                                  Year Ended  ----------------------------
                                                 December 31,  December 31,   December 25,
                                                     1999         1998            1997
                                                 -----------   -----------    ------------
Foreign currency translation adjustment (1)        $(1,542)         $973         $(2,566)

(1) Net of related tax (benefit) provision of $(986), $622, and $(1,641) for the year ended 1999 and the fiscal years ended 1998 and 1997, respectively.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS (dollars in thousands)

The following table presents the carrying value and estimated fair value as of December 31, 1999 of the Company's financial instruments. (Refer to Notes 2 and 8.)

                                       Carrying         Estimated
                                        Value           Fair Value
                                       --------         ----------
Assets:
  Cash and equivalents                 $  6,243          $  6,243
  Foreign currency contracts                  0                 0

Liabilities:
  Long-term debt (excluding
    capital lease obligations)         $313,628          $225,923


21.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs from continuing operations are expensed as incurred and totaled $7,799, $7,375, and $6,907 for 1999, 1998, and
1997, respectively.


22.  RELATED PARTY TRANSACTIONS (dollars in thousands)

During 1999, 1998 and 1997, the Company purchased product and services from affiliates of DPK in the amounts of approximately $9, $200 and $187, respectively. During fiscal 1998 and 1997, the Company sublet office space from DPK for which it paid approximately $77 and $133, respectively, in rent. During fiscal 1997, the Company reimbursed a non-affiliated medical and benefit plan in the aggregate amount of $34 for medical claims and benefits of certain officers.

During 1997, the Company advanced funds to and made payments on behalf of DPK and Donald P. Kelly in the amount of $27 for legal fees related to litigation for the period when Mr. Kelly was an executive officer of the Company.

During years 1999, 1998 and 1997, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $32,577, $21,804 and $21,825, respectively, to Cargill, Inc. and its affiliates. Such sales were made in the ordinary course of business. During 1999 Cargill Financial Services Corporation had beneficial ownership of less than 5% of the Company's outstanding Common Stock, and Gregory R. Page, President and Chief Operating Officer of Cargill, Inc., is a director of the Company.

23.  BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC
      AREA INFORMATION (dollars in thousands)

Viskase Companies, Inc. primarily manufactures and sells cellulosic food casings and plastic packaging films from continuing operations. The Company's operations are primarily in North, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company's corporate headquarters and are not allocated to the segments. They include most of the Company's debt and related interest expense and income tax benefits. Other expense for 1999, 1998, and 1997 includes net foreign exchange transaction (losses) of approximately $(5,680), $(880), and $(2,117), respectively.

Business Segment Information

                                                      Year Ended               53/52 Weeks Ended
                                                     December 31,          December 31,   December 25,
                                                        1999                  1998           1997
                                                     -----------           ------------   -----------
Net sales from continuing operations:
  Casings                                               $225,767             $246,932        $281,647
  Films                                                  159,886              162,237         216,686
                                                        --------             --------        --------
                                                        $385,653             $409,169        $498,333
                                                        ========             ========        ========
Earnings before income taxes:

Operating income from continuing operations:
  Casings                                                $15,834            $(109,242)        $16,040
  Films                                                      601              (35,385)          6,189
                                                        --------             --------        --------
                                                         $16,435            $(144,627)        $22,229
                                                        ========             ========        ========
Identifiable assets:
  Casings                                               $313,044             $334,450        $444,239
  Films                                                  180,774              196,619         263,384
  Discontinued operations                                                                     106,230
                                                        --------             --------        --------
                                                        $493,818             $531,069        $813,853
                                                        ========             ========        ========
Depreciation and amortization:
  Casings                                                $26,922              $33,549         $34,158
  Films                                                   16,750               17,625          17,510
  Discontinued operations                                                       4,374           7,641
                                                        --------             --------        --------
                                                         $43,672              $55,548         $59,309
                                                        ========             ========        ========
Capital expenditures:
  Casings                                                $19,181              $27,271         $36,625
  Films                                                    8,762                8,083           9,334
  Discontinued operations                                                                      11,920
                                                        --------             --------        --------
                                                         $27,943              $35,354         $57,879
                                                        ========             ========        ========

Geographic Area Information

                                                      Year Ended               53/52 Weeks Ended
                                                     December 31,          December 31,   December 25,
                                                        1999                  1998           1997
                                                     -----------           ------------   -----------
Net sales from continuing operations:
                                                        --------             --------        --------
  North America                                         $243,826             $257,093        $303,138
  South America                                           32,523               33,681          40,169
  Europe                                                 132,445              138,231         174,008
  Other and eliminations                                 (23,141)             (19,836)        (18,982)
                                                        --------             --------        --------
                                                        $385,653             $409,169        $498,333
                                                        ========             ========        ========
Operating (loss) profit from continuing operations:
  North America                                          $10,065            $(151,117)        $13,270
  South America                                            4,978                3,615           2,108
  Europe                                                   1,322                3,530          10,817
  Other and eliminations                                      70                 (655)         (3,966)
                                                        --------             --------        --------
                                                         $16,435            $(144,627)        $22,229
                                                        ========             ========        ========
Identifiable assets:
  North America                                         $320,323             $335,313        $592,790
  South America                                           30,123               32,102          33,389
  Europe                                                 142,713              162,683         184,659
  Other and eliminations                                     659                  971           3,015
                                                        --------             --------        --------
                                                        $493,818             $531,069        $813,853
                                                        ========             ========        ========
United States export sales:
  (reported in North America sales above)

  Asia                                                   $19,901              $19,861         $25,282
  South and Central America                               15,005               13,136          14,191
  Other International                                         94                  100             305
                                                        --------             --------        --------
                                                         $35,000              $33,097         $39,778
                                                        ========             ========        ========

The total assets and net assets of foreign businesses were approximately $183,335 and $86,793 at December 31, 1999.

24.  QUARTERLY DATA (unaudited)

Quarterly financial information for 1999 and 1998 is as follows
(in thousands, except for per share amounts):

                                  First        Second         Third        Fourth
Fiscal 1999                      Quarter      Quarter        Quarter      Quarter        Annual
------------                     --------     -------        -------      -------        ------
Net Sales                        $ 92,067    $ 97,098       $ 96,277      $100,211      $385,653
Gross profit                       22,685      23,933         22,810        23,071        92,499
Operating Income                    1,158       4,134          3,672         7,471        16,435
Net (loss)                        (11,336)     (8,073)        (7,605)       (4,744)      (31,758)
Net (loss) per share
  - basic and diluted                (.76)       (.54)          (.51)         (.31)        (2.12)

                                    First        Second          Third        Fourth
Fiscal 1998                        Quarter      Quarter         Quarter      Quarter       Annual
------------                      --------      -------         -------      -------      --------
Net Sales                         $101,277     $105,389        $102,567      $99,936      $409,169
Gross profit                        27,016       27,102          25,938       21,200       101,256
Operating Income (loss)              2,170         (140)       (148,264)       1,607      (144,627)
Net (loss)                         (11,390)      (7,737)       (119,615)     (10,254)     (148,996)
Net (loss) per share
  - basic and diluted                 (.77)        (.52)          (8.06)        (.69)       (10.05)

Net (loss) income per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts in 1998 does not equal the total for the year because of rounding and stock issuances, as shown on the Consolidated Statement of Stockholders' Equity.

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

In the 1998 second quarter, the Company recognized an unusual charge of $1.5 million (see Note 11) In the 1998 third quarter, the Company recognized an unusual charge of $148.6 million (see Note 11) and an extraordinary loss, net of income taxes, of $6,793, or $.46 dollars per share, for the 1998 third and fourth quarters.

25.  SUBSEQUENT EVENTS

There have been no Y2K issues materially affecting the business.

On January 17, 2000, the Company's Board of Directors announced its intent to sell the plastic barrier and non-barrier shrink film business. The business being sold includes production facilities in the United States, United Kingdom, and Brazil. The sale of the films business was completed on August 31, 2000. The aggregate purchase price of $245 million will be used principally to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC $47.0 million per the amended amortization schedule, and for general corporate purposes. The Company expects an approximate net gain on the sale in the amount of $52 million. The gain will be recorded in the third quarter 2000 results. In conjunction with the sale of the films business, the Company will shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of this are included in the business discontinuance.

The Company entered into an Agreement dated March 3, 2000, amended March 9, 2000, March 23, 2000 and March 30, 2000, that extended the grace period for the payment of its February 28, 2000 annual GECC lease payment in the amount of $23.5 million. On April 13, 2000 the Company entered into an Agreement and Amendment that extended the payment date to June 30, 2000 and waived the noncompliance of the Fixed Charge Coverage Ratio for the quarter ended December 31, 1999 and March 31, 2000. The June 30, 2000 payment extension date was subsequently modified to September 26, 2000 under an Agreement dated June 13, 2000.

Under the terms of the April 13, 2000 Agreement and Amendment with GECC, the Company agreed to amend the amortization schedule of annual lease payments, maintain a letter of credit in the amount of $23.5 million at all times, limit additional borrowings and provide a subordinated security interest collateralized by the Collateral Pool. Holders of the Senior Secured Credit Facility and the Junior Term Loans consented to the payment extensions and the subordinated security interest granted to GECC. The revised amortization schedule is presented below. The required $47.0 million payment, per the amended amortization schedule, which was due no later than September 26, 2000, was made on August 31, 2000.

          August 31, 2000                $46,998
          November 1, 2001                11,750
          February 28, 2002               11,749
          February 28, 2003               23,499
          February 28, 2004               23,499
          February 28, 2005               23,499

As of June 30, 2000, the Company received an amendment and waiver under the Company's Senior Secured Credit Facility and Junior Term Loans. The Company determined that, as of June 30, 2000, without the amendment and waiver, it would not have been in compliance with the tangible net worth and leverage ratio covenants.



     VISKASE COMPANIES, INC. AND SUBSIDIARIES             SCHEDULE II
        VALUATION AND QUALIFYING ACCOUNTS

                   (in thousands)

                                  Balance at       Provision                                                         Balance
                                  Beginning        Charged to                                                         at End
     Description                  of  Period        Expense        Write-offs      Recoveries        Other(1)       of Period
----------------------------      ----------      ------------     ----------      ----------       ---------       ---------
1999   for the year ended
       December 31
       Allowance for
       doubtful accounts             $1,507          $1,239         $(1,097)           $33            $(40)           $1,642

1998   for the year ended
       December 31
       Allowance for
       doubtful accounts              1,275           1,295            (910)             0            (153)            1,507

1997   for the year ended
       December 25
       Allowance for
       doubtful accounts              2,051             665          (1,452)            13              (2)            1,275




1999   for the year ended
       December 31
       Reserve for obsolete and
       slow moving inventory          3,825           2,483           (2,150)                          (48)            4,110

1998   for the year ended
       December 31
       Reserve for obsolete and
       slow moving inventory          4,470           3,470            (3,499)                        (616)            3,825

1997   for the year ended
       December 25
       Reserve for obsolete and
       slow moving inventory          4,397           1,944            (1,865)                          (6)            4,470

(1) Foreign currency translation and the disposition of Clear Shield and Sandusky.