Form 10-Q
period 2000-03-31
VISKASE COMPANIES INC
filed 2000-09-25
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                              _______

                             FORM 10-Q



/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      March 31, 2000
                                      ---------------------

                                OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to
                                      ----------    -------------


                    Commission file number   0-5485
                                          ----------


                        VISKASE COMPANIES, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


        Delaware                                    95-2677354
-------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

6855 W. 65th Street, Chicago, Illinois                 60638
---------------------------------------           -------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (708) 496-4200



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X       No
              -----        -----

     As of May 15, 2000, there were 15,096,458 shares outstanding of the registrant's Common Stock, $.01 par value.


                          Page 1 of 18 Pages

                    INDEX TO FINANCIAL STATEMENTS



            VISKASE COMPANIES, INC. AND SUBSIDIARIES

     UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
Consolidated balance sheets at March 31, 2000 (unaudited)
     and December 31, 1999                                          4

Unaudited consolidated statements of operations for
     the three months ended March 31, 2000 and March 31, 1999       5

Unaudited consolidated statements of cash flows for
     the three months ended March 31, 2000 and March 31, 1999       6

Notes to consolidated financial statements                          7






                      PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        --------------------

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (1999 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 1999 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                  VISKASE COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                March 31,          December 31,
                                                  2000                1999
                                               ----------          -----------
                                               (unaudited)
                                                        (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                          $    6,224            $  6,243
    Receivables, net                                  45,426              48,971
    Inventories                                       81,394              78,672
    Other current assets                              13,849              14,540
                                                  ----------            --------
      Total current assets                           146,893             148,426

  Property, plant and equipment,
    including those under capital leases             487,076             488,369
    Less accumulated depreciation
      and amortization                               186,313             178,122
                                                  ----------            --------
    Property, plant and equipment, net               300,763             310,247

  Deferred financing costs, net                        1,813               3,059
  Other assets                                        31,913              32,086
                                                  ----------            --------
      Total assets                                $  481,382            $493,818
                                                  ==========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term debt including current portion
      of long-term debt and obligations
      under capital leases                        $  124,757           $  23,095
    Accounts payable                                  27,518              35,202
    Accrued liabilities                               55,900              46,966
    Current deferred income taxes                      8,683               8,683
                                                  ----------            --------
      Total current liabilities                      216,858             113,946

  Long-term debt including obligations
    under capital leases                             301,344             404,151
  Accrued employee benefits                           46,947              46,787
  Deferred and noncurrent income taxes                16,642              18,376

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      15,089,790 shares issued and
      outstanding at March 31, 2000 and
      15,058,439 shares at December 31, 1999             151                 151
    Paid in capital                                  137,523             137,454
    Accumulated (deficit)                           (238,108)           (229,212)
    Cumulative foreign currency
      translation adjustments                             25               2,165
                                                  ----------            --------
      Total stockholders'(deficit)                  (100,409)            (89,442)
                                                  ----------            --------
      Total liabilities and stockholders' equity  $  481,382            $493,818
                                                  ==========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                           Three Months          Three Months
                                                            Ended March          Ended March
                                                             31, 2000             31, 1999
                                                          ---------------      ---------------
                                                              (in thousands, except for
                                                         number of shares and per share amounts)
NET SALES                                           $ 51,770             $55,136
                                                  ----------            --------
COSTS AND EXPENSES
  Cost of sales                                       38,705              40,493
  Selling, general and administrative                 11,186              12,285
  Amortization of intangibles                            500                 500
                                                  ----------            --------
OPERATING INCOME                                       1,379               1,858

  Interest income                                         53                 103
  Interest expense                                    12,159              10,290
  Other expense, net                                     113               2,009
                                                  ----------            --------
(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                (10,840)            (10,338)

  Income tax (benefit)                                  (713)             (2,373)
                                                  ----------            --------
NET (LOSS) FROM CONTINUING OPERATIONS                (10,127)             (7,965)

DISCONTINUED OPERATIONS:
  Income (loss) from operations
    net of income taxes (Note 5)                       1,231              (3,371)
                                                  ----------            --------
NET (LOSS)                                            (8,896)            (11,336)

Other comprehensive (loss), net of tax:
  Foreign currency translation adjustments            (1,305)               (995)
                                                  ----------            --------
COMPREHENSIVE (LOSS)                                $(10,201)           $(12,331)
                                                  ==========            ========
WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                             15,085,642          14,867,057
                                                  ==========          ==========
PER SHARE AMOUNTS:

EARNINGS (LOSS) PER SHARE
  - basic and diluted
  Continuing operations                                $(.67)              $(.54)

  Discontinued operations:
      Income (loss) from operations                      .08                (.22)
                                                      ------               -----
NET (LOSS)                                             $(.59)              $(.76)
                                                      ======               =====

The accompanying notes are an integral part of the consolidated financial statements.

                      VISKASE COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                               Three  Months  Ended
                                                         -----------------------------------
                                                                  March 31,          March 31,
                                                                     2000             1999
                                                                -------------       ------------
                                                                         (in thousands)
Cash flows from operating activities:
    Net (loss)                                                     $(8,896)           $(11,336)
    Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization under capital lease             10,140              10,120
      Amortization of intangibles                                    1,250               1,250
      Amortization of deferred financing fees and discount           1,564                 286
      (Decrease) in deferred and
        noncurrent income taxes                                     (1,011)             (2,030)
      Foreign currency transaction loss                                307                  43
      Loss on disposition of assets                                                         24
      Bad debt provision                                               179                 233

      Changes in operating assets and liabilities:
        Receivables                                                  2,456                (967)
        Inventories                                                 (3,692)             (2,859)
        Other current assets                                           482              (6,509)
        Accounts payable and accrued liabilities                     2,091               1,582
        Other                                                         (338)              1,525
                                                                ----------            --------
      Total adjustments                                             13,428               2,698
                                                                ----------            --------
        Net cash provided by (used in) operating activities          4,532              (8,638)

Cash flows from investing activities:
    Capital expenditures                                            (3,242)             (5,997)
    Proceeds from disposition of assets                                                     12
                                                                ----------            --------
        Net cash (used in) investing activities                     (3,242)             (5,985)

Cash flows from financing activities:
    Issuance of common stock                                            69                  49
    Deferred financing costs                                          (317)                (26)
    Proceeds from revolving loan and long-term
      borrowings                                                    59,002              30,134
    Repayment of revolving loan, long-term borrowings
      and capital lease obligation                                 (60,066)            (13,353)
                                                                ----------            --------
        Net cash (used in) provided by financing activities         (1,312)             16,804

Effect of currency exchange rate changes on cash                         3                (510)
                                                                ----------            --------
Net (decrease) increase in cash and equivalents                        (19)              1,671
Cash and equivalents at beginning of period                          6,243               9,028
                                                                ----------            --------
Cash and equivalents at end of period                              $ 6,224             $10,699
                                                                ==========            ========
______________________________________________________________________________

Supplemental cash flow information:
  Interest paid                                                    $ 4,940            $ 10,616
  Income taxes paid                                                $   452            $    631

The accompanying notes are an integral part of the consolidated financial statements.

               VISKASE COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                           March     December
                                         31, 2000    31, 1999
                                        ----------  -----------
Raw materials                             $ 9,953     $10,361
Work in process                            31,209      31,039
Finished products                          40,232      37,272
                                          -------     -------
                                          $81,394     $78,672
                                          =======     =======

Approximately 59% of the inventories at March 31, 2000 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $7,642 at March 31, 2000.

2.  DEBT OBLIGATIONS (dollars in thousands)

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

The Company entered into an Agreement dated March 3, 2000, amended March 9, 2000, March 23, 2000 and March 30, 2000, that extended the grace period for the payment of its February 28, 2000 annual GECC lease payment in the amount of $23.5 million. The principal portion of the 2001 GECC lease payment, the Senior Secured Credit Facility and Junior Term Loans have been reclassed to current from long term. (See Note 9.)

Outstanding short-term and long-term debt consisted of:

                                                            March              December
                                                          31, 2000             31, 1999
                                                         ----------            --------
Short-term debt, current maturity of long-term
  debt, and capital lease obligation:

  Senior Revolving Credit Facility                          $ 9,557
  Senior Term Facility                                       48,214             $ 7,144
  Junior Term Facility                                       35,000
  Current maturity of Viskase Capital Lease Obligation       30,238              14,377
  Current maturity of Viskase Limited Term Loan (3.2%)          722                 753
  Other                                                       1,026                 821
                                                         ----------            --------
          Total short-term debt                            $124,757             $23,095
                                                         ==========            ========
Long-term debt:

  Senior Revolving Credit Facility                                              $ 8,551
  Senior Term Facility                                                           42,856
  Junior Term Facility                                                           35,000
  10.25% Senior Notes due 2001                             $219,262             219,262
  Viskase Capital Lease Obligation                           81,605              97,466
  Other                                                         477               1,016
                                                         ----------            --------
          Total long-term debt                             $301,344            $404,151
                                                         ==========            ========


On April 13, 2000 the Company entered into an Agreement and Amendment with GECC that extended the payment date to June 30, 2000 and waived the noncompliance of the Fixed Charge Coverage Ratio for the quarter ended March 31, 2000. The June 30, 2000 payment extension date was subsequently modified to September 26, 2000 under an Agreement dated June 13, 2000.

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


The Company's Senior Secured Credit Facility and Junior Term Loans contain a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to EBDIAT, and a limitation on capital expenditures.

As of March 31, 2000, the Company is in compliance with the covenants under the Company's Senior Secured Credit Facility and Junior Term Loans.

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

No part of the pending claims has been recorded in the Company's financial statements. Through March 31, 2000, $5.1 million in patent defense costs had been accrued and capitalized.

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

In November 1999, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in a civil complaint, Leon's Sausage
                                                              --------------
Company, on behalf of itself and all others similarly situated v. Viskase
-------------------------------------------------------------------------
Companies, Inc., Envirodyne Industries, Inc., Viskase Corporation, Devro-
-------------------------------------------------------------------------
Teepak, Inc., Civil Action No. 99C7200, United States District Court for the
------------
Northern District of Illinois, Eastern Division. This complaint alleged that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. In December 1999, the plaintiff in this action voluntarily dismissed the complaint without prejudice.
In late 1999 and early 2000, the Company and certain of its subsidiaries and one other sausage manufacturer were named in ten virtually identical civil complaints filed in the District of New Jersey by the following plaintiffs:
Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in the District of New Jersey. Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability.

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

In the first quarter of 2000, cash payments against the reserve were $.4 million; total payments through March 31, 2000 were $9.6 million. A remaining restructuring reserve of $1.9 million is included in accrued liabilities on the balance sheet.

5.  DISCONTINUED OPERATIONS (dollars in thousands)

On January 17, 2000, the Company's Board of Directors announced its intent to sell the plastic barrier and non-barrier shrink film business. The business being sold includes production facilities in the United States, United Kingdom, and Brazil. The sale of the films business was completed on August 31, 2000. The aggregate purchase price of $245 million will be used principally to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC $47.0 million per the amended amortization schedule, and for general corporate purposes. The Company expects an approximate net gain on the sale in the amount of $52 million. The gain will be recorded in the third quarter 2000 results. In conjunction with the sale of the films business, the Company will shut down its oriented polypropylene
(OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of this are included in the business discontinuance. (See Note 9.)

Operating results from discontinued operations are as follows:

                                            Three Months     Three Months
                                           Ended March 31,  Ended March 31,
                                               2000               1999
                                           --------------   --------------
Net sales                                    $38,850             $36,931

Costs and expenses
  Cost of sales                               28,796              28,889
  Selling, general and administrative          7,199               7,992
  Amortization of intangibles                    750                 750

Operating income                               2,105                (700)

  Interest income
  Interest expense                                27                  43
  Other expense, net                             394               1,075
                                            --------             -------
Income (loss) from discontinued operations
  before taxes                                 1,684              (1,818)
  Income tax provision                           453               1,553
                                            --------             -------
Net income (loss) from
  discontinued operations                   $  1,231             $(3,371)
                                            ========             =======

The net assets of the films segment included in the accompanying Balance Sheets as of March 31, 2000 and December 31, 1999 consisted of the following:

                                       March 31, 2000    December 31, 1999
                                       --------------    -----------------
Accounts receivable, net                  $ 18,555            $ 19,537
Inventories                                 34,066              33,965
Other current assets                         4,640               4,156
                                          --------            --------
Total current assets                        57,261              57,658

Property, plant and equipment, net         107,246             110,657
Long-term assets                            11,940              12,459
                                          --------            --------
Total assets                               176,447             180,774

Accounts payable and other
  current liabilities                       25,573              28,396
Short-term debt                                983               1,016
                                          --------            --------
Total current liabilities                   26,556              29,412

Long-term debt and lease obligations           386                 465
Deferred and noncurrent income taxes         5,375               5,762
                                          --------            --------
Total liabilities                           32,317              35,639

Net assets                                $144,130            $145,135
                                          ========            ========
6.  COMPREHENSIVE INCOME (dollars in thousands)

The following sets forth the components of other comprehensive (loss) and the related income tax (benefit):
                                             Three Months    Three Months
                                           Ended March 31,  Ended March 31,
                                                 2000            1999

Foreign currency translation adjustment (1)     $(1,305)        $(995)

(1) Net of related tax (benefit) of $(835) and $(636) for the first quarter ended 2000 and 1999, respectively.


7.  EARNINGS PER SHARE

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                        Three Months      Three Months
                                       Ended March 31,   Ended March 31,
                                            2000              1999
                                       --------------    --------------
                                           (in thousands, except for
                                       weighted average shares outstanding)

NUMERATOR:

Net (loss) available
   to common stockholders:

  From continuing operations:             $(10,127)         $ (7,965)

  Discontinued operations:
  (Loss) from discontinued operations        1,231            (3,371)
                                          --------          --------
Net loss available to common stockholders
  for basic and diluted EPS               $ (8,896)         $(11,336)
                                          ========          ========
DENOMINATOR:

Weighted average shares outstanding
  for basic EPS                         15,085,642        14,867,057

Effect of dilutive securities                    0                 0
                                        ----------        ----------
Weighted average shares outstanding
  for diluted EPS                       15,085,642        14,867,057
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

9.  SUBSEQUENT EVENTS

There were no Y2K issues materially affecting the business.

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

On April 13, 2000 the Company entered into an Agreement and Amendment with GECC that extended the payment date to June 30, 2000 and waived the noncompliance of the Fixed Charge Coverage Ratio for the quarter ended March 31, 2000. The June 30, 2000 payment extension date was subsequently modified to September 26, 2000 under an Agreement dated June 13, 2000.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                             Three    Months    Ended
                                            ---------------------------
                                            March 31,        March 31,
                                              2000             1999
                                            ---------        ---------
                                                  (in thousands)
Net sales:
  Casings - continuing operations            $51,770          $55,136
  Films - discontinued operations             38,850           36,931
                                             -------          -------
                                             $90,620          $92,067
                                             =======          =======
Operating income:
  Casings - continuing operations             $1,379           $1,858
  Films - discontinued operations              2,105             (700)
                                              ------           ------
                                              $3,484           $1,158
                                              ======           ======

                                             March 31,      December 31,
                                               2000             1999
                                            ---------       ------------
                                                  (in thousands)
Identifiable assets:
  Casings - continuing operations            $304,935         $313,044
  Films - discontinued operations             176,447          180,774
                                             --------         --------
                                             $481,382         $493,818
                                             ========         ========
Results of Operations
---------------------
The Company's net sales from continuing operations for the first quarter of 2000 were $51.8 million, which represented a decrease of 6.1% from the comparable period of 1999. The decline in net sales reflects the continuing effect of competitive selling prices in the worldwide casings industry. European sales were negatively affected by foreign currency translation due to the strengthening of the U.S. dollar.

Operating income from continuing operations for the first quarter of 2000 was $1.4 million representing a decrease of 25.8% from the comparable period of 1999. The decrease in operating income resulted primarily from declines in sales and gross margins caused by continued price competition in the worldwide casings industry.

Net interest expense from continuing operations for the three month period totaled $12.1 million representing an increase of $1.9 million from the first three months of 1999. The increase is primarily due to an increase in deferred fees amortization and interest cost due to the refinancing in June 1999.

Other expense from continuing operations of approximately $.1 million and $2.0 million for the first three months of 2000 and 1999, respectively, consists principally of foreign exchange losses.

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

The tax benefit for the first three months of 2000 resulted from the benefit of US losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the US resulting from foreign losses for which no tax benefit is provided, a benefit of $.7 million was provided on a loss from continuing operations of $10.8 million. The US tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.


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

Other
-----
The Company will adopt the provisions of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). SFAS No. 137 is effective for the Company's 2001 financial statements.

Liquidity and Capital Resources
-------------------------------
Cash and equivalents decreased by $.02 million during the three months ended March 31, 2000. Cash flows provided by operating activities of $4.5 million were used in financing activities of $1.3 million and investing activities of $3.2 million. Cash flows provided by operating activities were principally attributable to the Company's loss from operations offset by a decrease in working capital usage and the effect of depreciation and amortization. Cash flows used in financing activities were principally due to repayments of the revolving loan and long-term borrowings partially offset by proceeds from the revolver. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment.

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

The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $50 million Senior Revolving Credit Facility entered into in June 1999. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, borrowing base limita-tions measured by accounts receivable and inventory of the Company and reserves that may be established at the discretion of the lenders. There is approximately $9.6 million outstanding under the Senior Revolving Credit Facility at March 31, 2000.

The Company's Senior Secured Credit Facility contains a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and minimum leverage ratio of total liabilities to EBDIAT and a limitation on capital expenditures. Currently, the Company is in compliance with the covenants under the Company's Senior Secured Credit Facility and Junior Term Loans.

As of June 30, 2000, the Company received an amendment and waiver under the Company's Senior Secured Credit Facility and Junior Term Loans. The Company determined that, as of June 30, 2000, without the amendment and waiver, it would not have been in compliance with the tangible net worth and leverage ratio covenants.

The Company entered into an Agreement dated March 3, 2000, amended March 9, 2000, March 23, 2000 and March 30, 2000, that extended the grace period for the payment of its February 28, 2000 annual GECC lease payment in the amount of $23.5 million. (See Note 9.)

The Company anticipates that its current cash position, its operating cash flows, the availability under its credit agreement and proceeds from asset sales will be sufficient to meet its operating expenses and current debt service requirements. The Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company anticipates it will refinance the 10.25% Notes or seek alternative strategies including, but not limited to, using proceeds from asset sales, litigation, if any, or selling additional equity capital.

Capital expenditures for continuing operations for the first three months of 2000 and 1999 totaled $2.4 million and $4.2 million, respectively. Capital expenditures for discontinued operations for the first three months of 2000 totaled $.9 million. Significant 2000 and 1999 capital expenditures for continuing operations included a new information technology system at Viskase and costs associated with the Nucel(R) project. Capital expenditures for discontinued operations included additional production capacity for specialty films. Capital expenditures for continuing operations for 2000 are expected to be approximately $7.5 million. Capital expenditures for continuing operations for 2001 are expected to be $6.0 million.

The Company has spent approximately $8 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years. The 2000 research and development and product introduction expenses are expected to be in the $9 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings under the Nucel(R) process. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at March 31, 2000, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.3 million. The Company uses foreign exchange forward contracts to manage the risk associated with its exposure to foreign currency exchange rate fluctuations. At March 31, 2000, there were no foreign exchange forward contracts outstanding.

                     PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------
For a description of pending litigation and other contingencies, see Part 1,
Note 3, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Changes in Securities
         ---------------------
No reportable events occurred during the quarter ended March 31, 1999.

Item 3 - Defaults Upon Senior Securities
         -------------------------------
None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.

Item 5 - Other Information
         -----------------
None.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

 10.35 Agreement dated as of March 3, 2000, between Viskase Corporation and State Street Bank and Trust Company relating to the Lease Agreement dated as of December 18, 1990, among Viskase Corporation (the Lessee), and State Street Bank and Trust Company (the Lessor), as successor trustee to Fleet National Bank formerly known as Shawmut Bank Connecticut, National Association, formerly known as The Connecticut National Bank as Owner Trustee under the Trust Agreement.

 10.36 Extension executed March 9, 2000 of Agreement dated as of March 3, 2000, between Viskase Corporation and State Street Bank and Trust Company relating to the Lease Agreement dated as of December 18, 1990, among Viskase Corporation (the Lessee) and State Street Bank and Trust Company (the Lessor), as successor trustee to Fleet National Bank formerly known as Shawmut Bank Connecticut, National Association, formerly known as The Connecticut National Bank as Owner Trustee under the Trust Agreement.

 10.37 Extension executed March 23, 2000 of Agreement dated as of March 3, 2000, between Viskase Corporation and State Street Bank and Trust Company relating to the Lease Agreement dated as of December 18, 1990, among Viskase Corporation (the Lessee) and State Street Bank and Trust Company (the Lessor), as successor trustee to Fleet National Bank formerly known as Shawmut Bank Connecticut, National Association, formerly known as The Connecticut National Bank as Owner Trustee under the Trust Agreement.

 10.38 Extension executed March 30, 2000 of Agreement dated as of March 3, 2000, between Viskase Corporation and State Street Bank and Trust Company relating to the Lease Agreement dated as of December 18, 1990, among Viskase Corporation (the Lessee) and State Street Bank and Trust Company (the Lessor), as successor trustee to Fleet National Bank formerly known as Shawmut Bank Connecticut, National Association, formerly known as The Connecticut National Bank as Owner Trustee under the Trust Agreement.

 27     Financial Data Schedules.

(b)     Reports on Form 8-K

        (1) On January 17, 2000, Viskase Companies, Inc. announced its intent to sell its plastic barrier and non-barrier shrink film business.

        (2) On February 23, 2000, Viskase Companies, Inc. announced that the Company participated in a Nasdaq Stock Market, Inc. (NASDAQ) hearing with respect to the continued listing of the Company's common stock on the Nasdaq SmallCap Market. On February 22, 2000, the Company was notified by Nasdaq that, effective as of the close of business on February 22, 2000, the Company's common stock would be delisted from the Nasdaq SmallCap Market.


                            SIGNATURES
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VISKASE COMPANIES, INC.
                                  ----------------------
                                  Registrant




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

Date:  September 22, 2000