Form 10-Q
period 2000-06-30
VISKASE COMPANIES INC
filed 2000-09-25
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                   _______

                                  FORM 10-Q




/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    June 30, 2000
                                       --------------------

                                OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from             to
                                      -----------    ------------

                 Commission file number   0-5485
                                        -----------

                          VISKASE COMPANIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                95-2677354
--------------------------------               --------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

6855 W. 65th Street, Chicago, Illinois                 60638
-----------------------------------------           ----------
(Address of principal executive offices             (Zip Code)

Registrant's telephone number, including area code:  (708) 496-4200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----        -----

     As of August 15, 2000, there were 15,106,456 shares outstanding of the registrant's Common Stock, $.01 par value.

                            Page 1 of 19 Pages
                    INDEX TO FINANCIAL STATEMENTS

             VISKASE COMPANIES, INC. AND SUBSIDIARIES

         UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
Consolidated balance sheets at June 30, 2000 (unaudited) and
     December 31, 1999                                            4

Unaudited consolidated statements of operations for the
     three months ended June 30, 2000 and June 30, 1999
     and for the six months ended June 30, 2000
     and June 30, 1999                                            5

Unaudited consolidated statements of cash flows for the
     six months ended June 30, 2000 and June 30, 1999             6

Notes to consolidated financial statements                        7




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

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                 June 30,           December 31,
                                                   2000                 1999
                                                 --------             --------
                                                (unaudited)
                                                         (in thousands)
ASSETS
Current assets:
  Cash and equivalents                          $   5,366            $   6,243
  Receivables, net                                 46,187               48,971
  Inventories                                      80,466               78,672
  Other current assets                             13,872               14,540
                                                 --------             --------
    Total current assets                          145,891              148,426

Property, plant and equipment,
  including those under capital leases            488,509              488,369
  Less accumulated depreciation
    and amortization                              195,024              178,122
                                                 --------             --------
  Property, plant and equipment, net              293,485              310,247

Deferred financing costs, net                       1,528                3,059
Other assets                                       30,539               32,086
                                                 --------             --------
    Total assets                                 $471,443             $493,818
                                                 ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt including current portion
    of long-term debt and obligations
    under capital leases                         $125,711           $   23,095
  Accounts payable                                 30,330               35,202
  Accrued liabilities                              61,102               46,966
  Current deferred income taxes                     8,683                8,683
                                                 --------             --------
    Total current liabilities                     225,826              113,946

Long-term debt including obligations
  under capital leases                            301,282              404,151
Accrued employee benefits                          46,729               46,787
Deferred and noncurrent income taxes               14,477               18,376

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    15,096,458 shares issued and
    outstanding at June 30, 2000 and
    15,058,439 shares at December 31, 1999            151                  151
  Paid in capital                                 137,538              137,454
  Accumulated (deficit)                          (253,299)            (229,212)
  Cumulative foreign currency
    translation adjustments                        (1,261)               2,165
                                                 --------             --------
    Total stockholders' (deficit)                (116,871)             (89,442)
                                                 --------             --------
    Total liabilities and stockholders' equity   $471,443             $493,818
                                                 ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                Three Months Ended            Six Months Ended
                                           ---------------------------    -------------------------
                                               June           June            June         June
                                             30, 2000       30, 1999        30, 2000     30, 1999
                                           -----------    ------------    -----------   -----------
                                        (in thousands, except for number of shares and per share amounts)
NET SALES                                     $51,134       $57,285        $102,904      $112,421

COSTS AND EXPENSES
  Cost of sales                                40,685        40,505          79,390        80,998
  Selling, general and administrative          10,937        10,457          22,123        22,742
  Amortization of intangibles                     500           500           1,000         1,000
  Restructuring charges                         2,700             0           2,700             0
                                             --------       -------        --------      --------

OPERATING INCOME (LOSS)                        (3,688)        5,823          (2,309)        7,681

  Interest income                                  95           178             148           281
  Interest expense                             12,594        10,997          24,753        21,287
  Other expense, net                              511         1,103             624         3,112
                                             --------       -------        --------      --------
(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         (16,698)       (6,099)        (27,538)      (16,437)

  Income tax (benefit)                           (803)           12          (1,516)       (2,361)
                                             --------       -------        --------      --------
NET (LOSS) FROM CONTINUING
  OPERATIONS                                  (15,895)       (6,111)        (26,022)      (14,076)

DISCONTINUED OPERATIONS:
  Income (loss) from operations
    net of income taxes (Note 5)                  704        (1,962)          1,935        (5,333)
                                             --------       -------        --------      --------
NET (LOSS)                                    (15,191)       (8,073)        (24,087)      (19,409)

  Other comprehensive (loss), net of tax:
  Foreign currency translation adjustments       (785)       (1,258)         (2,090)       (2,253)
                                             --------       -------        --------      --------
COMPREHENSIVE (LOSS)                         $(15,976)      $(9,331)       $(26,177)     $(21,662)

                                             ========       =======        ========      ========
WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                      15,095,505    14,875,506      15,090,574    14,871,305
                                           ==========    ==========      ==========    ==========
PER SHARE AMOUNTS:

BASIC EARNINGS (LOSS) PER SHARE:
  - basic and diluted
  Continuing operations                        $(1.06)        $(.41)         $(1.73)        $(.95)

  Discontinued operations:
    Income (loss) from operations                 .05          (.13)            .13          (.36)
                                               ------         -----          ------        ------
Net (loss)                                     $(1.01)        $(.54)         $(1.60)       $(1.31)
                                               ======         =====          ======        ======

The accompanying notes are an integral part of the consolidated financial statements.

                      VISKASE COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                              Six Months Ended
                                                        June 30,             June 30,
                                                          2000                 1999
                                                       ----------            ---------
                                                                (in thousands)
Cash flows from operating activities:
  Net (loss)                                            $(24,087)             $(19,409)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization
        under capital lease                               20,087                20,079
      Amortization of intangibles                          2,500                 2,500
      Amortization of deferred financing fees
        and discount                                       3,306                   635
      (Decrease) in deferred and
        noncurrent income taxes                           (2,717)               (3,328)
      Foreign currency transaction loss                      791                   401
      (Gain) on disposition of assets                         (5)                   29
      Bad debt provision                                     537                   526

      Changes in operating assets and liabilities:
        Receivables                                          972                (5,108)
        Inventories                                       (3,322)                  420
        Other current assets                                 374                (4,478)
        Accounts payable and accrued liabilities          10,642                (5,911)
        Other                                               (433)                2,062
                                                        --------              --------
      Total adjustments                                   32,732                 7,827
                                                        --------              --------
        Net cash provided by (used in)
          operating activities                             8,645               (11,582)

Cash flows from investing activities:
  Capital expenditures                                    (7,543)              (13,706)
  Proceeds from disposition of assets                          5                    88
                                                        --------              --------
        Net cash (used in) investing activities           (7,538)              (13,618)

Cash flows from financing activities:
  Issuance of common stock                                    84                    85
  Deferred financing costs                                (1,777)               (5,689)
  Proceeds from revolving loan and long-term
    borrowings                                           129,334               125,491
  Repayment of revolving loan, long-term borrowings
    and capital lease obligation                        (129,478)              (99,478)
                                                        --------              --------
        Net cash (used in) provided by
          financing activities                            (1,837)               20,409

Effect of currency exchange rate changes on cash            (147)                 (499)
                                                        --------              --------
Net (decrease) in cash and equivalents                      (877)               (5,290)
Cash and equivalents at beginning of period                6,243                 9,028
                                                        --------              --------
Cash and equivalents at end of period                   $  5,366              $  3,738
                                                        ========              ========
----------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                          $16,961               $25,587
  Income taxes paid                                      $ 1,720               $ 1,382

The accompanying notes are an integral part of the consolidated financial statements.

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INVENTORIES (dollars in thousands)

Inventories consisted of:
                                        June              December
                                      30, 2000            31, 1999
                                      --------           ----------
Raw materials                          $10,141             $10,361
Work in process                         29,221              31,039
Finished products                       41,104              37,272
                                       -------             -------
                                       $80,466             $78,672
                                       =======             =======

Approximately 61% of the inventories at June 30, 2000 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $7,964 at June 30, 2000.

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

     August 31, 2000                $46,998
     November 1, 2001                11,750
     February 28, 2002               11,749
     February 28, 2003               23,499
     February 28, 2004               23,499
     February 28, 2005               23,499

Outstanding short-term and long-term debt consisted of:

                                                             June              December
                                                           30, 2000            31, 1999
                                                           --------            --------
Short-term debt, current maturity of long-term
  debt, and capital lease obligation:

  Senior Revolving Credit Facility                          $13,232
  Senior Term Facility                                       46,429             $ 7,144
  Junior Term Facility                                       35,000
  Current maturity of Viskase Capital Lease Obligation       30,238              14,377
  Current maturity of Viskase Limited Term Loan (3.2%)                              753
  Other                                                         812                 821
                                                           --------            --------
    Total short-term debt                                  $125,711             $23,095
                                                           ========            ========
Long-term debt:

  Senior Revolving Credit Facility                                               $8,551
  Senior Term Facility                                                           42,856
  Junior Term Facility                                                           35,000
  10.25% Senior Notes due 2001                             $219,262             219,262
  Viskase Capital Lease Obligation                           81,605              97,466
  Other                                                         415               1,016
                                                           --------            --------
    Total long-term debt                                   $301,282            $404,151
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

The Company's 10.25% Notes, of which $219.3 million principal amount is outstanding, will mature in December 2001. The Company anticipates it will refinance the 10.25% Notes or seek alternative strategies including, but not limited to, using proceeds from asset sales, litigation, if any, or selling additional equity capital. (See Note 9.)

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

No part of the pending claims has been recorded in the Company's finan-cial statements. Through June 30, 2000, $5.2 million in patent defense costs had been accrued and capitalized.

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

4.  UNUSUAL CHARGE (dollars in millions)

During the second quarter of 2000, the Company committed to a restructuring plan to re-focus its remaining business. These actions will reduce fixed costs. Restructuring actions resulted in a charge to continuing operations of $2.7 million before tax and included costs associated with voluntary and involuntary severance. As of June 30, 2000 cash payments against the reserve were $.1 million.

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

In the second quarter of 2000, cash payments against the reserve were $.2 million; total payments through June 30, 2000 were $9.8 million. An amount of $.3 million identified as an excess reserve was reversed. A remaining restructuring reserve of $1.4 million is included in accrued liabilities on the balance sheet.

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

Operating results from discontinued operations are as follows:

                                            Three Months Ended                Six Months Ended
                                         ------------------------          ----------------------
                                           June           June               June         June
                                          30, 2000      30, 1999           30, 2000     30, 1999
                                         ----------    ----------          ---------   ----------
Net sales                                  $40,877       $39,813            $79,727      $76,744

Costs and expenses
  Cost of sales                             30,763        32,660             59,559       61,549
  Selling, general and administrative        7,298         8,092             14,497       16,084
  Amortization of intangibles                  750           750              1,500        1,500
                                           -------       -------            -------      -------
Operating income                             2,066        (1,689)             4,171       (2,389)

  Interest income                                -             5                  -            5
  Interest expense                              21            43                 48           86
  Other expense (income), net                1,274           374              1,668        1,449
                                           -------       -------            -------      -------
Income (loss) from discontinued
  operations before taxes                      771        (2,101)             2,455       (3,919)
  Income tax provision (benefit)                67          (139)               520        1,414
                                           -------       -------            -------      -------
Net income (loss) from discontinued
  operations                                $  704       $(1,962)           $ 1,935      $(5,333)
                                           =======       =======            =======      =======

The net assets of the films segment included in the accompanying Balance Sheets as of June 30, 2000 and December 31, 1999 consisted of the following:

                                      June 30, 2000   December 31, 1999
                                      -------------   -----------------

Accounts receivable, net                   $18,184           $19,537
Inventories                                 34,109            33,965
Other current assets                         4,501             4,156
                                          --------          --------
Total current assets                        56,794            57,658

Property, plant and equipment, net         103,125           110,657
Long-term assets                            10,926            12,459
                                          --------          --------
Total assets                               170,845           180,774

Accounts payable and other
  current liabilities                       26,942            28,396
Short-term debt                                254             1,016
                                          --------          --------
Total current liabilities                   27,196            29,412

Long-term debt and lease obligations           305               465
Deferred and noncurrent income taxes         5,356             5,762
                                          --------          --------
Total liabilities                           32,857            35,639

Net Assets                                $137,988          $145,135
                                          ========          ========

6.  COMPREHENSIVE INCOME (dollars in thousands)

The following sets forth the components of other comprehensive (loss) and the related income tax provision (benefit):

                      Three Months  Three Months  Six Months  Six Months
                       Ended June    Ended June   Ended June  Ended June
                        30, 2000      30, 1999     30, 2000    30, 1999
                        ----------     ----------  ----------  ----------

Foreign currency
  translation
  adjustment (1)            $(785)     $(1,258)    $(2,090)    $(2,253)

(1) Net of related tax (benefit) of $(502) and $(804) for the second quarter ended 2000 and 1999, respectively, and $(1,336) and $(1,440) for the first six months ended 2000 and 1999, respectively.

7.  EARNINGS PER SHARE (EPS)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                  Three Months     Three Months     Six Months     Six Months
                                   Ended June       Ended June      Ended June     Ended June
                                    30, 2000         30, 1999        30, 2000       30, 1999
                                   ----------       ----------      ----------     ----------
                                        (in thousands, except for weighted average
                                                    shares outstanding)
NUMERATOR (in thousands):

Net (loss) available
  to common stockholders:

  From continuing operations:      $(15,895)         $(6,111)        $(26,022)      $(14,076)

  Discontinued operations:
  Income (loss) from
    discontinued operations:            704           (1,962)           1,935         (5,333)
                                   --------          -------         --------       --------
Net (loss) available to
  common stockholders for
  basic and diluted EPS            $(15,191)         $(8,073)        $(24,087)      $(19,409)
                                   ========          =======         ========       ========
DENOMINATOR:

Weighted average shares
  outstanding
  for basic EPS                  15,095,505       14,875,506       15,090,574     14,871,305

Effect of dilutive securities             0                0                0              0
                                 ----------       ----------       ----------     ----------
Weighted average shares
  outstanding
  for diluted EPS                15,095,505       14,875,506       15,090,574     14,871,305
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                          Three Months Ended                  Six Months Ended
                                    -----------------------------       ------------------------------
                                        June             June              June             June
                                     30, 2000          30, 1999          30, 2000         30, 1999
                                    ----------        ----------        ------------     ------------
                                                              (in thousands)
Net sales:
  Casings - continuing operations     $51,134           $57,285           $102,904          $112,421
  Films - discontinued operations      40,877            39,813             79,727            76,744
                                      -------           -------           --------          --------
                                      $92,011           $97,098           $182,631          $189,165
                                      =======           =======           ========          ========
Operating income:
  Casings - continuing operations     $(3,688)          $ 5,823            $(2,309)         $  7,681
  Films - discontinued operations       2,066            (1,689)             4,171            (2,389)
                                      -------           -------            -------          --------
                                      $(1,622)          $ 4,134            $ 1,862          $  5,292
                                      =======           =======            =======          ========

                                        June           December
                                      30, 2000        31, 1999
                                     ----------      ----------
                                            (in thousands)

Identifiable assets:
  Casings - continuing operations     $300,598        $313,044
  Films - discontinued operations      170,845         180,774
                                      --------        --------
                                      $471,443        $493,818
                                      ========        ========

Results of Operations
---------------------
The Company's net sales from continuing operations for the first six months and second quarter of 2000 were $102.9 million and $51.1 million, respectively, which represent a decrease of 8.5% and 10.7%, respectively, from comparable periods of 1999. The decline in sales reflects the continuing effect of reduced selling prices in the casings industry. European sales were also negatively affected by foreign currency translation due to the strengthening of the U.S. dollar.

Operating loss from continuing operations for the first six months and second quarter of 2000 were $(2.3) million and $(3.7) million, respectively. The operating loss resulted primarily from reduced selling prices in the worldwide casings industry and a second quarter $2.7 million restructuring charge intended to re-focus the remaining business.

Net interest expense from continuing operations for the six-month period in 2000 totaled $24.8 million, representing an increase of $3.5 million from the six-month period in 1999. The increase is primarily due to deferred fees amortization and interest cost due to the refinancing in June 1999. (Refer to Note 2.)

Other expense from continuing operations of approximately $.6 million and $3.1 million for the first six months of 2000 and 1999, respectively, consists principally of foreign exchange losses.

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

The tax benefit for the first six months of 2000 resulted from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to the permanent differences in the U.S. resulting from foreign losses for which no tax benefit is provided, a benefit of $1.5 million was provided on a loss from continuing operations of $27.5 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.


Discontinued operations

------------------------
On January 17, 2000, the Company's Board of Directors announced its intent to sell the plastic barrier and non-barrier shrink film business. The business being sold includes production facilities in the United States, United Kingdom, and Brazil. The sale of the films business was completed on August 31, 2000. The aggregate purchase price of $245 million will be used principally to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC $47.0 million per the amended amortization schedule, and for general corporate purposes. The Company expects an approximate net gain on the sale in the amount of $52 million. The gain will be recorded in the third quarter 2000 results. In conjunction with the sale of the films business, the Company will shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of this are included in the business discontinuance.

Other
-----
The Company will adopt the provisions of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). SFAS No. 137 is effective for the Company's 2001 financial statements.


Liquidity and Capital Resources
-------------------------------
Cash and equivalents decreased by $.9 million during the six months ended June 30, 2000. Cash flows provided by operating activities of $8.6 million were used in investing activities of $7.5 million and financing activities of $1.8 million. Cash flows provided by operating activities were principally attributable to the Company's loss from operations offset by a decrease in working capital usage and the effect of depreciation and amortization. Cash flows used in financing activities were principally due to fees incurred on the financing. Cash flows used in investing activities consist principally of capital expenditures for property, plant and equipment.

During June 1999, Viskase Corporation and Viskase Sales Corporation entered into two-year secured credit agreements consisting of a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), a $50 million senior term facility (Senior Term Facility), collectively the "Senior Secured Credit Facility", and $35 million of junior secured term loans (Junior Term Loans). The proceeds of the Senior Secured Credit Facility and the Junior Term Loans were used to repay the $55 million Senior Secured Notes outstanding and obligations outstanding under the Company's existing Revolving Credit Facility. The Senior Secured Credit Facility has a maturity date of June 30, 2001.
The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $50 million Senior Revolving Credit Facility entered into in June 1999. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, borrowing base limitations measured by accounts receivable and inventory of the Company, and reserves that may be established at the discretion of the lenders. There is approximately $13.2 million outstanding under the Senior Revolving Credit Facility at June 30, 2000.

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

Under the terms of the April 13, 2000 Agreement and Amendment with GECC, the Company agreed to amend the amortization schedule of annual lease payments, maintain a letter of credit in the amount of $23.5 million at all times, limit additional borrowings and provide a subordinated security interest collateralized by the Collateral Pool. Holders of the Senior Secured Credit Facility and the Junior Term Loans consented to the payment extensions and the subordinated security interest granted to GECC. The revised amortization schedule is presented below. (See Note 9.)

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

Capital expenditures for continuing operations for the first six months of 2000 and 1999 totaled $6.3 million and $8.6 million, respectively. Capital expenditures for discontinued operations for the first six months of 2000 totaled $1.2 million. Significant 2000 and 1999 capital expenditures for continuing operations included costs associated with the Nucel(R) project and a new information technology system at Viskase. Capital expenditures for discontinued operations included additional production capacity for specialty films. Capital expenditures for continuing operations for 2000 are expected to be approximately $7.5 million. Capital expenditures for continuing operations for 2001 are expected to be $6.0 million.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at June 30, 2000, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.4 million. The Company uses foreign exchange forward contracts to manage the risk associated with its exposure to foreign currency exchange rate fluctuations. At June 30, 2000, there were no foreign exchange forward contracts outstanding.
                             PART II. OTHER INFORMATION

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

Item 3 - Defaults Upon Senior Securities
         -------------------------------
None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.

Item 5 - Other Information
         -----------------
None.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

 10.39 Agreement and Amendment dated as of April 13, 2000, between Viskase Corporation (the Lessee) and State Street Bank and Trust Company (the Lessor) as Owner Trustee under the Trust Agreement relating to the Lease Agreement dated as of December 18, 1990 (as amended and supplemented to the date hereof, between the Lessee and the Lessor, as successor trustee to Fleet National Bank formerly known as Shawmut Bank Connecticut, National Association, formerly known as The Connecticut National Bank.

 10.40 Letter Agreement dated June 13, 2000, from GECC re (i) Financing Agreement dated as of June 14, 1999, among The CIT Group/Business Credit, Inc., the lenders party thereto and Viskase Corporation and Viskase Sales Corporation, (ii) a Financing Agreement dated as of June 14, 1999 among D.P. Kelly & Associates, L.P. and Viskase, and (iii) a Financing Agreement dated as of June 14, 1999, among the lenders party thereto and Viskase.

 10.41 Letter Agreement dated June 13, 2000, from CIT Group re Financing Agreement dated as of June 14, 1999 by and among Viskase Corporation, Viskase Sales Corporation and CIT Group/Business Credit, Inc., as agents for the Lenders.


 10.42   Letter Agreement dated June 13, 2000, from Magten Asset
         Management Corporation re that certain Financing Agreement dated as of June 14, 1999, by and among Viskase Corporation, Viskase Sales Corporation, and the financial institutions that are or may from time to time become parties thereto.

 10.43   Letter Agreement dated June 13, 2000, from D.P. Kelly &
         Associates re that certain Financing Agreement dated as of June 14, 1999, by and among Viskase Corporation, Viskase Sales Corporation, and D.P. Kelly & Associates.

 10.44   Amendment No. 1 dated as of June 30, 2000, to the Letter
         Agreement and Amendment dated as of April 13, 2000, between Viskase Corporation and State Street Bank and Trust Company, as Owner Trustee under the Trust Agreement relating to the Lease Agreement dated as of December 18, 1990 (as amended and supplemented to the date hereof).

 27      Financial Data Schedules.

(b)      Reports on Form 8-K

         (1) On July 7, 2000, Viskase Companies, Inc. announced that it has signed a definitive agreement to sell its plastic barrier and non-barrier shrink film business to Bemis Company, Inc. for a purchase price of $245 million, which includes $228 million in cash upon consummation of the transaction and $17 million in accounts receivable excluded from the transaction. The sale is subject to customary conditions, including the receipt of governmental and third party consents, and is expected to close in August 2000.


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



                                        VISKASE COMPANIES, INC.
                                        -----------------------
                                        Registrant


                                        By:  /s/
                                             -------------------------
                                             Gordon S. Donovan
                                             Vice President, Chief
                                             Financial Officer and
                                             Treasurer
                                             (Duly authorized officer
                                             and principal financial
                                             officer of the registrant)


Date:  September 22, 2000