Form 10-Q
period 2000-09-30
VISKASE COMPANIES INC
filed 2000-11-15
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   -----------

                                      FORM 10-Q




    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2000
                                            ------------------



   ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from             to
                                       -----------    ------------



                 Commission file number      0-5485
                                            ---------






                      VISKASE COMPANIES, INC.
                 --------------------------------
     (Exact name of registrant as specified in its charter)


           Delaware                       95-2677354
------------------------------        -------------------
State or other jurisdiction of          (I.R.S. Employer
Incorporation or organization)         Identification No.)

6855 W. 65th Street, Chicago, Illinois            60638
----------------------------------------     --------------
Address of principal executive offices)       (Zip Code)

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


     As of November 14, 2000, there were 15,253,489 shares outstanding of the registrant's Common Stock, $.01 par value.




                INDEX TO FINANCIAL STATEMENTS



           VISKASE COMPANIES, INC. AND SUBSIDIARIES

       UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                    Page
                                                   ------

Consolidated balance sheets at September 30, 2000 (unaudited) and
   December 31, 1999                                  4

Unaudited consolidated statements of operations
  for the three months ended September 30, 2000
  and September 30, 1999 and for the nine months
  ended September 30, 2000 and September 30, 1999     5

Unaudited consolidated statements of cash flows
  for the nine months ended September 30, 2000
  and September 30, 1999                              7

Notes to consolidated financial statements            8




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

    Reported interim results of operations are based in part on estimates, which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
                                                     2000           1999
                                                 -------------   ------------
                                                 (unaudited)
                                                         (in thousands)
     ASSETS
      Current assets:
        Cash and equivalents                         $ 77,467     $  6,243
        Receivables, net                               34,247       48,971
        Inventories                                    45,366       78,672
        Other current assets                           73,062       14,540
                                                     --------     --------
         Total current assets                         230,142      148,426

      Property, plant and equipment,
        including those under capital leases          305,113      488,369
        Less accumulated depreciation
         and amortization                             122,440      178,122
                                                      -------      -------
        Property, plant and equipment, net            182,673      310,247

      Deferred financing costs, net                       238        3,059
      Other assets                                     14,537       32,086
                                                      -------      -------
         Total assets                                $427,590     $493,818
                                                     ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Short-term debt including current portion
         of long-term debt and obligations
         under capital leases                        $    220     $ 23,095
        Accounts payable                               14,437       35,202
        Accrued liabilities                            66,419       46,966
        Current deferred income taxes                   8,683        8,683
                                                     --------     --------
         Total current liabilities                     89,759      113,946

      Long-term debt including obligations
        under capital leases                          301,191      404,151

      Accrued employee benefits                        45,624       46,787
      Deferred and noncurrent income taxes             24,606       18,376

      Commitments and contingencies

      Stockholders' equity:
        Preferred stock, $.01 par value;
         none outstanding
        Common stock, $.01 par value;
         15,111,456 shares issued and
         outstanding at September 30, 2000 and
         15,058,439 shares at December 31, 1999           151          151
        Paid in capital                               137,558      137,454
        Accumulated (deficit)                        (171,190)    (229,212)
        Cumulative foreign currency
         translation adjustments                         (109)       2,165
                                                    ---------    --------
         Total stockholders' (deficit)                (33,590)     (89,442)
                                                    ---------    --------
         Total liabilities and
           stockholders' equity                      $427,590     $493,818
                                                     ========     ========

      The accompanying notes are an integral part of the consolidated financial statements.

                        VISKASE COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                  --------------------      -----------------------
                                                  September   September     September     September
                                                  30, 2000    30, 1999       30, 2000      30, 1999
                                                  --------    ---------     ---------     ----------
                                 (in thousands, except for number of shares and per share amounts)
NET SALES                                          $48,389     $55,296       $151,293      $167,717
  Patent infringement settlement income             54,750           -         54,750             -

COSTS AND EXPENSES
  Cost of sales                                     36,964      40,006        116,354       121,004
  Selling, general and administrative               11,037      11,285         33,160        34,027
  Amortization of intangibles                          250         500          1,250         1,500
  Restructuring charges                              7,639           -         10,339             -
  Patent infringement litigation expenses            7,850           -          7,850             -
                                                   -------     -------     ----------      --------

OPERATING INCOME                                    39,399       3,505         37,090        11,186

  Interest income                                      478         144            626           425
  Interest expense                                  12,416      12,232         37,169        33,519
  Other expense (income), net                        2,598      (1,119)         3,222         1,993
                                                   -------     -------     ----------      --------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                    24,863      (7,464)       (2,675)       (23,901)

   Income tax provision (benefit)                      473       2,345        (1,043)           (16)
                                                   -------     -------     ----------      --------

NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                        24,390      (9,809)       (1,632)       (23,885)

DISCONTINUED OPERATIONS:
  Income (loss) from operations
   net of income taxes (Note 6)                      1,085       2,204         3,020         (3,129)
  Gain on sale of discontinued
   operations net of income tax
   provision of $15,304                             56,634           -        56,634              -
                                                   -------     -------     ----------      --------

NET INCOME (LOSS)                                   82,109      (7,605)       58,022        (27,014)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments          (1,829)      1,035        (3,919)        (1,218)
  Reclassification adjustment for losses
   Included in net income                            2,532           -         2,532              -
Other comprehensive income (loss) net
   of tax                                              703       1,035        (1,387)        (1,218)
                                                   -------     -------     ----------      --------
COMPREHENSIVE INCOME (LOSS)                        $82,812     $(6,570)       56,635       $(28,232)
                                                   =======     =======        ======       ========

WEIGHTED AVERAGE COMMON SHARES                  15,104,446  14,998,213    15,095,231     14,914,072
                                                ==========  ==========    ==========     ==========
  - BASIC AND DILUTED

PER SHARE AMOUNTS:

BASIC EARNINGS (LOSS) PER SHARE:
  - basic and diluted
  Continuing operations                              $1.61       $(.65)        $(.11)        $(1.60)

  Discontinued operations:
   Income (loss) from operations                       .07         .14           .20           (.21)
   Gain on sale of discontinued operations            3.75           -          3.75              -
                                                     -----       -----         -----         -------


Net Income (loss)                                    $5.43       $(.51)        $3.84         $(1.81)
                                                     =====       =====         =====         ======

The accompanying notes are an integral part of the consolidated financial statements.

                       VISKASE COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                            Nine Months Ended
                                                         ---------------------------------
                                                          September 30,     September 30,
                                                             2000              1999
                                                          ------------      ------------
                                                                   (in thousands)
Cash flows from operating activities:
  Net Income (loss)                                       $ 58,022           $(27,014)
  Adjustments to reconcile net income (loss) to net cash
   provided (used in) by operating activities:
    Depreciation and amortization under capital lease       27,026             30,053
    Amortization of intangibles                              3,500              3,750
    Amortization of deferred financing fees and discount     4,825              2,166
    Increase (Decrease) in deferred and
      noncurrent income taxes                                9,372             (4,069)
    Foreign currency transaction loss                        1,438                 68
    (Gain) loss on disposition of assets                   (71,894)                10
    Bad debt provision                                         688                842

    Changes in operating assets and liabilities:
      Receivables                                           11,215             (4,245)
      Inventories                                            2,186              7,182
      Other current assets                                 (62,870)            (1,411)
      Accounts payable and accrued liabilities              (5,715)            (6,026)
      Other                                                  3,400              2,383
                                                           -------             ------
    Total adjustments                                      (76,829)            30,703
                                                           -------             ------

      Net cash provided by (used in)
       operating activities                                (18,807)             3,689

Cash flows from investing activities:
  Capital expenditures                                     (10,935)           (20,130)
  Proceeds from disposition of assets                      228,851                 97
                                                           -------            -------
      Net cash provided by (used in)
       investing activities                                217,916            (20,033)

Cash flows from financing activities:
  Issuance of common stock                                     104                727
  Deferred financing costs                                  (2,092)            (5,837)
  Net proceeds (repayments) from revolving loan,
    long-term borrowings, and capital lease obligation    (125,662)            20,309
                                                          --------             ------
      Net cash provided by (used in)
       financing activities                               (127,650)            15,199

Effect of currency exchange rate changes on cash              (235)              (554)
                                                          --------             -------
Net increase (decrease) in cash and equivalents             71,224             (1,699)
Cash and equivalents at beginning of period                  6,243              9,028
                                                          --------             ------
Cash and equivalents at end of period                    $  77,467           $  7,329
                                                         =========           ========
Supplemental cash flow information:
  Interest paid                                          $  39,252           $ 28,075
  Income taxes paid                                      $   1,882           $  1,866

The accompanying notes are an integral part of the consolidated financial statements.

                           VISKASE COMPANIES, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CASH AND CASH EQUIVALENTS (dollars in thousands)


                                        September      December
                                         30, 2000       31, 1999
                                        ---------     -----------

Cash and cash equivalents                  $44,345     $6,243
Restricted cash and cash equivalents        33,122          -
                                           -------     ------

                                           $77,467     $6,243
                                           =======     ======

As of September 30, 2000, cash and cash equivalents of $43,394 and restricted cash and cash equivalents of $31,773 are invested in short term investments.

Pursuant to the Purchase Agreement, two escrow accounts were established. These escrow accounts are classified as restricted cash. The $1,005 escrow account is restricted pending the final approval of the purchase price adjustment pursuant to the Purchase Agreement and the $30,768 escrow account is restricted pending government approval of funds transfer from Brazil. The remaining $1,349 of restricted cash is collateral for outstanding letters of credit under the Senior Revolving Credit Facility.

2.  INVENTORIES (dollars in thousands)

Inventories consisted of:          September             December
                                   30, 2000              31, 1999
                                   --------              ---------

Raw materials                       $4,246               $10,361
Work in process                     17,761                31,039
Finished products                   23,359                37,272
                                   -------               -------
                                   $45,366               $78,672
                                   =======               =======

Approximately 58% of the inventories at September 30, 2000 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $4,730 at September 30, 2000.
3.  DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                                 September     December
                                                 30, 2000      31, 1999
                                                 ---------    ---------
Short-term debt, current maturity of long-term debt, and capital lease obligation:

  Senior Term Facility                                          $ 7,144
  Current maturity of Viskase
    Capital Lease Obligation                                     14,377
  Current maturity of Viskase
    Limited Term Loan (3.2%)                                        753
  Other                                              $220           821
                                                     ----       -------

    Total short-term debt                            $220       $23,095
                                                     ====       =======

Long-term debt:

  Senior Revolving Credit Facility                               $8,551
  Senior Term Facility                                           42,856
  Junior Term Facility                                           35,000
  10.25% Senior Notes due 2001                   $219,262       219,262
  Viskase Capital Lease Obligation                 81,604        97,466
  Other                                               325         1,016
                                                 --------       -------

    Total long-term debt                         $301,191      $404,151
                                                 ========      ========


During the third quarter, the Company used proceeds from the sale of films business (Films Business) (see Note 6) to repay $56.1 million outstanding under the Senior Secured Credit Facility, $35 million of Junior Term Loans and to make a $47 million payment under the GECC Lease, consisting of $30.2 million of principal and $16.8 million of interest.

In June 1999, Viskase Corporation and Viskase Sales Corporation entered into two-year secured credit agreements consisting of a $50 million senior term facility (Senior Term Facility), a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), collectively the "Senior Secured Credit Facility", and $35 million of junior secured term loans (Junior Term Loans). The Senior Revolving Credit Facility has a maturity date of June 30, 2001. Currently, Letters of Credit in the amount of $25.3 million remain outstanding under the Senior Revolving Credit Facility.

Under the terms of an April 13, 2000 Agreement and Amendment with GECC, the Company agreed to amend the amortization schedule of annual lease payments, maintain a letter of credit in the amount of $23.5 million at all times, limit additional borrowings and provide a subordinated security interest collateralized by the Collateral Pool. Holders of the Senior Secured Credit Facility and the Junior Term Loans consented to the payment extensions and the subordinated security interest granted to GECC. The revised amortization schedule is presented below:

          August 31, 2000      $46,998
          November 1, 2001      11,750
          February 28, 2002     11,749
          February 28, 2003     23,499
          February 28, 2004     23,499
          February 28, 2005     23,499

The Company's Senior Secured Credit Facility contains a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to EBDIAT, and a limitation on capital expenditures. As of September 30, 2000, the Company received a waiver under the Company's Senior Secured Credit Facility. The Company determined that, as of September 30, 2000, without the waiver, it would not have been in compliance with the fixed charge coverage and leverage ratio covenants. The Company also received a waiver under the GECC lease. The Company determined that, as of September 30, 2000, without the waiver, it would not have been in compliance with the fixed charge coverage ratio in the GECC lease. The Company may need to obtain additional waivers in the fourth quarter due to the effect of the Films Business sale.

The Company's 10.25% Notes, of which $219.3 million principal amount is outstanding as of September 30, 2000, will mature in December 2001. The Company anticipates it will refinance the 10.25% Notes using proceeds from its asset sales and the ANC settlement or seek alternative strategies including, but not limited to, selling additional equity capital.


4.  CONTINGENCIES

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651 (the "ANC Litigation"). Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

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

On January 14, 2000, Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe, Inc. (successors in interest in ANC) filed suit against the Company and Viskase in the United States District Court for the Northern District of Illinois, Eastern Division (the "Newsome Litigation"). This suit alleges infringement of U.S. Reissue Patent No. 35,567, which patent is set to expire on April 26, 2002, and further alleges patent interference with one of the five Viskase patents litigated in the ANC Litigation. In May 2000, the District Court dismissed the patent interference count. Pechiney filed an Amended Complaint on June 30, 2000 seeking to reinstate the dismissed count (Count III). On July 25, 2000, Viskase filed a Motion to Dismiss Count III of the Amended Complaint and also filed a Motion for Sanctions related thereto. On August 9, 2000, Viskase filed a Supplemental Motion for Sanctions. On August 24, 2000, Pechiney responded to these motions and Viskase filed its reply on September 14, 2000.

On September 29, 2000, the Company and Viskase entered into a Settlement and License Agreement (the "Agreement") with ANC, American National Can Group, Inc., Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe (collectively, "Pechiney") partially resolving the ANC Litigation and fully resolving the Newsome Litigation. Pursuant to the Agreement, Viskase received a payment of $54.75 million on October 2, 2000. In addition, an additional payment of $60.25 million will be made to Viskase if the United States Court of Appeals for the Federal Circuit affirms the monetary award in its entirety in the ANC Litigation. In October 2000, pursuant to the agreement, Viskase withdrew its Motions for Sanctions and the Amended Complaint in the Newsome Litigation was dismissed with prejudice. The Company recorded $54.75 million as patent infringement settlement income during the third quarter 2000 and expensed $7.85 million patent defense costs. No portion of the potential additional payment of $60.25 million was recorded in the Company's financial statements.

In addition, ANC has challenged two of the five Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark office (USPTO). Both patents under reexamination have been rejected by the USPTO. In both cases, Viskase has filed appeals to the Board of Patent Appeals and Interference of the USPTO. For the first patent, Viskase's brief was filed July 13, 2000. On October 20, 2000, the Examiner filed its answer and modified its rejection order and found two dependent claims to contain allowable subject matter. Viskase's reply to the Examiner's Answer is due by December 20, 2000. For the second patent, Viskase's brief is due November 22, 2000. Pursuant to the Agreement, the parties have agreed that neither will, directly or indirectly, except as required by any court order or the USPTO, seek to obtain or assist any other person or entity in seeking or obtaining the re-examination, invalidation or limitation on the patents licensed under the Agreement, including the two patents currently being challenged in the USPTO.

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

In November 1999, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in a civil complaint, Leon's Sausage
---------------
Companies, Inc., Envirodyne Industries, Inc., Viskase Corporation,
-------------------------------------------------------------------
 Devro-Teepak, Inc., Civil Action No. 99C7200, United States District
-------------------
Court for the Northern District of Illinois, Eastern Division. This complaint alleged that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. In December 1999, the plaintiff in this action voluntarily dismissed the complaint without prejudice.

During 1999 and 2000, the Company and certain of its subsidiaries and one other sausage manufacturer were named in ten virtually identical civil complaints filed in the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in the District of New Jersey Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability.

The Company and its subsidiaries are involved in various legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

5.  RESTRUCTURING CHARGE (dollars in millions)

During the second and third quarters of 2000, the Company committed to a restructuring plan to re-focus its remaining business. The restructuring actions, which will reduce the Company's fixed cost structure, resulted in a before tax charge to continuing operations of $2.7 million during the second quarter and $7.6 million during the third quarter consisting of:

          Employee costs                           $3.2
          Write-down of building and equipment      7.1
          Decommissioning                            .3
          Excess reserve                            (.3)
                                                  -----
             Restructuring charge                 $10.3
                                                  =====

In the third quarter of 2000, cash payments were $.9 million; total payments through September 30, 2000 were $1.0 million.

During the third quarter of 1998, due to the business conditions leading to the Viskase plan of restructuring, the Company evaluated the recoverability of long-lived assets including property, plant and equipment, patents and excess reorganization on a consolidated basis. Based upon the analysis, the Company recognized an impairment because the estimated consolidated undiscounted future cash flows derived from long-lived assets were determined to be less than their carrying value. The amount of the impairment was calculated using the present value of the Company's estimated future net cash flows to determine the assets' fair value. Based on this analysis, an impairment charge of $91.2 million for excess reorganization and $4.3 million for the write-down of the Chicago facility was taken. In addition, the Viskase plan of restructuring included charges for the decommissioning of the Chicago plant and the decommissioning of some of its foreign operations. In the third quarter of 2000, cash payments against the reserve were $.7 million; total payments through September 30, 2000 were $10.5 million. In the second quarter of 2000, an amount of $.3 million identified as an excess reserve was reversed. The remaining restructuring reserve of $.7 million is included in accrued liabilities on the balance sheet. (see
Note 10)

6.  DISCONTINUED OPERATIONS (dollars in thousands)

On January 17, 2000, the Company's Board of Directors announced its intent to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate purchase price of $245 million, subject to a working capital adjustment, was used to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC per the amended amortization schedule, and for general corporate purposes. The Company recognized a net gain in the amount of $56.6 million in the third quarter 2000 results. The business sold includes production facilities in the United States, United Kingdom, and Brazil. In conjunction with the sale of the Films Business, the Company shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of this are included in the business discontinuance.

Operating results from discontinued operations are as follows:

                                                  Three Months Ended           Nine Months Ended
                                                -------------------------   ------------------------
                                                 September     September     September     September
                                                 30, 2000      30, 1999      30, 2000      30, 1999
                                                 ---------     ---------     ---------     ---------
Net sales                                         $30,290      $ 40,981      $110,017      $117,725

Costs and expenses
  Cost of sales                                    23,943        33,461        83,502        95,010
  Selling, general and administrative               4,349         6,603        18,846        22,687
  Amortization of intangibles                         750           750         2,250         2,250
                                                   ------       -------       -------      --------

Operating income                                    1,248           167         5,419        (2,222)

  Interest income                                      19             -            19             -
  Interest expense                                     50            73            98           154
  Other expense (income), net                         (60)          892         1,608         2,341
                                                   ------       -------       -------      --------
Income (loss) from discontinued
  operations before taxes                           1,277          (798)        3,732        (4,717)

  Income tax provision (benefit)                      192        (3,002)          712        (1,588)
                                                   ------       -------       -------      --------

Net income (loss) from discontinued
  operations                                       $1,085      $  2,204        $3,020       $(3,129)
                                                   ======      ========        ======       =======

The net assets of the films segment included in the accompanying Balance Sheet as of December 31, 1999 consisted of the following:

                                                 December 31, 1999
                                                 -----------------

Accounts receivable, net                             $ 19,537
Inventories                                            33,965
Other current assets                                    4,156
                                                     --------
Total current assets                                   57,658

Property, plant and equipment, net                    110,657
Long-term assets                                       12,459
                                                     --------
Total assets                                          180,774

Accounts payable and other
  current liabilities                                  28,396
Short-term debt                                         1,016
                                                      -------
Total current liabilities                              29,412

Long-term debt and lease obligations                      465
Deferred and noncurrent income taxes                    5,762
                                                     --------
Total liabilities                                      35,639

Net Assets                                           $145,135
                                                     ========

7.     COMPREHENSIVE INCOME (dollars in thousands)

The following sets forth the components of other comprehensive income (loss) and the related income tax provision (benefit):

                                                 Three Months     Three Months     Nine Months     Nine Months
                                                    Ended           Ended            Ended           Ended
                                                 September        September        September       September
                                                  30, 2000         30, 1999         30, 2000        30, 1999
                                                -------------      -----------     -----------     -----------
Other Comprehensive Income:
   Foreign currency translation
   adjustment (1)                                  $(1,829)          $1,035           $(3,919)       $(1,218)
   Less reclassification adjustment
   for losses included in net
   income (2)                                        2,532                -             2,532               -
                                                   -------          -------           -------        --------
Other comprehensive income (loss)
   net of tax                                         $703           $1,035           $(1,387)       ($1,218)
                                                  ========           ======           ========       ========

(1)   Net of related tax provision (benefit) of ($1,170) and $662 for the third quarter ended 2000 and 1999, respectively, and ($2,506) and ($778) for the first nine months ended 2000 and 1999, respectively.

(2)   Reclassification adjustment for losses due to sale of Films Business, included in net income of $4,115, net of related tax provision of $1,619.

8.  EARNINGS PER SHARE (EPS)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                 Three Months     Three Months     Nine Months     Nine Months
                                                   Ended            Ended            Ended            Ended
                                                 September        September        September       September
                                                  30, 2000         30, 1999         30, 2000        30, 1999
                                                 ------------     -----------      -----------     ------------
                                                (in thousands, except for weighted average shares outstanding)
NUMERATOR (in thousands):

Net income (loss) available
   to common stockholders:

   From continuing operations:                     $24,390          $(9,809)         $(1,632)       $(23,885)

   Discontinued operations:
   Income (loss) from discontinued
     operations, net of tax:                         1,085            2,204            3,020          (3,129)
   Gain on sale of discontinued
     operations, net of tax                         56,634                -           56,634              -
                                                   -------         --------         --------        --------

Net income (loss) available to common
   stockholders for basic and
   diluted EPS                                     $82,109          $(7,605)         $58,022        $(27,014)
                                                   =======          ========         =======       =========

DENOMINATOR:

Weighted average shares
   outstanding
   for basic EPS                                15,104,446       14,998,213       15,095,231    14,914,072

Effect of dilutive securities                            -                -                -             -
                                                ----------       ----------       ----------     ---------

Weighted average shares
   outstanding
   for diluted EPS                              15,104,446       14,998,213       15,095,231    14,914,072
                                                ==========       ==========       ==========    ==========

Common stock equivalents are excluded from the per share calculations because the result is antidilutive.

9.  ACCOUNTING STANDARDS

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("Statement 140"). Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adoption of Statement 140 will not have a material effect on the Company's financial statements.

In September 2000, the Emerging Issues Task Force (EITF) of the FASB issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Cost". EITF 00-10 provides guidance on applying generally accepted accounting principles to shipping and handling revenues and costs in the financial statements. Management believes that adoption of EITF 00-10 will not have a material effect on the Company's financial statements.

In July 2000, the EITF of the FASB issued EITF 00-14, "Accounting for Coupons, Rebates, and Discounts". EITF 00-14 provides guidance on applying generally accepted accounting principles to the accounting for coupons, rebates, and discounts in the financial statements. Management believes that adoption of EITF 00-14 will not have a material effect on the Company's financial statements.

In December 1999, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2000. Management believes that adoption of SAB 101 will not have a material effect on the Company's financial statements.

The Company will adopt the provisions of Statement of Financial
Accounting Standards No. 137, "Accounting for Derivative
Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). SFAS No. 137 is effective for the Company's 2001 financial statements.

10. SUBSEQUENT EVENTS

During October 2000, the Company advised its central works council in France of its intention to restructure its Thaon, France plant. The Company and the central works council are in the preliminary stages of consultation. A restructuring charge will be recorded during the fourth quarter of 2000. The Company expects the charge for the write-down of assets and related employee costs to be in excess of $23 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                                    Three Months Ended                 Nine Months Ended
                                                 September        September        September       September
                                                  30, 2000         30, 1999         30, 2000        30, 1999
                                                 ----------       ---------        ---------       ----------
                                                                       (in thousands)
Net sales:
   Casings - continuing operations                $ 48,389          $55,296         $151,293      $167,717
   Films - discontinued operations                  30,290           40,981          110,017       117,725
                                                  --------          -------         --------      --------
                                                  $ 78,679          $96,277         $261,310      $285,442
                                                  ========          =======        =========      ========


Operating income (loss):
   Casings - continuing operations                 $39,399          $ 3,505          $37,090       $11,186
   Films - discontinued operations                   1,248              167           5 ,419        (2,222)
                                                   -------          -------          -------       -------
                                                   $40,647          $ 3,672          $42,509       $ 8,964
                                                   =======          =======          =======       =======

                                                September           December
                                                30, 2000            31, 1999
                                               ---------           ---------
                                                       (in thousands)
Identifiable assets:
   Casings - continuing operations              $427,590             $313,044
   Films - discontinued operations                     -              180,774
                                                --------             --------
                                                $427,590             $493,818
                                                ========             ========


Results of Operations
---------------------

The Company's net sales from continuing operations for the first nine months and third quarter of 2000 were $151.3 million and $48.4 million, respectively, which represent a decrease of 9.8
% and 12.5%, respectively, from comparable periods of 1999. The decline in sales reflects the continuing effect of reduced selling prices in the casings industry. European sales were also negatively affected by foreign currency translation due to the strengthening of the U.S. dollar.

Operating income from continuing operations for the first nine months and third quarter of 2000 were $37.1 million and $39.4 million, respectively. The operating income includes a gain on a partial resolution of the ANC Litigation in the amount of $54.75 million, offset by patent litigation expenses of $7.85 million associated with the partial resolution and a restructuring charge of $10.3 million. Operating income from continuing operations, excluding the ANC Litigation gain, ANC Litigation expenses and the restructuring charge, for the first nine months and third quarter of 2000 were $.5 million and $.1 million, respectively. This compares unfavorably to operating income from continuing operations for the comparable prior year periods of $11.2 million and $3.5 million, respectively. Reduced selling prices in the worldwide casing industry continue to negatively affect operating income. During the second and third quarters of 2000, the Company committed to a plan of restructuring its remaining business. The objective of this plan was to significantly reduce the manufacturing cost of casing products (see Note 5).

Net interest expense from continuing operations for the nine-month period in 2000 totaled $36.5 million, representing an increase of $3.4 million from the nine-month period in 1999. The increase is primarily due to deferred fees amortization and interest cost due to the refinancing in June 1999 (see to Note
3).

Other expense from continuing operations of approximately $3.2 million and $2.0 million for the first nine months of 2000 and 1999, respectively, consists principally of foreign exchange losses.

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

The tax benefit for the first nine months of 2000 resulted primarily from the benefit of U.S. tax loss carryforwards. Due to permanent and temporary differences in the U.S., a tax benefit of $1.0 million was provided on a loss from continuing operations of $2.7 million and tax loss carryforwards which were recognized due to the gain on the sale of the Films Business. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.


Discontinued Operations
-----------------------

On January 17, 2000, the Company's Board of Directors announced its intent to sell the plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate purchase price of $245 million (see Note 6), subject to a working capital adjustment, was used principally to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC per the amended amortization schedule, and for general corporate purposes. The Company recognized a gain on the sale, net of tax, in the amount of $56.6 million. The business sold includes production facilities in the United States, United Kingdom, and Brazil. In conjunction with the sale of the Films Business, the Company shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of this are included in the business discontinuance.


Other
-----

In September 2000, the FASB issued Statement of Financial
Accounting Standards No. 140, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of
Liabilities - a replacement of FASB Statement No. 125"
("Statement 140"). Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adoption of Statement 140 will not have a material effect on the Company's financial statements.

In September 2000, the Emerging Issues Task Force (EITF) of the FASB issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Cost". EITF 00-10 provides guidance on applying generally accepted accounting principles to shipping and handling revenues and costs in the financial statements. Management believes that adoption of EITF 00-10 will not have a material effect on the Company's financial statements.

In July 2000, the EITF of the FASB issued EITF 00-14,
"Accounting for Coupons, Rebates, and Discounts".  EITF 00-
14 provides guidance on applying generally accepted accounting principles to the accounting for coupons, rebates, and discounts in the financial statements.
Management believes that adoption of EITF 00-14 will not have a material effect on the Company's financial statements.

In December 1999, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2000. Management believes that adoption of SAB 101 will not have a material effect on the Company's financial statements.

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137). SFAS No. 137 is effective for the Company's 2001 financial statements.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents increased by $71.2 million during the nine months ended September 30, 2000. Cash flows provided by investing activities of $217.9 million exceeded funds used in operating activities of $18.8 million and financing activities of $127.7 million. Cash flows provided by investing activities were principally attributable to the Company's sale of the Films Business, offset by capital expenditures for property plant and equipment. Cash flows used in operating activities were principally attributable to the Company's gain from operations offset by an increase in working capital usage, the gain on the sale of the Films Business and the effect of depreciation and amortization. Cash flows used in financing activities were principally due to the payment of $58.6 million for the Senior Secured Credit Facility and $35.0 million for the Junior Term Loans and a $30.2 million principal payment under the GECC lease. The Company may need to obtain additional waivers in the fourth quarter due to the effect of the Films Business sale.

In June 1999, Viskase Corporation and Viskase Sales Corporation entered into two-year secured credit agreements consisting of a $50 million senior term facility (Senior Term Facility), a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), collectively the "Senior Secured Credit Facility", and $35 million of junior secured term loans (Junior Term Loans). The Senior Secured Credit Facility has a maturity date of June 30, 2001. The Company used proceeds from the sale of Films Business to repay $56.1 million outstanding under the Senior Secured Credit Facility and $35 million of Junior Term Loans and to make a $47 million payment under the GECC Lease consisting of $30.2 million of principal and $16.8 million of interest.
Currently, letters of credit in the amount of $25.3 million remain outstanding under the Senior Revolving Credit Facility.


The Company finances its working capital needs through a combination of its current cash position and internally generated cash from operations.

There were no borrowings outstanding under the Senior Revolving Credit Facility at September 30, 2000. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, borrowing base limitations measured by accounts receivable and inventory of the Company, and reserves that may be established at the discretion of the lenders.

Under the terms of the April 13, 2000 Agreement and Amendment with GECC, the Company agreed to amend the amortization schedule of annual lease payments, maintain a letter of credit in the amount of $23.5 million at all times, limit additional borrowings and provide a subordinated security interest collateralized by the Collateral Pool. Holders of the Senior Secured Credit Facility and the Junior Term Loans consented to the payment extensions and the subordinated security interest granted to GECC. The revised amortization schedule is presented below:

          August 31, 2000     $46,998
          November 1, 2001      11,750
          February 28, 2002      11,749
          February 28, 2003      23,499
          February 28, 2004      23,499
          February 28, 2005      23,499


The Company's Senior Secured Credit Facility contains a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to EBDIAT, and a limitation on capital expenditures. As of September 30, 2000, the Company received a waiver under the Company's Senior Secured Credit Facility. The Company determined that, as of September 30, 2000, without the waiver, it would not have been in compliance with fixed charge coverage and leverage ratio covenants. The Company also received a waiver under the GECC lease. The Company determined that, as of September 30, 2000, without the waiver, it would not have been in compliance with the fixed charge coverage ratio in the GECC lease.

The Company anticipates that its current cash position, its operating cash flows, and proceeds from asset sales will be sufficient to meet its operating expenses and current debt service requirements. The Company's 10.25% Notes, of which $219.3 million principal amount is outstanding as of September 30, 2000, will mature in December 2001. The Company anticipates it will refinance the 10.25% Notes using proceeds from its assets sales and the ANC settlement or seek alternative strategies including, but not limited to, selling additional, equity capital.

Capital expenditures for continuing operations for the first nine months of 2000 and 1999 totaled $9.7 million and $12.6 million, respectively. Capital expenditures for discontinued operations for the first nine months of 2000 totaled approximately $2 million. Significant 2000 and 1999 capital expenditures for continuing operations included costs associated with the Nucel(R) project and a new information technology system at Viskase. Capital expenditures for discontinued operations included additional production capacity for specialty films. Capital expenditures for continuing operations for 2000 are expected to be approximately $14 million. Capital expenditures for continuing operations for 2001 are expected to be $7 million.

The Company has spent approximately $8 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years. The 2000 research and development and product introduction expenses are expected to be in the $9.7 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings under the Nucel(R) process. The commercialization of these applications and the related fixed asset expense associated with such commercialization may require substantial financial commitments in future periods.


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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          ----------------------------------------------
          MARKET RISK
          -----------

The Company is exposed to certain market risks related to foreign currency exchange rates. In order to manage the risk associated with this exposure to such fluctuations, the Company uses derivative financial instruments. The Company does not enter into derivatives for trading purposes.

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at September 30, 2000, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by approximately
0.7 million. The Company uses foreign exchange forward contracts to manage the risk associated with its exposure to foreign currency exchange rate fluctuations. At September 30, 2000, there were no foreign exchange forward contracts outstanding.
                PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1, Note 4, Contingencies in Notes to
Consolidated Financial Statements for Viskase Companies, Inc.
and Subsidiaries.

Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended
September 30, 2000.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)     Exhibits

2.0     Purchase Agreement, dated July 7, 2000 among the
        Company and certain of its subsidiaries and Bemis
        Company, Inc. (incorporated herein by
        reference to Exhibit 2 to Form 8-K filed September
        25, 2000).
2.1     Amendment No. 1 to Purchase Agreement, dated August
        31, 2000, among the Company and certain of its subsidiaries and Bemis Company, Inc.

27   Financial Data Schedules.

(b)  Reports on Form 8-K

     1. On July 10, 2000 the Company filed a Form 8-K to announce that it had signed a definitive agreement to sell its plastic barrier and non-barrier shrink business to Bemis Company, Inc. for a purchase price of $245 million which includes $228 million in cash upon consummation of the transaction and $18 million in accounts receivable excluded from the transaction.

     2. On September 25, 2000, the Company filed a form 8-K to announce the completion of the sale of its plastic barrier and non-barrier shrink film business to Bemis Company, Inc.

                        SIGNATURES
                        ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               VISKASE COMPANIES, INC.
                                -------------------------
                                     Registrant


                       By:     /s/
                               ---------------------------
                                Gordon S. Donovan
                                Vice President, Chief
                                   Financial
                                Officer and Treasurer
                                (Duly authorized oflicer
                                and principal financial
                                officer of the registrant)


Date:  November 14, 2000