Form 10KSB
period 2000-12-31
VISKASE COMPANIES INC
filed 2001-04-04
CIK 33073

U.S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


                           FORM 12b-25



NOTIFICATION OF LATE FILING           SEC FILE NUMBER:  0-5485
                                                       --------

       (Check One):                   CUSIP NUMBER: 92831R-10-2
                                                    -----------

[ x ]  Form 10-K and Form 10-KSB
[   ]  Form 20-F
[   ]  Form 11-K
[   ]  Form 10-Q and Form 10-QSB
[   ]  Form N-SAR

     For Period Ended December 31, 2000
                      -----------------

     [   ]  Transition Report on Form 10-K
     [   ]  Transition Report on Form 20-F
     [   ]  Transition Report on Form 11-K
     [   ]  Transition Report on Form 10-Q
     [   ]  Transition Report on Form N-SAR
     For the Transition Period Ended:
                                      ---------------------------

Read Attached Instruction Sheet Before Preparing Form. Please print or Type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

-------------------------------------------------------------------



Part I - Registrant Information

                        Viskase Companies, Inc.
------------------------------------------------------------------

Full Name of Registrant
                      Envirodyne Industries, Inc.
-------------------------------------------------------------------
Former Name if Applicable:



                 6855 West 65th Street
------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)


                Chicago, Illinois 60638
-------------------------------------------------------------------
City, State and Zip Code


Part II - Rules 12b-25(b) and (c)


If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

            (a)  The reasons described in reasonable detail in
                 Part III of this form could not be eliminated without unreasonable effort or expense;

            (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or
[ x ] before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

            (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


Part III - Narrative

State below in reasonable detail the reasons why the form 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

     Because of numerous accounting matters arising out of the Company's unusual 2000 transactions, additional time is needed by the Company to prepare the required financial statements for the Form 10-K.

Part IV - Other Information

(1) Name and telephone number of person to contact in regard to this notification

  Gordon S. Donovan          708            496-4200
------------------------  -----------  ---------------------------
    (Name)                (Area Code)        (Telephone Number)

(2)  Have all other periodic reports required under
     section 13 or 15(d) of the Securities Exchange
     Act of 1934 or section 30 of the Investment
     Company Act of 1940 during the preceding 12
     months or for such shorter period that the
     registrant was required to file such report(s)
     been filed?  If the answer is no, identify
     report(s).                                   [x] Yes  [ ] No


(3)  Is it anticipated that any significant change
     in results of operations from the corresponding
     period for the last fiscal year will be reflected
     by the earnings statements to be included in the
     subject report or portion thereof?           [ ] Yes  [x] No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                      Viskase Companies, Inc.
           --------------------------------------------
           (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   April 4, 2001          By: /s/ Gordon S. Donovan
     ----------------------       ---------------------------
                                  Vice President, Chief Financial
                                  Officer and Treasurer