Form 10-K
period 2000-12-31
VISKASE COMPANIES INC
filed 2001-04-06
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ----------

                                  FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended      December 31, 2000
                                -------------------------
OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from        to
                                    ------    -------

                     Commission file number   0-5485
                                            ----------

                           VISKASE COMPANIES, INC.
                           -----------------------
          (Exact name of registrant as specified in its charter)

     Delaware                                                95-2677354
------------------                                         --------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

6855 W. 65th Street, Chicago, Illinois                          60638
--------------------------------------                         -------
(Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:  (708) 496-4200

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. - X

     As of March 30, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was $13,051,596.

     As of March 30, 2001, there were 15,298,764 shares outstanding of the registrant's Common Stock, $.01 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                             VISKASE COMPANIES, INC.

                         Form 10-K Annual Report - 2000

                               Table of Contents

PART I                                                                   Page
  Item 1.  Business                                                        1
  Item 2.  Properties                                                      6
  Item 3.  Legal Proceedings                                               6
  Item 4.  Submission of Matters to a Vote of Security Holders             8

PART II
  Item 5.  Market for Registrant's Common Equity and Related
             Stockholders Matters                                          9

  Item 6.  Selected Financial Data                                        10
  Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                11
  Item 7a. Quantitative and Qualitative Disclosures
             about Market Risk                                            16
  Item 8.  Financial Statements and Supplementary Data                    16
  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                          17
PART III
  Item 10. Directors and Executive Officers of the Registrant             18
  Item 11. Executive Compensation                                         18
  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                               18
  Item 13. Certain Relationships and Related Transactions                 18

PART IV
  Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                          19


                                         PART I
                                         ------
ITEM 1. BUSINESS
        --------
(a)     General development of business:
        -------------------------------
General

Viskase Companies, Inc. (formerly Envirodyne Industries, Inc.) is a Delaware corporation organized in 1970. As used herein, the "Company" means Viskase Companies, Inc. and its subsidiaries. The Company, through Viskase Corporation (Viskase), operates in the casing product segment of the food industry. Viskase is a major producer of cellulosic and plastic casings used in preparing and packaging processed meat products. The market positions of the Company's subsidiaries set forth in this Form 10-K represent management's belief based upon internally generated information. No independent marketing information has been used to confirm the stated market positions.

In recent years, the Company has sold certain of its operations in order to reduce indebtedness and increase its operational focus. As a result of these efforts, the Company sold its wholly owned subsidiary Sandusky Plastics, Inc. (Sandusky) in June 1998 and its wholly owned subsidiary Clear Shield National, Inc. (Clear Shield) in July 1998. In August 2000, the Company sold its plastic barrier and non-barrier shrink film business (Films Business). These divestitures have left the cellulosic and plastics casings business as the Company's primary operating activity. In addition, during this period the Company has announced a series of restructuring measures to reduce the fixed cost structure of its remaining business.

In order to refocus on the Company's business activity, and to address competitive price pressures and increases in various production costs in the Company's business, the Company has announced a restructuring plan designed to reduce its fixed cost structure.

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

Viskase's product line includes NOJAX cellulosic casings for small-diameter processed meat products, such as hot dogs, Precision and Zephyr for large diameter processed meats and ham products, fibrous or large-diameter casings, which are paper-reinforced cellulosic casings, used in the production of large-diameter sausages, salami, hams and other processed meat products, and plastic casings used for water-cooked processed meat applications.

International Operations

Viskase has four manufacturing finishing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Guarulhos, Brazil and Caronno, Italy.

The aggregate of domestic exports and net sales of foreign operations represents approximately 52% of Viskase's total net sales.

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

Sales and Distribution

Viskase has a broad base of customers, with no single customer accounting for more than 9% of sales. Viskase sells its products in virtually every country in the world. In the United States, Viskase has a staff of technical sales teams responsible for sales to processed meat and poultry producers. Approximately 70 distributors market Viskase products to customers in Europe, Africa, the Middle East, Asia, and Latin America. Its products are marketed through its own subsidiaries in France, Germany, Italy, Poland, Brazil, and Canada. As of December 31, 2000 and 1999, Viskase had backlog orders of $26 million and $20 million, respectively.

Viskase maintains nine service and distribution centers worldwide. The service centers perform limited product finishing and provide sales, customer service, warehousing and distribution. Distribution centers provide only warehousing and distribution.

In North America, Viskase operates distribution centers in Atlanta, Georgia; Bensalem, Pennsylvania; Fresno, California; Remington, Indiana; and Toronto, Ontario, Canada. Viskase operates a service center in Guarulhos, Brazil, and in Europe, Viskase operates a service center in Caronno, Italy and distribution centers in Pulheim, Germany and Warsaw, Poland.

Competition

Viskase is one of the world's leading producers of cellulosic casings. Viskase seeks to maintain a competitive advantage by manufacturing products having outstanding quality and superior performance characteristics over competitive products, by responding quickly to customer product requirements, by providing technical support services to its customers for production and formulation opportunities and by producing niche products to fill individual customer requirements. During the previous five years, Viskase has experienced reduced market share and reduced profits due to intense price competition.

Viskase's principal competitors in cellulosic casings are Devro PLC, located in Scotland with plants in the United States and Belgium; Viscofan, S.A., located in Spain, Germany, Brazil, Czech Republic and the United States; Alfacel, located in Spain, Kalle Nalo GmbH, located in Germany; Case Tech, a wholly owned subsidiary of Bayer AG, located in Germany; Oy Visko AB located in Finland; KoSa, located in Mexico and two Japanese manufacturers, Fujimori and Toho.

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

Viskase believes it has achieved and maintained its position as a leading producer of cellulosic casings for packaging meats through significant expenditures on research and development. The Company expects to continue its research and development efforts. The commercialization of certain of these product and process applications and related capital expenditures to achieve commercialization may require substantial financial commitments in future periods. Research and development costs from continuing operations are expensed as incurred and totaled $5,474 thousand, $4,211 thousand, and $3,708 thousand for 2000, 1999, and 1998, respectively.

Seasonality

Historically, domestic sales and profits of Viskase have been seasonal in nature, increasing in the spring and summer months. Sales outside of the United States follow a relatively stable pattern throughout the year.

Raw Materials

Raw materials used by Viskase include cellulose (from wood pulp), specialty fibrous paper, and various other chemicals. Viskase generally purchases its raw materials from a single source or small number of suppliers with whom it maintains good relations. Certain primary and alternative sources of supply are located outside the United States. Viskase believes, but there can be no assurance, that adequate alternative sources of supply currently exist for all of Viskase's raw materials or that raw material substitutes are available, which Viskase could modify its processes to utilize.

Employees

The Company maintains productive and amicable relationships with its 1,500 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and its European and Brazilian plants have unions. From time to time union organization efforts have occurred at other individual plant locations. Unions represent a total of approximately 500 of Viskase's 1,500 employees.

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

Certain of the Company's facilities are or may become potentially responsible parties with respect to off-site waste disposal facilities.

As noted above, new environmental and health and safety laws can impose significant compliance costs, including forthcoming rules. Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, will be required to meet air emissions standards for certain chemicals based on use of the "maximum achievable control technology" (MACT). MACT Standards for new and existing cellulose casing manufacturing sources were proposed by EPA on August 28, 2000. Viskase Corporation has submitted extensive comments to EPA during the public comment period objecting to certain aspects of the proposed rulemaking. Final rulemaking is expected sometime in the year 2001. Compliance will be required within 3 years of promulgation. MACT rules will apply to all casing manufacturers in the United States.

Under the Resource Conservation and Recovery Act (RCRA), regulations have been proposed that, in the future, may impose design and/or operating requirements on the use of surface impoundments of wastewater. Two of Viskase's plants use surface impoundments. The Company does not foresee these regulations being imposed for several years.

(d)     Financial information about foreign and domestic operations and export sales
        ---------------------------------------------------------------
Reference is made to Part IV, Item 14, Note 23 of Notes to Consolidated Financial Statements.

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


Name, Age and Office            Business Experience
--------------------            -------------------
F. Edward Gustafson, 59         Mr. Gustafson has been Chairman of the Board,
Chairman of the Board,          President and Chief Executive Officer of the
President and Chief             Company since March 1996 and a director of
Executive Officer               the Company since December 1993. (Mr.
                                Gustafson has been President and Chief
                                Executive Officer of Viskase since June 1998, and previously from February 1990 to August
                                1994.) From May 1989 to March 1996 Mr.
                                Gustafson served as Executive Vice President and Chief Operating Officer of the Company.
                                Mr. Gustafson has also served as Executive
                                Vice President and Chief Operating Officer of
                                D.P. Kelly and Associates, L.P. since
                                November 1988.

Gordon S. Donovan, 47,          Mr. Donovan has been Chief Financial Officer
Vice President, Chief           of the Company since January 1997 and Vice
Financial Officer, Treasurer    President and Chief Financial Officer of
and Assistant Secretary         Viskase since June 1998. Mr. Donovan has
                                served as Treasurer and Assistant Secretary of the Company since November 1989 and as Vice President since May 1995.

Kimberly K. Duttlinger, 36,     Ms. Duttlinger has been Vice President,
Vice President, Secretary       Secretary and General Counsel of the
and General Counsel             Company since April 2000. From August 1998
                                through April 2000, Ms. Duttlinger served as
                                Associate General Counsel of the Company.
                                From May 1997 to August 1998, Ms. Duttlinger served as Corporate Counsel of the Company.
                                From May 1993 to August 1996, Ms. Duttlinger served as Corporate Counsel to Alberto-Culver
                                Company, a manufacturer and distributor of personal care and household products.






ITEM 2.     PROPERTIES
            ----------
VISKASE FACILITIES

   LOCATION             SQUARE FEET   PRIMARY USE
--------------          ------------- -----------
Manufacturing Facilities

 Beauvais, France (a)   235,000      Casings production and finishing
 Caronno, Italy          73,000      Casings finishing
 Guarulhos, Brazil (a)   25,000      Casings finishing
 Kentland, Indiana      125,000      Casings finishing
 Loudon, Tennessee      250,000      Casings production
 Osceola, Arkansas      223,000      Casings production and casings finishing
 Thaon, France          239,000      Casings finishing

Distribution Centers

 Atlanta, Georgia (a)
 Bensalem, Pennsylvania
 Fresno, California (a)
 Remington, Indiana (a)
 Pulheim, Germany (a)
 Toronto, Ontario, Canada
 Warsaw, Poland (a)

Service Centers

 Guarulhos, Brazil (a)
 Caronno, Italy

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

ITEM 3.     LEGAL PROCEEDINGS

In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in United States District Court for the Northern District of Illinois, Eastern Division, 93C7651 (the "ANC Litigation"). Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

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

ANC has filed an appeal to the United States Court of Appeals for the Federal Circuit. Oral arguments before the United States Circuit of Appeals for the Federal Circuit were held on June 6, 2000 and Viskase expects a decision during the first half of 2001.

On January 14, 2000, Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe, Inc. (successors in interest in ANC) filed suit against the Company and Viskase in the United States District Court for the Northern District of Illinois, Eastern Division (the "Newsome Litigation"). This suit alleges infringement of U.S. Reissue Patent No. 35,567, which patent is set to expire on April 26, 2002, and further alleges patent interference with one of the six Viskase patents litigated in the ANC Litigation. In May 2000, the District Court dismissed the patent interference count. Pechiney filed an Amended Complaint on June 30, 2000 seeking to reinstate the dismissed count (Count III). On July 25, 2000, Viskase filed a Motion to Dismiss Count III of the Amended Complaint and also filed a Motion for Sanctions related thereto. On August 9, 2000, Viskase filed a Supplemental Motion for Sanctions. On August 24, 2000, Pechiney responded to these motions and Viskase filed its reply on September 14, 2000.

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

In addition, in 1997 and 1998, ANC challenged two of the six Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark office (USPTO). In one of the reexaminations, the USPTO has issued, on February 14, 2001, a Notice of Intent to Issue a Reexamination Certificate. In the other reexamination, the patent has been rejected by the USPO, and Viskase appealed the rejection to the USPTO Board of Patent Appeals and Interferences. Viskase's Main Brief was filed July 13, 2000. On October 20, 2000, the Examiner filed her answer and modified the rejection to indicate that two dependent claims contained allowable subject matter. Viskase's Reply Brief and Request for Oral Hearing were filed December 20, 2000. Assignment of a hearing date is awaited. Pursuant to the Agreement, the parties have agreed that neither will, directly or indirectly, except as required by any court order or the USPTO, seek to obtain or assist any other person or entity in seeking or obtaining the further reexamination, or the invalidation or limitation of the patents licensed under the Agreement, including the two patents for which ANC had previously requested reexamination.

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. In September 1999, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to the expansion of the grand jury investigation into the specialty films industry. Viskase is cooperating fully with the investigations.

During 1999 and 2000, the Company and certain of its subsidiaries and one other sausage manufacturer were named in ten virtually identical civil complaints filed in the United States District Court for the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability. In 2001, all of the consolidated cases were transferred to the United States District Court for the Northern District of Illinois, Eastern Division.

The Company and its subsidiaries are involved in various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
The company held its Annual Meeting of Stockholders on November 15, 2000 for the election of five (5) directors. The results were as follows:

Election of Directors          For          Withheld
---------------------          ---          --------
Robert N. Dangremond       14,069,268        27,890
Avram A. Glazer            13,349,624       747,534
Malcolm I. Glazer          13,349,579       747,579
F. Edward Gustafson        14,082,872        14,286
Gregory R. Page            14,084,872        12,286


                                     PART II
                                     -------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -------------------------------------------------------------
        MATTERS
        -------
(a) Market Information. The Company's Common Stock is traded in the over-the-counter market. The high and low closing bid prices of the Common Stock during 2000 and 1999 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.

2000    First Quarter    Second Quarter    Third Quarter    Fourth Quarter
----    -------------    --------------    -------------    --------------
High       $2.81             $3.00             $3.00             $3.06
Low         1.00              1.75              1.06               .98

1999    First Quarter    Second Quarter    Third Quarter    Fourth Quarter
----    -------------    --------------    -------------    --------------
High       $4.25             $4.94             $4.75             $3.37
Low         3.31              2.88              2.62              1.50

(b) Holders. As of March 30, 2001, there were approximately 109 holders of record and approximately 1,300 beneficial holders of the Company's Common Stock.

(c) Dividends. The Company has never paid a cash dividend on shares of its Common Stock. The payment of dividends is restricted by the terms of various financing agreements to which the Company is a party. The Company has no present intention of paying dividends in the foreseeable future.



ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     Year Ending     53/ 52 Weeks  Ending
     December      December     December     December     December
     31, 2000(1)     31, 1999(1)     31, 1998(1)     25, 1997(1)     26, 1996(1)
     (in thousands, except for per  share amounts)
Net sales                   $200,142      $225,767      $246,932      $498,333      $534,420
Net (loss) from
  continuing
  operations                 (95,967)      (29,927)     (147,871)      (10,362)      (14,580)
Net income (loss)
  from discontinued
  operations                   3,435        (1,831)      (33,389)          717           898
Gain on sales of
  discontinued
  operations                  68,185                      39,057
(Loss) before
  extraordinary
  item (2)                   (24,347)      (31,758)     (142,203)       (9,645)      (13,682)

Net (loss) (3)               (17,836)      (31,758)     (148,996)       (9,645)      (13,682)

Per share net (loss)
  from continuing
  operations -
  basic and diluted            (6.34)        (2.00)        (9.97)         (.71)        (1.02)

Per share net
  income (loss)
  from discontinued
  operations -
  basic and diluted              .23          (.12)        (2.25)          .05           .06
  Gain on sale of
  discontinued
  operations                    4.50                        2.63

Per share (loss)
  before extraordinary
  item - basic and
  diluted
    Earnings per
    share  (2)                 (1.61)        (2.12)        (9.59)         (.66)         (.96)

Per share net (loss)
  - basic and diluted
    Earnings per
    share  (3)                 (1.18)        (2.12)       (10.05)         (.66)         (.96)

Cash and equivalents          55,350         6,243         9,028        24,407        41,794
Restricted cash               41,038             0             0             0             0
Working capital             (106,958)       34,480        41,725        85,815        97,382
Total assets                 322,364       493,818       531,069       813,853       873,747

Debt obligations:
  Short-term debt (4)        200,676        23,095        16,120        12,880        11,291
  Long-term debt              73,183       404,151       388,880       511,183       521,179
Stockholders'
(deficit) equity            (107,397)      (89,442)      (55,907)       90,920       103,645
Cash dividends                  none          none          none         none          none

(1) Fiscal 1998, 1997, and 1996 net sales and net loss from continuing operations exclude the results of Sandusky and Clear Shield, which were sold in 1998. Year 2000 and 1999 and fiscal year 1998 net sales and net loss from continuing operations exclude the results of the Films Business, which was sold in 2000.

(2)     Includes $94,910, $119,579 and $3,500 in unusual charges in 2000,
1998 and 1997, respectively.

(3) Includes extraordinary gain (loss) on debt extinguishment in 2000 and 1998, respectively.

(4)     Includes current portion of long-term debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------
Results of Operations
---------------------
The Company's 2000 net sales from continuing operations was $200.1 million, which represents a decrease of 11.4% from 1999. The decline in sales reflects the continuing effect of reduced selling prices in the casings industry. European sales were also negatively affected by foreign currency translation due to a strong U.S. dollar.

The Company's 1999 net sales from continuing operations were $225.8 million, which represented a 8.6% decrease from the prior year's net sales from continuing operations of $246.9 million. The decline in net sales reflected the continuing effect of competitive selling prices in the worldwide casings industry partially offset by volume gains. Additionally, the decline in net sales reflected the translation effect of the strengthening U.S. dollar against the French franc and Brazilian real.

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

The operating loss from continuing operations for 2000 was $(93.7) million. The operating loss includes a restructuring charge of $94.9 million. Operating income from continuing operations, excluding the restructuring charge for 2000 was $1.2 million. This compares unfavorably to operating income from continuing operations for the comparable prior year period of $15.8 million. Reduced selling prices in the worldwide casings industry continue to negatively affect operating income.

Operating income from continuing operations for 1999 of $15.8 million showed a significant improvement over 1998 operating income from continuing operations of $10.3 million after exclusion of the 1998 unusual charges from continuing operations of $119.6 million. Operating income benefited from the effect of cost cutting efforts undertaken during the fourth quarter of 1998 to reduce selling and administrative expenses of $5.9 million, and reduced amortization of $4.4 million. Savings in operating expenses were partially offset by the reduction in gross margin due to competitive selling prices in the worldwide casings industry.

Net interest expense from continuing operations for 2000 totaled $43.1 million, which represented a decrease of $.9 million from 1999. The decrease is principally due to an increase in interest income on the invested proceeds from the sale of the Films Business and partial settlement of the ANC patent litigation of $1.8 million and by interest savings from the August redemption of $91.1 million of obligations outstanding under the Senior Term and Revolving Facilities and the Junior Term Facility of $3.2 million and interest savings from the early redemption of the 10.25% Senior Notes due 2001 of $.4 million offset by higher interest rates on the Senior Secured Credit Facility and Junior Term Facility during the first eight months of the year of $1.6 million, increase in GECC interest of $2.4 million and higher deferred financing fees of $1.2 million.

Other expense from continuing operations of approximately $5.3 million and $3.9 million in 2000 and 1999, respectively, consists principally of foreign exchange losses.

The company received a partial resolution of the ANC Litigation in the amount of $54.75 million, offset by patent litigation expenses of $7.85 million.

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

The 2000, 1999, and 1998, tax benefits from continuing operations consisted of the benefits of U.S. losses partially offset by the provision related to operations of foreign subsidiaries. A provision (benefit) of $.7 million, $(2.2) million, and $(12.5) million, respectively, was provided on loss from continuing operations before income taxes of $95.2 million, $32.1 million, and $160.4 million, respectively, for 2000, 1999, and 1998. The Company's effective tax rate from continuing operations reflects the permanent differences in the U.S. resulting from non-deductible amortization, foreign losses for which no tax benefit is provided, and changes in the valuation allowance. The increase in the valuation allowance has affected the rate for the year. The U.S. benefit for income taxes from continuing operations is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

The tax provision (benefit) for income from discontinued operations in 2000, 1999 and 1998 was $.3 million, $(.9) million, and $(.8) million, respectively. The tax provision with respect to the gain from the sale of discontinued operations in 2000 and 1998 was $6.6 million and $19.6 million, respectively. In addition, an extraordinary gain in 2000 provided an income tax provision of $.6 million and in 1998 an extraordinary loss provided an income tax (benefit) of $(4.3) million. The total income tax provision (benefit) was $8.3 million, $(3.1) million, and $1.8 million, respectively, in 2000, 1999 and 1998.

Domestic cash income taxes paid in 2000, 1999, and 1998, were $.5 million, $.01 million, and $2.2 million, respectively. Foreign cash income taxes paid during the same periods were $.3 million, $3.5 million, and $2.3 million, respectively.

Discontinued Operations
-----------------------
On January 17, 2000, the Company's Board of Directors announced its intent to sell the plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate purchase price of $245 million, subject to a working capital adjustment, which could result in additional amounts realized, was used to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC per the amended amortization schedule, and for general corporate purposes. The Company recognized a net gain in the amount of $68.2 million. The business sold includes production facilities in the United States, United Kingdom, and Brazil. In conjunction with the sale of the Films Business, the Company shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of these are included in the business discontinuance (See Note 12).

On June 8, 1998, the Company's Board of Directors approved the sale of two of the Company's subsidiaries, Clear Shield and Sandusky. Accordingly, the operating results of the two subsidiaries have been segregated from continuing operations and reported as a separate line item on the income statement under the heading Discontinued Operations. The Company has restated its prior financial statements to present their operating results as Discontinued Operations. The sales of Sandusky and Clear Shield were completed on June 11, 1998 and July 23, 1998, respectively. A $39.1 million combined gain, net of taxes, was recognized on these sales.

Liquidity and Capital Resources
-------------------------------
Cash and equivalents increased by $90.1 million during the year ended December 31, 2000. Cash flows provided by operating activities of $16.3 million and provided by investing activities of $222.1 million exceeded funds used in financing activities of $148.0 million. Cash flows provided by operating activities were principally attributable to the Company's net loss from operations, which includes non cash items of; the partial settlement of the patent litigation, the gain on the sale of assets and the extraordinary gain on debt extinguishment offset by the write-off of property, plant and equipment, and the effect of depreciation and amortization. Cash flows provided by investing activities were principally attributable to the Company's sale of the Films Business offset by capital expenditures for property, plant and equipment. Cash flows used in financing activities were principally due to the payment of $58.6 million for the Senior Secured Credit Facility, $35 million for the Junior Term Loans, $30.2 million principal payment under the GECC lease, and $27.6 million for the repurchase of 10.25% Senior Notes due 2001.

In June 1999, Viskase Corporation and Viskase Sales Corporation entered into two-year secured credit agreements consisting of a $50 million senior term facility (Senior Term Facility), a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (senior Revolving Credit Facility), collectively the "Senior Secured Credit Facility", and $35 million of junior secured term loans (Junior Term Loans). The Senior Secured Credit Facility has a maturity date of June 30, 2001. The Company used proceeds from the sale of Films Business to repay $56.1 million outstanding under the Senior Secured Credit Facility and $35 million of Junior Term Loans and to make a $47 million payment under the GECC Lease consisting of $30.2 million of principal and $16.8 million of interest. Currently, letters of credit in the amount of $25.3 million remain outstanding under the Senior Revolving Credit Facility. The Company anticipates it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements.

The Company finances its working capital needs through a combination of its current cash position and internally generated cash from operations.

There were no borrowings outstanding under the Senior Revolving Credit Facility at December 31, 2000. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, borrowing base limitations measured by accounts receivable and inventory of the Company, and to reserves that may be established in the discretion of the lenders.

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

          November 1, 2001       $11,750
          February 28, 2002       11,749
          February 28, 2003       23,499
          February 28, 2004       23,499
          February 28, 2005       23,499

The Company's Senior Secured Credit Facility contains a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to EBITDA, and a limitation on capital expenditures. As of December 31, 2000 the Company received a waiver under the Company's Senior Secured Credit Facility. The Company determined that, as of December 31, 2000, without the waiver, it would not have been in compliance with fixed charge coverage and leverage ratio covenants. The Company also received a waiver under the GECC lease. The Company will need to obtain additional debt covenant waivers in future quarters due to the effect of the Films Business sale.

Capital expenditures for continuing operations for the year ended December 31, 2000 and 1999 totaled $12.5 million and $19.2 million, respectively. Capital expenditures for discontinued operations for 2000 totaled approximately $1.2 million. Significant 2000 and 1999 capital expenditures for continuing operations included costs associated with the Nucel(r) project, and a new information technology system at Viskase. Capital expenditures for discontinued operations included additional production capacity for specialty films. Capital expenditures for continuing operations for 2001 are expected to be approximately $5 million.

The Company has spent approximately $8 million annually on research and development programs, including product and process development, and on new technology development during each of the past three years. The 2001 research and development and product introduction expenses are expected to be in the $5 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings.

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

The Company's 10.25% Notes mature on December 1, 2001. The Company has from time to time purchased 10.25% Notes in open market or privately negotiated transactions, with the effect that as of December 31, 2000 there was $191.7 million principal amount of 10.25% Notes outstanding , net of repurchase.
The Company recognized a $7.1 million gain on the repurchase of the 10.25% Notes at December 31, 2000. As of March 7, 2001, there is $163.2 million principal amount of 10.25% Notes outstanding. The Company does not presently anticipate that its current cash position and operating cash flows will be sufficient to pay the principal and accrued interest on the 10.25% Notes when they mature. In addition, the Company's payment obligations on the GECC lease remain substantial and the Senior Secured Credit Facility expires in June 2001. Accordingly, the Company is evaluating the strategic alternatives available to it with respect to its capital structure in general and the treatment of the 10.25% Notes between the date hereof and the date of their maturity. These alternatives could include public offerings or private placements of debt and/or equity securities, an exchange offer for the 10.25% Notes or other restructuring of the Company's indebtedness, the Company's entering into a new senior credit facility or the sale of the Company or its assets. There can be no assurance that any such transaction will be concluded or that any such additional financing will be available to the Company or that any such transaction or financing can be done on terms favorable to the Company's stockholders or creditors. Failure by the Company to refinance or restructure its obligations with respect to the 10.25% Notes would have a material adverse effect on the Company's results of operations and financial condition.

Other
-----
In late 1993, Viskase commenced a legal action against American National Can Company (ANC) in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651 (the "ANC Litigation"). Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102.4 million in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

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

ANC has filed an appeal to the United States Court of Appeals for the Federal Circuit. Oral arguments before the United States Circuit of Appeals for the Federal Circuit were held on June 6, 2000 and Viskase expects a decision during the first quarter of 2001.

On January 14, 2000, Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe, Inc. (successors in interest in ANC) filed suit against the Company and Viskase in the United States District Court for the Northern District of Illinois, Eastern Division (the "Newsome Litigation"). This suit alleges infringement of U.S. Reissue Patent No. 35,567, which patent is set to expire on April 26, 2002, and further alleges patent interference with one of the six Viskase patents litigated in the ANC Litigation. In May 2000, the District Court dismissed the patent interference count. Pechiney filed an Amended Complaint on June 30, 2000 seeking to reinstate the dismissed count (Count III). On July 25, 2000, Viskase filed a Motion to Dismiss Count III of the Amended Complaint and also filed a Motion for Sanctions related thereto. On August 9, 2000, Viskase filed a Supplemental Motion for Sanctions. On August 24, 2000, Pechiney responded to these motions and Viskase filed its reply on September 14, 2000.

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

In addition, in 1997 and 1998, ANC challenged two of the six Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark office (USPTO). In one of the reexaminations, the USPTO has issued, on February 14, 2001, a Notice of Intent to Issue a Reexamination Certificate. In the other reexamination, the patent has been rejected by the USPO, and Viskase appealed the rejection to the USPTO Board of Patent Appeals and Interferences. Viskase's Main Brief was filed July 13, 2000. On October 20, 2000, the Examiner filed her answer and modified the rejection to indicate that two dependent claims contained allowable subject matter. Viskase's Reply Brief and Request for Oral Hearing were filed December 20, 2000. Assignment of a hearing date is awaited. Pursuant to the Agreement, the parties have agreed that neither will, directly or indirectly, except as required by any court order or the USPTO, seek to obtain or assist any other person or entity in seeking or obtaining the further reexamination, or the invalidation or limitation of the patents licensed under the Agreement, including the two patents for which ANC had previously requested reexamination.

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

During 1999 and 2000, the Company and certain of its subsidiaries and one other sausage manufacturer were named in ten virtually identical civil complaints filed in the District of New Jersey by the following plaintiffs:
Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in the District of New Jersey Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability. In 2001, all of the consolidated cases were transferred to the United States District Court for the Northern District of Illinois, Eastern Division.

The Company and its subsidiaries are involved in various legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

Forward-looking Statements
--------------------------
Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for the Company's products; changes in other costs; and opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; and the ability to achieve other cost reductions and efficiencies.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at December 31, 2000, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $.1 million. The Company uses foreign exchange forward contracts to manage the risk associated with its exposure to foreign currency exchange rate fluctuations. As of December 31, 2000, there were no foreign exchange forward contracts outstanding.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
The information required by this Item is set forth in the Proxy Statement in the section entitled "Certain Relationships and Related Transactions" and is incorporated by reference to the Proxy Statement. See also Part IV, Item 14,
Note 22 of Notes to Consolidated Financial Statements.


                                       PART IV
                                       -------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------
(a)1.    Financial statements:                                           PAGE
         --------------------                                            ----
         Report of independent accountants                                F-2

         Consolidated balance sheets, December 31, 2000 and
           December 31, 1999                                              F-3

         Consolidated statements of operations, for the years ended
           December 31, 2000 and December 31, 1999 and for the 53 week
           period ending December 31, 1998.                               F-4

         Consolidated statements of stockholders' deficit, for the
           years ended December 31, 2000 and December 31, 1999 and
           for the 53 week period ending December 31, 1998.               F-5

         Consolidated statements of cash flows, for the year ended
           December 31, 2000 and December 31, 1999 and for the 53 week
           period ending December 31, 1998.                               F-6

         Notes to consolidated financial statements                       F-7

(a)2.    Financial statement schedules for the year ended
           December 31, 2000 and December 31, 1999 and for the
           53 week period ending December 31, 1998:
         ------------------------------------------------------
         II    Valuation and qualifying accounts                         F-32


Schedules other than those listed are omitted because they are not required, are not applicable, or because equivalent information has been included in the financial statements and notes thereto or elsewhere herein.

(b)      Reports on Form 8-K.
         -------------------
   1. On October 6, 2000, the Company filed a Form 8-K to announce that its wholly owned subsidiary, Viskase Corporation, reached a partial resolution with American Can and Pechiney Plastic Packaging relating to the litigation between the partied entitled, Viskase Corporation
         v. American National Can, and Pechiney Plastic Packaging, Inc. and Pechiney Packaging, Inc. and Pechiney Emballage Flexible Europe v. Viskase Companies, Inc. and Viskase Corporation. Pursuant to the agreement reached, Viskase will receive a payment of $54.75 million immediately. In addition, an additional payment of $60.25 million will be made to Viskase if the appellate court affirms the monetary award in its entirety in the ANC Litigation.

   2. On December 6, 2000, the Company filed a Form 8-K to announce that it is implementing significant cost reduction measures in an attempt to offset a projected shortfall in earnings before depreciation, interest, amortization and taxes for fiscal year 2001 from the estimated fiscal year 2000 for continuing operations.


(c)      Exhibits:
         --------
Exhibit No.  Description of Exhibits                                     Page
-----------------------------------------------------------------------------
  2.0        Purchase Agreement, dated July 7, 2000 among the Company
             and certain of its subsidiaries and Bemis Company, Inc.
             (incorporated herein by reference to Exhibit 2 to Form
             8-K filed September 25, 2000).                                 *

  2.1        Amendment No. 1 to Purchase Agreement, dated August 31,
             2000, among the Company and certain of its subsidiaries and Bemis Company, Inc. (incorporated herein by reference to
             Exhibit 2.1 of Form 10-Q for the fiscal quarter ended
             September 30, 2000).                                           *

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

  4.3        Rights Agreement, dated as of June 26, 1996, between the
             Company and Harris Trust and Savings Bank, as Rights Agent (incorporated herein by reference to Exhibit 4.1 of Form 8-K
             dated June 26, 1996).                                          *

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

 10.4        Ground Lease, dated as of December 18, 1990, between
             Viskase Corporation, as Ground Lessor, and The Connecticut National Bank, as Ground Lessee (incorporated herein by reference to Exhibit 10.27 to Form 8-K filed January 22,
             1991).                                                         *




*  Previously filed by the Company, incorporated by reference.


Exhibit No.  Description of Exhibits                                     Page
-----------------------------------------------------------------------------
 10.5        Guaranty Agreement, dated as of December 18, 1990, among
             the Company; Clear Shield National, Inc.; Sandusky Plastics
             of Delaware, Inc.; Viskase Sales Corporation, all as
             Guarantors; The Connecticut National Bank, as Owner
             Trustee; and General Electric Capital Corporation, as
             Owner Participant (incorporated herein by reference to
             Exhibit 10.28 to Form 8-K filed January 22, 1991).             *

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

 10.9 Viskase Companies, Inc. Parallel Non-Qualified Thrift Plan (incorporated herein by reference to Exhibit 10.35 to Form
             10-Q for the fiscal quarter ended June 27, 1991 filed August
             12, 1991). +                                                   *

 10.10       Amended and Restated Employment Agreement, effective March
             27, 1996, between the Company and F. Edward Gustafson (incorporated herein by reference to Exhibit 10.20 to Form
             10-Q for the fiscal quarter ended June 25, 1998 filed August
             10, 1998).+                                                    *

 10.11       Corporate Office Severance Pay Policy (incorporated herein by reference to Exhibit 10.21 to Form 10-Q for the fiscal
             quarter ended June 26, 1997 filed August 11, 1997).+           *

 10.12 Stock Purchase Agreement, dated June 5, 1998, between the Company and Solo Cup Company, as amended (incorporated herein by reference to Exhibit 2 to Form 8-K filed August 10,
             1998).                                                         *

 10.13 Financing Agreement, dated June 14, 1999, among Viskase Corporation, Viskase Sales Corporation and the CIT
             Group/Business Credit, Inc. on behalf of itself and certain Lenders (incorporated herein by reference to Exhibit 10.22
             to Form 10-Q for the fiscal quarter ended June 30, 1999).      *

 10.14 Financing Agreement, dated June 14, 1999, among Viskase Corporation, Viskase Sales Corporation and the lenders listed on the signature page thereto (incorporated herein by
             reference to Exhibit 10.23 to Form 10-Q for the fiscal
             quarter ended June 30, 1999).                                  *




+     Management contract or compensatory plan or arrangement.
*     Previously filed by the Company, incorporated by reference.


Exhibit No.  Description of Exhibits                                     Page
-----------------------------------------------------------------------------
 10.15       Financing Agreement, dated June 14, 1999, among Viskase
             Corporation, Viskase Sales Corporation and D.P. Kelly &
             Associates, L.P. (incorporated herein by reference to
             Exhibit 10.24 to Form 10-Q for the fiscal quarter ended
             June 30, 1999).                                                *

 10.16       Form of Pledge Agreements made by Viskase Corporation to
             each of (i) the CIT Group/Business Credit, Inc. on behalf
             of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii)
             D.P. Kelly & Associates, L.P. (incorporated herein by
             reference to Exhibit 10.25 to Form 10-Q for the fiscal
             quarter ended June 30, 1999).                                  *

 10.17       Form of Pledge Agreements made by Viskase Sales Corporation to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii)
             D.P. Kelly & Associates, L.P. (incorporated herein by
             reference to Exhibit 10.26 to Form 10-Q for the fiscal
             quarter ended June 30, 1999).                                  *

 10.18       Form of Pledge Agreements made by Viskase Holding
             Corporation to each of (i) the CIT Group/Business
             Credit, Inc. on behalf of itself and certain lenders,
             (ii) certain institutional lenders listed on the
             signature page thereto, and (iii) D.P. Kelly & Associates,
             L.P. (incorporated herein by reference to Exhibit 10.27
             to Form 10-Q for the fiscal quarter ended June 30, 1999).      *

 10.19       Form of Parent Pledge Agreements made by Viskase Companies,
             Inc. to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and  (iii) D.P. Kelly & Associates, L.P. (incorporated
             herein by reference to Exhibit 10.28 to Form 10-Q for the
             fiscal quarter ended June 30, 1999).                           *

 10.20       Form of Security Agreements made by Viskase Holding
             Corporation in favor of each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates, L.P.
             (incorporated herein by reference to Exhibit 10.29 to
             Form 10-Q for the fiscal quarter ended June 30, 1999).         *

 10.21       Form of Parent Security Agreements made by Viskase
             Companies, Inc. in favor of each of (i) the
             CIT Group/Business Credit, Inc. on behalf of itself
             and certain lenders, (ii) certain institutional lenders
             listed on the signature page thereto, and (iii) D.P.
             Kelly & Associates, L.P. (incorporated herein by
             reference to Exhibit 10.30 to Form 10-Q for the
             fiscal quarter ended June 30, 1999).                           *

 10.22       Form of Joint and Several Guaranty of Viskase Corporation
             and Viskase Sales Corporation to each of (i) the CIT Group/Business Credit, Inc. on behalf of itself and certain lenders, (ii) certain institutional lenders listed on the signature page thereto, and (iii) D.P. Kelly & Associates,
             L.P. (incorporated herein by reference to Exhibit 10.31 to
             Form 10-Q for the fiscal quarter ended June 30, 1999).         *




+     Management contract or compensatory plan or arrangement.
*     Previously filed by the Company, incorporated by reference.

Exhibit No.  Description of Exhibits                                     Page
-----------------------------------------------------------------------------
 10.23       Amendment to Viskase Companies, Inc. 1999 Parallel
             Non-Qualified Savings Plan (incorporated herein by
             reference to Exhibit 4.5 to the Company's Registration
             Statement on Form S-8, #333-33508, filed on March 29,
             2000). +                                                       *

 10.24       Viskase Corporation Severance Pay Policy. +                    *

 10.25       Agreement dated as of March 3, 2000, between Viskase
             Corporation and State Street Bank and Trust Company
             relating to the Lease Agreement dated as of December 18,
             1990, among Viskase Corporation (the Lessee), and State
             Street Bank and Trust Company (the Lessor), as successor
             trustee to Fleet National Bank formerly known as Shawmut Bank Connecticut, National Association, formerly known as The Connecticut National Bank as Owner Trustee under the Trust Agreement (incorporated by reference herein to Exhibit 10.35
             to Form 10-Q for the fiscal quarter ended March 31, 2000).     *

 10.26       Extension executed March 9, 2000 of Agreement dated as of
             March 3, 2000, between Viskase Corporation and State Street
             Bank and Trust Company relating to the Lease Agreement
             dated as of December 18, 1990, among Viskase Corporation
             (the Lessee) and State Street Bank and Trust Company (the Lessor), as successor trustee to Fleet National Bank formerly known as Shawmut Bank Connecticut, National
             Association, formerly known as The Connecticut National
             Bank as Owner Trustee under the Trust Agreement
             (incorporated by reference herein to Exhibit 10.36 to
             Form 10-Q for the fiscal quarter ended March 31, 2000).        *

 10.27       Extension executed March 23, 2000 of Agreement dated as
             of March 3, 2000, between Viskase Corporation and State
             Street Bank and Trust Company relating to the Lease
             Agreement dated as of December 18, 1990, among Viskase Corporation (the Lessee) and State Street Bank and Trust
             Company (the Lessor), as successor trustee to Fleet National Bank formerly known as Shawmut Bank Connecticut, National Association, formerly known as The Connecticut National
             Bank as Owner Trustee under the Trust Agreement (incorporated by reference herein to Exhibit 10.37 to Form 10-Q for the
             fiscal quarter ended March 31, 2000).                          *

 10.28       Extension executed March 30, 2000 of Agreement dated
             as of March 3, 2000, between Viskase Corporation and State Street Bank and Trust Company relating to the Lease
             Agreement dated as of December 18, 1990, among Viskase Corporation (the Lessee) and State Street Bank and Trust
             Company (the Lessor), as successor trustee to Fleet National Bank formerly known as Shawmut Bank Connecticut, National Association, formerly known as The Connecticut National Bank as Owner Trustee under the Trust Agreement (incorporated by reference herein to Exhibit 10.38 to Form 10-Q for the
             fiscal quarter ended March 31, 2000).                          *

 10.29 Agreement and Amendment dated as of April 13, 2000, between Viskase Corporation (the Lessee) and State Street Bank and
             Trust Company (the Lessor) as Owner Trustee under the Trust Agreement relating to the Lease Agreement dated as of
             December 18, 1990 (as amended and supplemented to the date hereof, between the Lessee and the Lessor, as successor trustee to Fleet National Bank formerly known as Shawmut
             Bank Connecticut, National Association, formerly known as
             The Connecticut National Bank (incorporated herein by
             reference to Exhibit 10.39 to Form 10Q for the fiscal
             quarter ended June 30, 2000).                                  *


+     Management contract or compensatory plan or arrangement.
*     Previously filed by the Company, incorporated by reference.


Exhibit No.  Description of Exhibits                                     Page
-----------------------------------------------------------------------------
 10.30       Letter Agreement dated June 13, 2000, from GECC re
             (i) Financing Agreement dated as of June 14, 1999, among
             The CIT Group/Business Credit, Inc., the lenders party
             thereto and Viskase Corporation and Viskase Sales
             Corporation, (ii) a Financing Agreement dated as of
             June 14, 1999 among D.P. Kelly & Associates, L.P. and
             Viskase, and (iii) a Financing Agreement dated as of
             June 14, 1999, among the lenders party thereto and
             Viskase (incorporated herein by reference to Exhibit
             10.40 to Form 10Q for the fiscal quarter ended June
             30, 2000).                                                     *

 10.31       Letter Agreement dated June 13, 2000, from CIT Group
             re Financing Agreement dated as of June 14, 1999 by and
             among Viskase Corporation, Viskase Sales Corporation and
             CIT Group/Business Credit, Inc., as agents for the Lenders (incorporated herein by reference to Exhibit 10.41 to Form
             10Q for the fiscal quarter ended June 30, 2000).               *

 10.32 Letter Agreement dated June 13, 2000, from Magten Asset Management Corporation re that certain Financing Agreement dated as of June 14, 1999, by and among Viskase Corporation, Viskase Sales Corporation, and the financial institutions that are or may from time to time become parties thereto (incorporated herein by reference to Exhibit 10.42 to Form
             10Q for the fiscal quarter ended June 30, 2000).               *

 10.33 Letter Agreement dated June 13, 2000, from D.P. Kelly & Associates re that certain Financing Agreement dated as of June 14, 1999, by and among Viskase Corporation, Viskase Sales Corporation, and D.P. Kelly & Associates (incorporated herein by reference to Exhibit 10.43 to Form 10Q for the
             fiscal quarter ended June 30, 2000).                           *

 10.34 Amendment No. 1 dated as of June 30, 2000, to the Letter Agreement and Amendment dated as of April 13, 2000, between Viskase Corporation and State Street Bank and Trust Company,
             as Owner Trustee under the Trust Agreement relating to the
             Lease Agreement dated as of December 18, 1990 (as amended
             and supplemented to the date hereof), (incorporated herein by reference to Exhibit 10.44 to Form 10Q for the fiscal
             quarter ended June 30, 2000).                                  *

 10.35       Viskase Corporation Management Incentive Plan for Fiscal
             Year 2000. +                                                  **

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

                                         VISKASE COMPANIES, INC.
                                         (Registrant)

                                         By:  /s/
                                              -------------------------------
                                              F. Edward Gustafson
                                              Chairman, Chief Executive
                                              Officer and President

                                         By:     /s/
                                              -------------------------------
                                              Gordon S. Donovan
                                              Vice President, Chief Financial
                                              Officer and Treasurer

Date:  April 6, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 6th day of April 2001.


/s/                                         /s/
-------------------------------             ---------------------------------
F. Edward Gustafson                         Gordon S. Donovan
Chairman of the Board, Chief                Vice President, Chief Financial
Executive Officer and President             Officer and Treasurer (Principal
(Principal Executive Officer)               Financial and Accounting Officer)


/s/                                         /s/
-------------------------------             ---------------------------------
Robert N. Dangremond (Director)             Avram A. Glazer (Director)


/s/                                         /s/
-------------------------------             ---------------------------------
Malcolm I. Glazer (Director)                Gregory R. Page (Director)


               VISKASE COMPANIES, INC. AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Report of independent accountants...........................................  F-2

     Consolidated balance sheets, December 31, 2000 and
      December 31, 1999                                                       F-3

     Consolidated statements of operations, for the years ending
      December 31, 2000 and December 31, 1999 and the 53 week
      period ending December 31, 1998.......................................  F-4

     Consolidated statements of stockholders' deficit, for the
      years ending December 31, 2000 and December 31, 1999
      and the 53 week period ending ........................................  F-5
      December 31, 1998

     Consolidated statements of cash flows, for the years ending
      December 31, 2000 and December 31, 1999 and for the 53 week period ending December 31,1998........................................  F-7

     Notes to consolidated financial statements.............................  F-8


FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

     Schedule II - Valuation and qualifying accounts........................  F-34

     Exhibit 21.1 Subsidiaries of the registrant............................  F-35

     Exhibit 23.1 Consent of independent accountants........................  F-36



                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Viskase Companies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Viskase Companies, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and December 31, 1999 and the period December 26, 1997 to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company does not presently anticipate that its current cash position and operating cash flows will be sufficient to pay the principal and accrued interest on the 10.25% Notes when they mature. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
March 26, 2001

                  VISKASE COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                             December 31,      December 31,
                                                2000              1999
                                             -----------       -----------
                                                      in thousands)
ASSETS
     Current assets:
       Cash and equivalents                      $55,350     $   6,243
       Restricted cash                            41,038
       Receivables, net                           27,334        48,971
       Inventories                                39,405        78,672
       Other current assets                       23,168        14,540
                                                 -------        ------
        Total current assets                     186,295       148,426

     Property, plant and equipment,
       including those under capital leases      240,110       488,369
       Less accumulated depreciation
        and amortization                         110,845       178,122
                                                 -------       -------

     Property, plant and equipment, net          129,265       310,247

     Deferred financing costs, net                   184         3,059
     Other assets                                  6,620        32,086
                                                 -------       -------

           Total Assets                         $322,364      $493,818
                                                ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current liabilities:
       Short-term debt including current
         portion of long-term debt and
         obligations under capital leases       $200,676      $ 23,095
     Accounts payable                             15,887        35,202
     Accrued liabilities                          73,309        46,966
     Current deferred income taxes                 3,381         8,683
                                                 -------       -------
           Total current liabilities             293,253       113,946

     Long-term debt including obligations
       under capital leases                       73,183       404,151

     Accrued employee benefits                    40,773        46,787
     Deferred and noncurrent income taxes         22,552        18,376

     Commitments and contingencies

     Stockholders' deficit:
       Preferred stock, $.01 par value;
          none outstanding
       Common stock, $.01 par value;
          issued and outstanding,
          15,276,764 shares
          at December 31, 2000 and
          15,058,439 shares at
          December 31, 1999                          153           151
       Paid in capital                           137,967       137,454
       Accumulated (deficit)                    (247,048)     (229,212)
       Cumulative foreign currency
          translation adjustments                  1,840         2,165
       Unearned restricted stock issued
          for future service                        (309)
                                                  ------       -------
            Total stockholders' (deficit)        107,397)      (89,442)
                                                 -------       -------
              Total Liabilities and
                Stockholders' deficit           $322,364      $493,818
                                                ========      ========

The accompanying notes are an integral part of the consolidated financial statements.


                                    VISKASE COMPANIES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       53
                                                              Years Ended           Weeks Ended
                                                        -------------------------   -----------
                                                        December 31,  December 31,  December 31,
                                                          2000          1999          1998
                                                        -----------   -----------   -----------
                                                      (in thousands, except for number of shares
                                                               and per share amounts)

NET SALES                                                     $200,142     $225,767     $246,932


COSTS AND EXPENSES
  Cost of sales                                                157,560      166,079      182,456
  Selling, general and administrative                           39,374       41,854       47,707
  Amortization of intangibles and
    excess reorganization value                                  2,000        2,000        6,432
  Restructuring charges                                         94,910                   119,579
                                                               -------      -------      -------

OPERATING (LOSS) INCOME                                        (93,702)      15,834     (109,242)

  Interest income                                                2,299          375        1,531
  Interest expense                                              45,406       44,403       50,602
  Other expense, net                                             5,330        3,923        2,093
  Patent infringement settlement income, net                    46,900
                                                               -------      -------      -------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE TAXES                                                 (95,239)     (32,117)    (160,406)

  Income tax provision (benefit)                                   728       (2,190)     (12,535)
                                                               -------      -------      -------

NET (LOSS) FROM CONTINUING OPERATIONS                          (95,967)     (29,927)    (147,871)

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations
    net of income taxes (Note 12)                                3,435       (1,831)     (33,389)

  Gain on sale of discontinued operations
    net of income tax provision of $6,633 in 2000               68,185                    39,057
    and $19,556 in 1998
                                                               -------      -------      -------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                           (24,347)     (31,758)    (142,203)
Extraordinary gain (loss) on early extinguishment of
  debt net of income tax provision (benefit) of $633
  in 2000 and $(4,343) in 1998                                   6,511                    (6,793)
                                                               -------      -------      -------

NET (LOSS)                                                     (17,836)     (31,758)    (148,996)

Other comprehensive (loss) income, net of tax
    Foreign currency translation adjustments                    (2,730)      (1,542)         973
    Reclassification adjustment for losses
      Included in the gain from discontinued                     2,532
                                                               -------      -------      -------
       operations
Other comprehensive (loss) income net
       of tax                                                     (198)      (1,542)         973
                                                               -------      -------      -------


COMPREHENSIVE (LOSS)                                          $(18,034)    $(33,300)    (148,023)
                                                               =======      =======      =======

WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                                       15,126,670   14,949,965   14,824,885
                                                            ==========   ==========   ==========

                                   VISKASE COMPANIES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)

PER SHARE AMOUNTS:
Earnings (loss) per share - basic and diluted

Continuing operations                                       $(6.34)         $(2.00)      $(9.97)

DISCONTINUED OPERATIONS:
  Income from discontinued operations                          .23            (.12)       (2.25)
  Gain on sale from discontinued operations                   4.50                         2.63
                                                             -----            -----       -----
Net (loss) before extraordinary item                         (1.61)          (2.12)       (9.59)
Extraordinary gain (loss)                                      .43                         (.46)
                                                             -----            -----       -----

NET (LOSS)                                                  $(1.18)         $(2.12)     $(10.05)
                                                             =====           =====        =====

The accompanying notes are an integral part of the consolidated financial statements.

                                     VISKASE COMPANIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                          Unearned
                                                             Foreign      Restricted
                                                 Accumu-     Currency      Stock
                            Common    Paid in    lated     Translation    Issued For          Total
                            Stock     Capital    (Deficit)  Adjustment   Future Service  Equity (Deficit)
                            ------    -------    ---------  ----------   --------------  ---------------
                                                          (in thousands)

Balance December 25, 1997    $148     $136,183  $(48,458)     $3,098       $(51)            $90,920
Net (loss)                                      (148,996)                                  (148,996)
Issuance of Common Stock        1          532                               41                 574
Other comprehensive income                                     1,595                          1,595
                             ----      -------   -------      ------       ----             -------
Balance December 31, 1998     149      136,715  (197,454)      4,693        (10)            (55,907)
Net (loss)                                       (31,758)                                   (31,758)
Issuance of Common Stock        2          739                               10                 751
Other comprehensive (loss)                                    (2,528)                        (2,528)
                             ----      -------   -------      ------        ----            -------
Balance December 31, 1999     151      137,454  (229,212)      2,165                        (89,442)
Net (loss)                                       (17,836)                                   (17,836)
Issuance of Common Stock        2          513                             (309)                206
Other comprehensive (loss)                                      (325)                          (325)
                              ----     -------   -------       -----       ----             -------
Balance December 31, 2000    $153     $137,967  (247,048)     $1,840      $(309)          $(107,397)
                             ====     ========  ========      ======      =====           =========


The accompanying notes are an integral part of the consolidated financial statements.


                                        VISKASE COMPANIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                53
                                                                      Years   Ended         Weeks Ended
                                                                  ------------------------  -----------
                                                                  December 31  December 31,   December 31,
                                                                     2000       1999            1998
                                                                   ----------   ----------    -----------
                                                                        (in thousands)
Cash flows from operating activities:
  Net (Loss)                                                      $(17,836)     $(31,758)    $(148,996)

  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization under capital leases              30,427        38,672        39,519
    Amortization of intangibles and excess reorganization value      4,000         5,000        11,655
    Amortization of deferred financing fees and discount             4,860         3,658         1,772
    Increase (decrease) in deferred and noncurrent                     407        (4,989)         (611)
       income taxes
    Foreign currency transaction loss (gain)                           857           190           (15)
    (Gain) loss on disposition of assets                           (74,541)          630       (58,562)
    Bad debt provision                                                 433         1,239         1,295
    Impairment of excess reorganization value                                                   91,169
    Net property, plant and equipment write-off                     55,482                      41,765
    Extraordinary (gain) loss on debt extinguishment                (7,144)                     11,136

    Changes in operating assets and liabilities:
      Accounts receivable                                           20,431         3,896)       19,587
      Inventories                                                    8,617        12,038       (15,952)
      Other current assets                                         (12,733)          233         7,571
      Accounts payable and accrued liabilities                         (50)      (13,845)       (9,537)
      Other                                                          3,064           192       (10,229)
                                                                   -------       -------       -------
    Total adjustments                                               34,110        39,122       130,563
                                                                   -------       -------       -------

      Total net cash provided by (used in) operating activities     16,274         7,364       (18,433)

Cash flows from investing activities:
  Capital expenditures                                             (13,735)      (27,943)      (35,354)
  Proceeds from disposition of assets                              235,844           623       164,236
                                                                   -------       -------       -------
      Net cash (used in) provided by investing activities          222,109       (27,320)      128,882

Cash flows from financing activities:
  Issuance of common stock                                             206           751           574
  Proceeds from revolving loan and long-term borrowings                          123,776         1,475
  Deferred financing costs                                          (2,092)       (5,796)         (605)
  Repayment of revolving loan, long-term borrowings and
    capital lease obligations                                     (153,263)     (100,971)     (118,173)
  Discount (premium) on early extinguishment of debt                 7,144                      (8,927)
                                                                   -------       -------       -------
      Net cash provided (used in) by financing activities         (148,005)       17,760      (125,656)

Effect of currency exchange rate changes on cash                      (233)         (589)         (172)
                                                                   -------        ------       -------
Net increase (decrease) in cash and equivalents                     90,145        (2,785)      (15,379)
Cash and equivalents at beginning of period                          6,243         9,028        24,407
                                                                   -------        -------      -------
 Cash and equivalents                                               55,350         6,243         9,028
 Restricted cash                                                    41,038
                                                                   -------         -----        ------
Cash and equivalents and restricted cash at end of period         $ 96,388      $  6,243     $   9,028
                                                                  ========      ========       =======



Supplemental cash flow information and noncash investing and financing activities:

  Interest paid                                                    $50,327       $43,190       $50,757
  Income taxes paid                                                   $750        $3,531       $ 4,535
  Capital lease obligations (machinery and equipment)                 $694          $345       $ 1,475


The accompanying notes are an integral part of the consolidated financial statements.

                           VISKASE COMPANIES, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  NATURE OF BUSINESS

Viskase Companies, Inc. manufactures food packaging products through its Viskase subsidiaries. The operations of these subsidiaries are primarily in North and South America and Europe. Viskase is a leading producer of cellulosic casings used in preparing and packaging processed meat products.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of presentation

Viskase Companies, Inc. and its subsidiaries (the Company) adopted a calendar year ending in 1999. The Company had previously adopted a 52/53 week fiscal year ending on the last Thursday of December in 1990.

(B)  Principles of consolidation

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation.

(C)  Reclassification

Reclassifications have been made to the prior years' financial statements to conform to the 2000 presentation.

(D)  Use of estimates in the preparation of financial statements


The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(E)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents include $47,902 and $1,571 of short-term investments at December 31, 2000 and December 31, 1999, respectively. Pursuant to the Films Business sale Purchase Agreement, two escrow accounts were established. These escrow accounts are classified as restricted cash. The $1,016 escrow account is restricted pending the final approval of the purchase price adjustment pursuant to the Purchase Agreement and the $31,089 escrow account is restricted pending government approval of funds transfer from the Brazilian portion of the Films Business sale. The remaining $8,933 of restricted cash is collateral for outstanding letters of credit under the Senior Revolving Credit Facility.

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

Patent defense costs are capitalized. Patent defense costs of $7.85 million were written off at the time of the Patent Infringement Settlement (See Note
6).

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

(L)  Accounts Payable

The Company's cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $2.1 million and $6.9 million at December 31, 2000 and December 31, 1999, respectively, are not deducted from cash but are reflected in accounts payable in the consolidated balance sheets.

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

(O)  Net (loss) per share

Net (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year. No effect has been given to options outstanding under the Company's stock option plan as their effect is anti-dilutive.

(P)  Other comprehensive income

During 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose comprehensive income in addition to net income. Comprehensive income includes all other non-shareholder changes in equity. As of December 31, 2000, all such changes in equity resulted from changes in foreign currency translation adjustments and a reclassification adjustment included in the gain on discontinued operations.

(Q)  Revenue recognition

Sales to customers are recorded at the time of shipment which is F.O.B. shipping point, net of discounts and allowances. The Company records all related shipping and handling costs as a component of cost of goods sold.

(R)  Foreign currency contracts

From time to time, the Company uses foreign exchange forward contracts to hedge some of its non-functional currency receivables and payables that are denominated in major currencies that can be traded on open markets. This strategy is used to reduce the overall exposure to the effects of currency fluctuations on cash flows. The Company's policy is not to speculate in financial instruments.

Receivables and payables which are denominated in non-functional currencies are translated to the functional currency at month end and the resulting gain or loss is taken to other income and expense on the statement of operations. Gains and losses on hedges of receivables and payables are marked to market. The result is recognized in other expense, net on the statements of operations.

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

SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Hedging Activities" is effective for the Company as of January 1, 2001. It requires recognition of all derivative instruments as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The adoption of SFAS No.
133 will not have a significant effect on the Company's financial statements.

3.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $1,675 and $1,642 at December 31, 2000 and December 31, 1999, respectively.

Viskase Companies, Inc. has a broad base of customers, with no single customer accounting for more than 9% of sales.

4.  INVENTORIES (dollars in thousands)

Inventories consisted of:

                                      2000         1999
                                      ----         ----
Raw materials                      $  2,867      $10,361
Work in process                      17,827       31,039
Finished products                    18,711       37,272
                                    -------       ------
                                    $39,405      $78,672

Approximately 56% and 60% of the Company's inventories at December 31, 2000, and December 31, 1999, respectively, were valued at LIFO. These LIFO values exceeded current manufacturing cost by approximately $4,521 and $7,100 at December 31, 2000, and December 31, 1999, respectively. Inventories were net of reserves for obsolete and slow moving inventory of $5,029 and $4,110 at December 31, 2000, and December 31, 1999, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                      2000         1999
                                      ----         ----
Property, plant and equipment:
  Land and improvements            $  4,925     $  7,284
  Buildings and improvements         32,159       53,818
  Machinery and equipment           109,490      290,544
  Construction in progress            4,599       47,786
Capital leases:
  Machinery and equipment            88,937       88,937
                                   --------      -------
                                   $240,110     $488,369


Capitalized interest in 2000, 1999, and 1998 is $443, $3,206, and $2,425,
respectively. Maintenance and repairs charged to costs and expenses for 2000, 1999, and 1998, aggregated $22,836, $25,070, and $30,096, respectively.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of land and improvements range from 15 to 30 years; building and improvements range from 10 to 32 years; and machinery and equipment, including capital leases, range from 2 to 15 years.

6.  OTHER ASSETS (dollars in thousands)

Other assets were comprised of:
                                             2000        1999
                                             ----        ----

Patents                                    $20,000     $50,000
  Less accumulated amortization             14,000      30,000
    Patents, net                             6,000      20,000
Other                                          620      12,086
                                           -------     -------
                                          $  6,620     $32,086

Patents are amortized on the straight-line method over an estimated average useful life of ten years. Capitalized patent defense costs totaling $7,850 were recognized as patent infringement expenses during the third quarter of 2000 in connection with the partial settlement of the ANC patent litigation.

7.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:
                                             2000        1999
                                             ----        ----

Compensation and employee benefits          $19,715     $23,922
Taxes                                         8,255       3,054
Accrued volume and sales discounts            2,097       7,755
Restructuring (see Note 11)                  27,138
Other                                        16,104      12,235
                                            -------     -------
                                            $73,309     $46,966

8.  DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                           December     December
                                           31, 2000     31, 1999
                                           --------     --------

Short-term debt, current maturity of long-term debt and capital lease obligations:

  Senior Term Facility                                  $ 7,144
  Current maturity of Viskase Capital
   Lease Obligation                        $  8,750      14,377
  Current maturity of Viskase Limited
   Term Loan (3.2%)                                         753
  10.25% Senior Notes due 2001              191,703
  Other                                         223         821
                                           --------      ------

          Total short-term debt            $200,676     $23,095
                                           ========     =======

Long-term debt:

  Senior Revolving Credit Facility                     $  8,551
  Senior Term Facility                                   42,856
  Junior Term Facility                                   35,000
  10.25% Senior Notes due 2001                          219,262
  Viskase Capital Lease Obligation           72,854      97,466
  Other                                         329       1,016
                                             ------     -------

          Total long-term debt               $73,183   $404,151
                                             =======   ========

Senior Secured Credit Facility/Junior Term Loans

In June 1999, Viskase Corporation and Viskase Sales Corporation entered into two-year secured credit agreements consisting of a $50 million senior term facility (Senior Term Facility), a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), collectively the "Senior Secured Credit Facility", and $35 million of junior secured term loans (Junior Term Loans). The Senior Secured Credit Facility has a maturity date of June 30, 2001. The Company used proceeds from the sale of Films Business to repay $56.1 million outstanding under the Senior Secured Credit Facility and $35 million of Junior Term Loans and to make a $47 million payment under the GECC Lease consisting of $30.2 million of principal and $16.8 million of interest. Currently, letters of credit in the amount of $25.3 million remain outstanding under the Senior Revolving Credit Facility. The Company anticipates it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements.

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

The Senior Term Facility and Junior Term Loans were paid in full in August
2000.

The Company's Senior Secured Credit Facility contains a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to EBITDA and a limitation on capital expenditures.

As of December 31, 2000, the Company received an amendment and waiver under the Company's Senior Secured Credit Facility. The Company determined that, as of December 31, 2000, without the amendment and waiver, it would not have been in compliance with the fixed charge, leverage ratio and tangible net worth and leverage ratio covenants. The Company will need to obtain additional debt covenant waivers in future quarters due to the effect of the Films Business sale.

The Company finances its working capital needs through a combination of internally generated cash from operations and borrowings under its $50 million Senior Revolving Credit Facility entered into in June 1999. The availability of funds under the Senior Revolving Credit Facility is subject to the Company's compliance with certain covenants, borrowing base limitations measured by accounts receivable and inventory of the Company, and reserves that may be established at the discretion of the lenders. There are no borrowings outstanding under the Senior Revolving Credit Facility at December 31, 2000.

GECC
----

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


          November 1,  2001                   $11,750
          February 28, 2002                    11,749
          February 28, 2003                    23,499
          February 28, 2004                    23,499
          February 28, 2005                    23,500

The following is a schedule of minimum future lease payments under the GECC capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2000.

Year ending December

          2001                                $11,750
          2002                                 11,749
          2003                                 23,499
          2004                                 23,499
          2005                                 23,500
                                               ------
          Net minimum lease payments           93,997
          Less: Amount representing interest  (12,393)
                                               ------
                                              $81,604
                                              =======

10.25% Notes
------------

The 10.25% Notes were issued pursuant to an Indenture dated as of December 31, 1993 (10.25% Note Indenture) between Viskase Companies, Inc. and Bankers Trust Company, as Trustee. The 10.25% Notes are the unsecured senior obligations of Viskase Companies, Inc., bear interest at the rate of 10.25% per annum, payable on each June 1 and December 1, and mature on December 1, 2001. The 10.25% Notes are redeemable, in whole or from time to time in part, at the option of Viskase Companies, Inc., at par, effective January 1, 2000, of the principal amount specified plus accrued and unpaid interest to the redemption date.

The 10.25% Note Indenture contains covenants with respect to Viskase Companies, Inc. and its subsidiaries limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends on or redeem or repurchase capital stock, (ii) the incurrence of indebtedness, (iii) certain affiliate transactions and (iv) the ability of the Company to consolidate with or merge with or into another entity or to dispose of substantially all its assets.

The Company has from time to time purchased 10.25% Notes in open market or privately negotiated transactions, with the effect that as of December 31, 2000 there was $191.7 million principal amount of 10.25% Notes outstanding, net of repurchase. The Company recognized a $7.1 million gain on the repurchase of the 10.25% Notes at December 31, 2000. As of March 7, 2001, there is $163.2 million principal amount of 10.25% Notes outstanding. The Company does not presently anticipate that its current cash position and operating cash flows will be sufficient to pay the principal and accrued interest on the 10.25% Notes when they mature. In addition, the Company's payment obligations on the GECC lease remain substantial and the Senior Secured Credit Facility expires in June 2001. Accordingly, the Company is evaluating the strategic alternatives available to it with respect to its capital structure in general and the treatment of the 10.25% Notes between the date hereof and the date of their maturity. These alternatives could include public offerings or private placements of debt and/or equity securities, an exchange offer for the 10.25% Notes or other restructuring of the Company's indebtedness, the Company's entering into a new senior credit facility or the sale of the Company or its assets. There can be no assurance that any such transaction will be concluded or that any such additional financing will be available to the Company or that any such transaction or financing can be done on terms favorable to the Company's stockholders or creditors. Failure by the Company to refinance or restructure its obligations with respect to the 10.25% Notes would have a material adverse effect on the Company's results of operations and financial condition.

12% Senior Secured Notes
------------------------

On August 24, 1998, the Company redeemed $105,000 of the aggregate principal amount of its 12% Senior Secured Notes using proceeds from the Clear Shield National, Inc. (Clear Shield) divestiture. The notes were redeemed at approximately 108.5% of principal amount, plus accrued interest to the date of redemption. The Company recognized an extraordinary after-tax loss of $6.8 million on the partial redemption of its 12% Senior Secured Notes. The extraordinary loss is comprised of $8.9 million of yield maintenance premiums and $2,200 write-off of deferred debt issuance costs, net of a $4.3 million income tax benefit.

Other
-----

The fair value of the Company's debt obligation (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At December 31, 2000, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligations) were $191,766 and $138,089, respectively.

The average interest rate on short-term borrowing during 2000 was 9.3%.

Aggregate maturities of remaining long-term debt for each of the next five years are:

                                   Total
                                   ------
          2001                    $200,676
          2002                       8,902
          2003                      19,419
          2004                      21,300
          2005                      23,500
          Thereafter                    62
                                   -------
                                  $273,859
                                  ========

9.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, are:

          2001                          $1,016
          2002                             653
          2003                             455
          2004                             388
          2005                             324
          Total thereafter                  73
          Total minimum lease payments  $2,909

Total rent expense during 2000, 1999, and 1998 amounted to $2,122, $2,561, and $3,497, respectively.


10.  RETIREMENT PLANS

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 31, 2000, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service. The Company's policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).

As of the Viskase acquisition date, the former owner assumed the liability for the accumulated benefit obligation under its plans. The effect of expected future compensation increases on benefits accrued is recorded as a liability on the Company's consolidated balance sheets.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS PLANS - NORTH AMERICA (dollars in thousands):


                                                        Pension  Benefits      Other  Benefits
                                                        -----------------      ---------------
                                                         2000     1999          2000    1999
CHANGE IN BENEFIT OBLIGATION

Projected benefit obligation at beginning of year      $108,239  $103,334     $41,866   $33,143
Adjustment to actual                                    (10,492)     (354)     (3,139)
Service cost                                              2,888     3,574         971     1,026
Interest cost                                             7,347     6,799       3,106     2,640
Actuarial losses (gain)                                   2,772      (824)      5,100     6,546
Benefits paid                                            (5,814)   (4,545)     (1,361)   (1,609)
Effect of special termination benefits                    4,732
Effect of settlement/curtailments                        (5,849)                5,059)
Translation                                                (182)      255         (80)      120
                                                         ------    ------       -----   -------
Estimated benefit obligation at end of year            $103,641  $108,239     $41,404   $41,866
                                                       ========  ========     =======   =======

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year          $92,413   $76,901
Adjustment to actual                                     (1,317)    4,531
Actual return on plan assets                              3,671     7,447
Employer contribution                                     9,939     7,763      $1,361   $ 1,609
Benefits paid                                            (5,814)   (4,545)     (1,361)   (1,609)
Translation                                                (205)      316
                                                         ------  --------      -------  -------
Estimated fair value of plan assets at end of year      $98,687   $92,413     $     0     $   0
                                                        =======   =======     =======   =======

RECONCILIATION OF (ACCRUED), AT YEAR END

Funded status                                           $(4,954) $(15,826)   $(41,404) $(41,866)
Unrecognized actuarial (gain) loss                                   (370)                  153
Unrecognized net pension obligation                                   231
Unrecognized net (gain) loss                             (3,673)   (1,720)      3,796     7,763
Unrecognized prior service cost                             566       801                   386
Translation     _______                                               (10)     ______        14
                                                         ------    ------      ------   -------
(Accrued) benefit cost                                  $(8,061) $(16,894)   $(37,608) $(33,550)
                                                        =======   =======    ========   =======

The change in benefit obligation and change in plan assets ending balances are based on estimates and are retroactively adjusted to actual.

WEIGHTED AVERAGE ASSUMPTIONS
  AS OF END OF YEAR
Discount rate                                              7.50%     6.79%     7.46%     6.78%
Expected return on plan assets                             9.00%     8.90%
Rate of compensation increase                              4.25%     4.27%


For measurement purposes, a 8.5% and 12% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2001 for the U.S. and Canadian plans, respectively. The rates were assumed to decrease gradually to 6.5% and 5.0% in 2004 and remain at that level thereafter for the U.S. and Canadian plans, respectively.

                                                 Pension Benefits         Other  Benefits
                                                 ----------------         ---------------
                                                  2000      1999           2000     1999
                                                  ----      ----           ----     ----



COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                    $2,888     $3,575     $   971     $1,026
Interest cost                                    7,347      6,799       3,106      2,640
Expected return on plan assets                  (8,541)    (7,462)
Amortization of net pension obligation              33         44
Amortization of prior service cost                 126         95          53         70
Amortization of actuarial (gain) loss             (119)        (7)        443         407
Net periodic benefit cost                        1,734      3,044       4,573       4,143
FAS No. 88 curtailment (gain) loss                (950)                   597
                                                 -----      -----       -----       -----
Total net periodic benefit cost                 $  784     $3,044      $5,170      $4,143
                                                ======     ======      ======      ======



Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:



Effect of 1% change in medical trend cost

Based on a 1% increase
  Change in accumulated postretirement benefit obligation        $1,642
  Change in service cost and interest                               148

Based on a 1% decrease
  Change in accumulated postretirement benefit obligation       $(1,894)
  Change in service cost and interest                              (175)


SAVINGS PLANS (dollars in thousands):

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time United States employees not covered by collective bargaining agreements. The Save Plans allow employees to choose among various investment alternatives, including Viskase Companies, Inc. common stock. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $1,158, $1,348, and $1,587, in 2000, 1999, and 1998, respectively.

INTERNATIONAL PLANS (dollars in thousands):

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 2000, 1999, and 1998 was $202, $1,402, and $1,431, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $1,887; conversely, plan assets exceeded the vested benefits in certain other plans by approximately $491.

EMPLOYEE RELATIONS

The Company maintains productive and amicable relationships with its 1,500 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its European plants have unions. Employees at the Company's European plants are unionized with negotiations occurring at both local and national levels. Based on past experience and current conditions, the Company does not expect a protracted work stoppage to occur stemming from union activities; however, national events outside of the Company's control may give rise to such risk. From time to time union organization efforts have occurred at other individual plant locations. Unions represent a total of approximately 32% of Viskase's 1,500 employees.

As of December 31, 2000, approximately 200 of the Company's employees are covered by collective bargaining agreements that will expire within one year.

11.  RESTRUCTURING CHARGES

During 2000, the Company committed to a restructuring plan to re-focus its remaining business. The Company wrote down $55.8 million of building and equipment to Net Realizable Value. The restructuring actions, which will reduce the Company's fixed cost structure, resulted in a before tax charge to continuing operations of $94.9 million consisting of:

     Employee costs                               $13.4
     Write-down of building and equipment          13.4
     Nucel(r) building and equipment               42.4
     Nucel(r) other                                24.2
     Decommissioning                                2.3
     Reversal of excess reserve                     (.8)
                                                  -----
        Restructuring charge                      $94.9
                                                  =====

In 2000, cash payments were $5.2 million. A remaining restructuring reserve of $27.1 million is included in Accrued Liabilities on the Balance Sheet. Approximately 15% of the Company's worldwide workforce was laid off due to the restructuring plan.

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

During 2000, and 1999, cash payments against the 1998 reserve were $10.6, and $2.7 million, respectively. A remaining restructuring reserve of approximately $.2 million is included in accrued liabilities on the balance sheet. In 2000, an amount of $.8 million identified as an excess reserve was released and offset against the 2000 restructuring charges.

12.  DISCONTINUED OPERATIONS (dollars in thousands)

On January 17, 2000, the Company's Board of Directors announced its intent to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate purchase price of $245 million, subject to a working capital adjustment, which could result in additional amounts realized, was used to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC per the amended amortization schedule, and for general corporate purposes. The Company recognized a net gain in the amount of $68.2 million in 2000 results. The business sold includes production facilities in the United States, United Kingdom, and Brazil. In conjunction with the sale of the Films Business, the Company shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of these are included in the business discontinuance.

On June 8, 1998, the Company's Board of Directors approved the sale of two of the Company's subsidiaries, Clear Shield and Sandusky. The sale of Sandusky and Clear Shield was completed on June 11, 1998 and July 23, 1998, respectively.

The operating results of the Films Business, Clear Shield, and Sandusky have been segregated from continuing operations and reported as a separate line item on the income statement under the heading Discontinued Operations.

Operating results from discontinued operations for 2000, 1999 and 1998 are:



                                                                     53 Weeks
                                                Years   Ended         Ending
                                          -------------------------   --------
                                          December 31,  December 31, December 31,
                                              2000        1999          1998
                                              ----        ----          ----
Net sales                                   $110,017      $159,886     $224,554

Costs and expenses
  Cost of sales                               83,502       127,075      176,267
  Selling, general and administrative         19,096        29,210       45,909
  Amortization of intangibles and
    excess reorganization value                2,000         3,000        6,086
  Unusual charge                                                         30,490
                                              ------       -------      -------

Operating income (loss)                        5,419           601      (34,198)

  Interest income                                 19           175
  Interest expense                                98           154          812
  Other expense (income), net                  1,608         3,321         (785)
                                             -------        ------        -----

Income (loss) from discontinued
  operations before taxes                      3,732        (2,699)     (34,225)
  Income tax provision (benefit)                 297          (868)        (836)
                                             -------        ------       -------

Net income (loss) from discontinued
  operations                                $  3,435     $  (1,831)   $ (33,389)
                                            ========      ========     ========


The net assets of the films segment
included in the accompanying Balance
Sheet as of December 31, 1999 consisted
of the following:

                                                      December 31, 1999
                                                      -----------------

Accounts receivable, net                                   $ 19,537
Inventories                                                  33,965
Other current assets                                          4,156
                                                            -------
Total current assets                                         57,658

Property, plant and equipment, net                          110,657
Long-term assets                                             12,459
                                                            -------
Total assets                                                180,774

Accounts payable and other
     current liabilities                                     28,396
Short-term debt                                               1,016
                                                             ------
Total current liabilities                                    29,412

Long-term debt and lease obligations                            465
Deferred and noncurrent income taxes                          5,762
                                                             ------
Total liabilities                                            35,639

Net Assets                                                 $145,135
                                                           ========



13.  INCOME TAXES (dollars in thousands)

                                             2000      1999      1998

                                             ----      ----      ----
Pre-tax income from continuing operations consisted of:

  Domestic                               $(70,065)  $(29,232) $(153,145)
  Foreign                                 (25,174)    (2,885)    (7,261)
                                          -------    -------    -------
    Total                                $(95,239)  $(32,117) $(160,406)
                                          =======   ========   ========

The provision (benefit) for income taxes from continuing operations consisted of:

                                           2000        1999       1998
                                           ----        ----       ----
Current:
  Federal                                   $         $           $
  Foreign                                    728       5,090       2,401
  State                                                              150
                                          ------      ------      ------
    Total current                            728       5,090       2,551

Deferred:
  Federal                                             (2,774)    (14,929)
  Foreign                                             (4,898)        723
  State                                                 (476)     (2,349)
                                          ------      ------       -----
    Total deferred                                    (8,148)    (16,555)
                                          ------      ------      ------
    Total                                   $728     $(3,058)   $(14,004)
                                          ======      ======      ======

The total provision (benefit) for income taxes was allocated to the following categories:

                                            2000      1999         1998
                                            ----      ----         ----
Continuing operations                       $728    $(2,190)    $(12,535)
Income (loss) from discontinued operations   297       (868)        (836)
Gain on sale of discontinued operations    6,633                  19,556
Extraordinary gain (loss)                    633                  (4,343)
                                          ------      -----       ------
  Total income tax provision (benefit)     8,291    $(3,058)     $ 1,842
                                           =====     ======       ======

A reconciliation from the statutory federal tax rate to the effective tax rate for continuing operations follows:

                                            2000       1999        1998
                                            ----       ----        ----

Statutory federal tax rate                 35.00%      35.00%    35.00%
Increase (decrease) in tax rate due to:
  State and local taxes net of
    related federal tax benefit              .           .89      1.73
  Net effect of taxes relating to
    foreign operations                    (10.02)      (6.73)    (9.31)
  Intangibles amortization                                       (9.39)
  Reversal of overaccrued taxes           (25.74)       7.97      1.77
  Valuation allowance changes and other               (28.35)   (12.64)
                                           -----       -----     -----
    Effective tax rate from continuing
      operations                            (.76)%      8.78%     7.16%
                                             ====       ====      ====


Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 2000 and 1999 are as follows:
                                                       Year 2000
                                       -------------------------------------------
                                     Temporary Difference              Tax Effected
                                     --------------------              ------------
                                 Deferred Tax    Deferred Tax   Deferred Tax   Deferred Tax
                                   Assets        Liabilities     Assets        Liabilities
                                 -------------    -----------    ------------   ------------

Depreciation basis differences                      $85,622                        $33,393
Inventory basis differences                           8,684                          3,387
Intangible basis differences                          6,000                          2,340
Lease transaction                    $81,604                     $31,826
Pension and healthcare                48,971                      19,099
Employee benefits accruals             6,390                       2,492
AMT carryover                         15,300                       5,967
2000 restructuring reserve            74,041                      28,876
Other accruals and reserves               15                           5
Foreign exchange and other                           24,047                          9,378
Valuation allowances                                168,462                         65,700
                                     -------        -------      -------           -------
                                    $226,321       $292,815      $88,265          $114,198
                                    ========       ========      =======          ========

                                                          Year 1999
                                         --------------------------------------------------
                                      Temporary Difference                   Tax Effected
                                      --------------------                   ------------
                                       Deferred Tax   Deferred Tax  Deferred Tax  Deferred Tax
                                         Assets       Liabilities     Assets      Liabilities
                                       ------------   -----------    --------     ----------


Depreciation basis differences                        $147,091                     $ 57,366
Inventory basis differences                             27,877                       10,872
Intangible basis differences                            20,000                        7,800
Lease transaction                     $111,842                        $43,618
Pension and healthcare                  52,160                         20,342
Employee benefits accruals               8,674                          3,383
Loss and other carryforwards           139,640                         54,460
Other accruals and reserves                 15                              6
Foreign exchange and other                              49,628                       19,355
Valuation allowances                                   137,117                       53,475
                                      --------         -------        -------        -------
                                      $312,331        $381,713       $121,809      $148,868
                                      ========        ========       ========      ========



At December 31, 2000 and December 31, 1999, the Company had $(48,973) and $4,273 , respectively, of undistributed earnings of foreign subsidiaries considered permanently invested for which deferred taxes have not been provided.

At December 31, 2000, the Company had federal income tax net operating loss carryforwards of approximately $140.0 million which had been substantially offset by a valuation allowance. The Company utilized such net operating loss carryforwards against income from discontinued operations and the extraordinary item during the year ended December 31, 2000. The tax benefits associated with the utilization of such net operating loss carryforwards were allocated to the tax provisions for discontinued operations and the extraordinary item. In addition, at December 31, 2000 and December 31, 1999, the Company had alternative minimum tax credit carryforwards of $6.0 million and $3.9 million, respectively. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules. Domestic (losses) from continuing operations, and before income taxes were approximately $(70,065), $(28,670), and $(104,016), in 2000, 1999, and 1998, respectively. Foreign earnings or (losses) from continuing operations before income taxes were approximately $(25,174), $(6,146), and $(43,138), in 2000, 1999, and 1998,
respectively.


The Company joins in filing a United States consolidated federal income tax return including all of its domestic subsidiaries.

14.  COMMITMENTS

As of December 31, 2000, the Company had capital expenditure commitments outstanding of approximately $1.5 million.

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

ANC has filed an appeal to the United States Court of Appeals for the Federal Circuit. Oral arguments before the United States Circuit of Appeals for the Federal Circuit were held on June 6, 2000 and Viskase expects a decision during the first quarter of 2001.

On January 14, 2000, Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe, Inc. (successors in interest in ANC) filed suit against the Company and Viskase in the United States District Court for the Northern District of Illinois, Eastern Division (the "Newsome Litigation"). This suit alleges infringement of U.S. Reissue Patent No. 35,567, which patent is set to expire on April 26, 2002, and further alleges patent interference with one of the six Viskase patents litigated in the ANC Litigation. In May 2000, the District Court dismissed the patent interference count. Pechiney filed an Amended Complaint on June 30, 2000 seeking to reinstate the dismissed count (Count III). On July 25, 2000, Viskase filed a Motion to Dismiss Count III of the Amended Complaint and also filed a Motion for Sanctions related thereto. On August 9, 2000, Viskase filed a Supplemental Motion for Sanctions. On August 24, 2000, Pechiney responded to these motions and Viskase filed its reply on September 14, 2000.

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

In addition, in 1997 and 1998, ANC challenged two of the six Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark office (USPTO). In one of the reexaminations, the USPTO has issued, on February 14, 2001, a Notice of Intent to Issue a Reexamination Certificate. In the other reexamination, the patent has been rejected by the USPO, and Viskase appealed the rejection to the USPTO Board of Patent Appeals and Interferences. Viskase's Main Brief was filed July 13, 2000. On October 20, 2000, the Examiner filed her answer and modified the rejection to indicate that two dependent claims contained allowable subject matter. Viskase's Reply Brief and Request for Oral Hearing were filed December 20, 2000. Assignment of a hearing date is awaited. Pursuant to the Agreement, the parties have agreed that neither will, directly or indirectly, except as required by any court order or the USPTO, seek to obtain or assist any other person or entity in seeking or obtaining the further reexamination, or the invalidation or limitation of the patents licensed under the Agreement, including the two patents for which ANC had previously requested reexamination.

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to a grand jury investigation of the sausage casings industry. In September 1999, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice relating to the expansion of the grand jury investigation into the specialty films industry. Viskase is cooperating fully with the investigations.

During 1999 and 2000, the Company and certain of its subsidiaries and one other sausage manufacturer were named in ten virtually identical civil complaints filed in the United States District Court for the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability. In 2001, all of the consolidated cases were transferred to the United States District Court for the Northern District of Illinois, Eastern Division.

The Company and its subsidiaries are involved in various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.


16.  CAPITAL STOCK AND PAID IN CAPITAL

Authorized shares of preferred stock ($.01 par value per share) and common stock ($.01 par value per share) for the reorganized Viskase Companies, Inc. are 25,000,000 shares and 50,000,000 shares, respectively. A total of 15,276,764 shares of common stock were issued and outstanding as of December 31, 2000.

A total of 102,302 shares were issued in 2000 for directors' compensation and share conversion from a non-qualified employee benefit plan. The Company issued 116,025 shares of stock to its employees to celebrate its 75 year anniversary. The shares issued have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value at the date of grant is approximately $300 thousand. The unearned portion is amortized as compensation expense on a straight line basis over the related vesting period. Compensation expense related to the plan totaled $18 thousand in 2000. The shares issued under this plan are subject to forfeiture until October 27, 2003.

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

When the Rights first become exercisable, each Right will entitle the holder thereof to buy from the Company one share of Common Stock for $20.00, subject to adjustment. If any person acquires 41% or more of the Company's Common Stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 41%-or-more stockholder, after receiving advice from one or more investment banking firms, each Right not owned by a 41%-or-more stockholder would become exercisable for shares of the Company having a market value of two times the exercise price of the Right. If the Company is involved in a merger or other business combination, or sells 50% or more of its assets or earning power to another person, at any time after the Rights become exercisable, the Rights will entitle the holder thereof to buy shares of common stock of the acquiring company having a market value of twice the exercise price of each Right.

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

                                                                                    53 Weeks
                                                              Years Ended            Ended
                                                              -----------            -------
                                                         December      December     December
                                                         31, 2000      31, 1999     31, 1998
                                                         --------      --------     --------
Numerator:

  Net (loss) available to common stockholders:
    From continuing operations                           $(95,967)     $(29,927)    $(147,871)

  Discontinued operations:
    (Loss) Income from discontinued operations              3,435        (1,831)      (33,389)
    Gain on disposal                                       68,185                      39,057
                                                           ------         ------      -------
    Net (loss) before extraordinary item                  (24,347)      (31,758)     (142,203)

    Extraordinary gain (loss)                               6,511                      (6,793)
                                                           ------        -------      -------

Net loss available to common stockholders
  for basic and diluted EPS                              $(17,836)     $(31,758)    $(148,996)
                                                         ========      ========     =========

Denominator:

Weighted average shares outstanding
  for basic EPS                                        15,126,670    14,949,965    14,824,885

Effect of dilutive securities                                   0             0             0
                                                       ----------    ----------    ----------

Weighted average shares outstanding
  for diluted EPS                                      15,126,670    14,949,965    14,824,885
                                                       ==========    ==========    ==========


Common stock equivalents are excluded from the loss-per-share calculations as the result is antidilutive.



18.  STOCK-BASED COMPENSATION (dollars in thousands)

The Company maintains a stock option plan. The plan provides for the granting of incentive and nonqualified stock options to employees, officers, and directors. Stock options have been granted at prices at or above the fair market value on the date of grant. Options generally vest in three equal installments beginning one year from the grant date and expire ten years from the grant date. Non-employee director options, however, vest on the date of grant. The options are subject to acceleration upon the occurrence of certain events.

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


A summary of the Company's stock option activity during the year ended December 31, 2000, and December 31, 1999 and the fiscal year ended December 31, 1998 is presented below:

                                     2000                     1999                     1998
                             ----------------------    -----------------------    --------------------
                            Weighted                   Weighted                   Weighted
                            Average     Exercise       Average        Exercise    Average      Exercise
                            Shares       Price         Shares          Price      Shares        Price
                            ------    --------------   ------    --------------   ------    --------------
Outstanding at
  beginning of year         646,760      $4.19          956,326        $4.57       735,024     $4.71
Granted                     550,000       1.78            4,000         4.50       557,200      5.21
Exercised                                                                          (86,833)     4.84
Forfeited                  (251,050)      4.04         (313,566)        5.36      (249,065)     6.34
                            -------                   -------                      -------
Outstanding at
  year end                  945,710      $2.83          646,760        $4.19       956,326     $4.57
                            =======                     =======                    =======

Options exercisable
 at year end                344,389      $4.28          434,075        $4.43       584,655     $5.04
                            =======                     =======                    =======

Future option grants
 available at year end      339,618                     638,568                    329,002
                            =======                     =======                    =======


As of December 31, 2000, total stock options outstanding have a weighted-average remaining contractual life of 8.20 years. The exercise price of options outstanding as of December 31, 2000 ranged from $1.78 to $7.25. The weighted average grant date fair value of options granted during years 2000, 1999, and fiscal 1998 was $1.45, $3.42, and $2.74, respectively.


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

Had the Company elected to apply the provisions of SFAS No. 123 regarding recognition of compensation expense to the extent of the calculated fair value of compensatory options, reported net loss and earnings per share would have been increased to the following amounts (only options granted in years 1995 and forward are included in the calculation of pro forma net income and earnings per share):

                                                    2000        1999       1998
                                                    ----        ----       ----
  (Loss) before extraordinary item               $(24,347)   $(31,758)  $(142,203)
  Pro forma (loss) before extraordinary item      (24,507)     31,877)   (142,317)

  Net (loss)                                      (17,836)    (31,758)   (148,996)
  Pro forma net (loss)                            (17,996)    (31,877)   (149,110)

  PER SHARE AMOUNTS:

  (Loss) before extraordinary item
   - basic and diluted EPS                         $(1.61)    $(2.12)     $(9.59)
  Pro forma (loss) before extraordinary item
   - basic and diluted EPS                          (1.62)     (2.13)      (9.60)

  Net (loss) - basic and diluted EPS               $(1.18)    $(2.12)    $(10.05)
  Pro forma net (loss) - basic and diluted EPS      (1.19)     (2.13)     (10.06)


The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years as SFAS 123 does not apply to grants prior to 1995.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 138.8% in 2000, 91.81% in 1999, and 52.61% in 1998,
(2) risk-free interest rate equaling the 5-year treasury yield on the grant date ranged from 5.69% to 5.97% in 2000, 5.77% in 1999, and ranging from 4.58% to 5.40% in 1998, and (3) the expected life of 5 years in 2000, 1999, and 1998. The Company has never declared dividends, nor does it currently expect to declare dividends in the foreseeable future.

Pursuant to the employment agreement between the Company and its chief executive officer, the Company issued 35,000 shares of common stock to its chief executive officer, which vested on March 27, 1999. The shares issued under the employment agreement have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value per share was $3.50. The unearned portion was amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to the plan totaled $10, and $41, during 1999, and 1998, respectively.

The Company also has a stock compensation plan for the non-employee directors of the Company that was approved during fiscal 1996. These directors may elect to receive directors fees in the form of common stock of the Company based upon the average market price of the Company's common stock on the grant date. Under this plan, during 2000, 1999, and 1998, 44,302 shares were issued at $2.29, 32,616 shares of stock were issued at $3.65, and 19,192 shares of stock were issued at $5.89, respectively.

The Company issued shares of stock to its employees to celebrate its 75 year anniversary. The shares issued have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value at the date of grant is approximately $300 thousand. The unearned portion is amortized as compensation expense on a straight line basis over the related vesting period. Compensation expense related to the plan totaled $18 thousand in 2000. The shares issued under this plan are subject to forfeiture until October 27, 2003.

19.  COMPREHENSIVE INCOME (in thousands)

The following sets forth the components of other comprehensive (loss) income and the related income tax (benefit) provision:
                                                                     53
                                            Years Ended           Weeks Ended
                                           --------------         -----------
                                      December 31,  December 31,  December 31,
                                        2000          1999            1998
                                         ----          ----            ----
Other comprehensive (loss) income:
  Foreign currency translation
  Adjustment (1)                       $(2,730)      $(1,542)          $973
  Less reclassification adjustment
    for losses included in the gain
    from discontinued operations (2)     2,532
                                        ------        ------           ----
Other comprehensive (loss) income
  net of tax                           $  (198)      $(1,542)          $973
                                        ======         =====            ===

 (1) Net of related tax (benefit) provision of $(1,746), $(986) and $622 for the years ended 2000, 1999, and 1998, respectively.

 (2) Reclassification adjustment for losses due to sale of Films Business, included in net (loss) of $4,151, net of related tax provision of $1,619.


20.  FAIR VALUE OF FINANCIAL INSTRUMENTS (dollars in thousands)

The following table presents the carrying value and estimated fair value as of December 31, 2000 of the Company's financial instruments. (Refer to Notes 2 and 8.)

                                                    Carrying    Estimated
                                                     Value      Fair Value
                                                     -------    ----------
Assets:
  Cash and equivalents                                 $55,350    $55,350
  Restricted cash                                      $41,038    $41,038


Liabilities:
  Long-term debt (excluding capital lease obligations)  $191,766   $138,089


21.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs from continuing operations are expensed as incurred and totaled $5,474, $4,211 and $3,708 for 2000, 1999, and 1998, respectively.


22.  RELATED PARTY TRANSACTIONS (dollars in thousands)

During 2000, 1999, and 1998, the Company purchased product and services from affiliates of DPK in the amounts of approximately $444, $9, and $200, respectively. During fiscal 1998, the Company sublet office space from DPK for which it paid approximately $77 in rent.

During years 2000, 1999, and 1998, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $23,229, $32,577, and $21,804, respectively, to Cargill, Inc. and its affiliates. The majority of sales to Cargill, Inc. are related to the Films Business which was sold in August 2000. Such sales were made in the ordinary course of business. Gregory R. Page, President and Chief Operating Officer of Cargill, Inc., is a director of the Company.

23.  BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC
      AREA INFORMATION (dollars in thousands)

Viskase Companies, Inc. primarily manufactures and sells cellulosic food casings. The Company's operations are primarily in North, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company's corporate headquarters and are not allocated to the segments. They include most of the Company's debt and related interest expense and income tax benefits. Other expense for 2000, 1999, and 1998, includes net foreign exchange transaction (losses) of approximately $(4,171), $(5,680), and $(880), respectively.

Business Segment Information

                                                                         53
                                              Years  Ended          Weeks Ended
                                              ------------          -----------
                                        December 31,  December 31,  December 31,
                                           2000          1999           1998
                                           ----          ----           ----

Net sales:
  Casings - Continuing operations        $200,142      $225,767      $246,932
  Films - Discontinued operations         110,017       159,886       162,237
  Other - Discontinued operations         _______      _______         62,317
                                          -------       -------       -------
                                         $310,159      $385,653      $471,486
                                          =======       =======       =======

Operating (loss) income:
  Casings - Continuing operations        $(93,702)      $15,834     $(109,242)
  Films - Discontinued operations           5,419           601       (35,385)
  Other - Discontinued operations         _______      _______          1,187
                                          -------       -------       -------
                                         $(88,283)      $16,435     $(143,440)
                                          =======       =======       =======

Identifiable assets:
  Casings - Continuing operations        $322,364      $313,044      $334,450
  Films - Discontinued operations         146,318       180,774       196,619
  Other - Discontinued operations        _______
                                          -------       -------       -------
                                         $468,682      $493,818      $531,069
                                          =======       =======       =======

Depreciation and amortization:
  Casings - Continuing operations         $25,012       $26,922       $33,549
  Films - Discontinued operations           9,415        16,750        17,625
  Other - Discontinued operations         _______                       4,374
                                          -------       -------       -------
                                          $34,427       $43,672       $55,548
                                          =======       =======       =======

Capital expenditures:
  Casings - Continuing operations         $12,350       $19,181       $27,271
  Films - Discontinued operations           1,385         8,762         8,083
                                          -------       -------       -------
                                          $13,735       $27,943       $35,354
                                          =======       =======       =======

Geographic Area Information


                                                                         53
                                                 Years Ended         Weeks Ended
                                                 -----------         -----------
                                         December 31,  December 31,  December 31,
                                             2000          1999          1998
                                             ----          ----          ----
Net sales:
  North America                             $202,362     $243,826      $319,410
  South America                               25,025       32,523        33,681
  Europe                                     100,885      132,445       138,231
  Other and eliminations                     (18,113)     (23,141)      (19,836)
                                             -------      -------       -------
                                            $310,159     $385,653      $471,486
                                             =======      =======       =======
Operating (loss) profit:
  North America                             $(74,282)     $10,065     $(149,930)
  South America                                4,146        4,978         3,615
  Europe                                     (18,228)       1,322         3,530
  Other and eliminations                          81           70          (655)
                                             -------      -------       -------
                                            $(88,283)     $16,435     $(143,440)
                                             =======      =======       =======

Identifiable assets:
  North America                             $326,876     $320,323      $335,313
  South America                               27,526       30,123        32,102
  Europe                                     113,651      142,713       162,683
  Other and eliminations                         629          659           971
                                             -------      -------       -------
                                            $468,682     $493,818      $531,069
                                             =======      =======       =======

United States export sales:
 (reported in North America sales above)

  Asia                                       $15,319      $19,901       $19,861
  South and Central America                   14,515       15,005        13,136
  Other International                             72           94           100
                                             -------      -------       -------
                                             $29,906      $35,000       $33,097
                                             =======      =======       =======

The total assets and net assets of foreign businesses were approximately $101,265 and $35,805, at December 31, 2000.

24.  QUARTERLY DATA (unaudited)

Quarterly financial information for 2000 and 1999 is as follows (in thousands, except for per share amounts):

                                    First      Second      Third       Fourth
2000                               Quarter     Quarter     Quarter     Quarter     Annual
----                               -------     -------     -------     -------     ------

Net Sales                         $51,770     $51,134     $48,389     $48,849     $200,142
Gross profit                       13,065      10,449      11,425       7,643       42,582
Operating Income (loss)             1,379      (3,688)     (7,501)    (83,892)     (93,702)
Net Income (loss)                  (8,896)     15,191)     82,109     (75,858)     (17,836)
Net Income (loss) per share
  - basic and diluted               (.59)      (1.01)       5.43       (4.98)       (1.18)


                                    First      Second      Third       Fourth
1999                               Quarter     Quarter     Quarter     Quarter     Annual
----                               -------     -------     -------     -------     ------

Net Sales                         $55,136     $57,285     $55,296     $58,050     $225,767
Gross profit                       14,643      16,780      15,290      12,975       59,688
Operating Income (loss)             1,858       5,823       3,505       4,648       15,834
Net (loss)                        (11,336)     (8,073)     (7,605)     (4,744)     (31,758)
Net (loss) per share
  - basic and diluted               (.76)       (.54)       (.51)       (.31)       (2.12)

Net (loss) income per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts in 2000 does not equal the total for the year because of rounding and stock issuances, as shown on the Consolidated Statement of Stockholders' Equity.

In 2000, the Company's Board of Directors announced its intention to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale was completed on August 31, 2000. As a result, the operating results of the Films Business have been segregated from continuing operations and reported as a separate line item on the income statement under the heading discontinued operations. The 1999 results have been restated to reflect results from discontinued operations.

In the 2000 second, third and fourth quarters, the Company recognized a restructuring charge of $2.7 million, $7.6 million and $84.6 million, respectively (see Note 11). In the third quarter, the Company recognized a $54.75 million patent infringement settlement income. Additionally, $7.85 million of patent infringement litigation expenses were recognized. The patent infringement settlement income, net of $46,900 was reclassed from the third quarter operating results. In the fourth quarter, an extraordinary gain on early extinguishment of debt of $6.5 million, net of income taxes of $.6 million or $.43 per share, was recognized.

                                  VISKASE COMPANIES, INC. AND SUBSIDIARIES        SCHEDULE II
                                      VALUATION AND QUALIFYING ACCOUNTS

                                                 (in thousands)


                                   Balance at   Provision                                    Balance
                                   Beginning    Charged to                                   at End
Description                        of Period    Expense    Write-offs  Recoveries  Other(1)  of Period
                                   ----------   ---------  ----------  ----------  --------  ---------

2000  for the year ended
      December 31
      Allowance for
      doubtful accounts             $1,642        $433      $(269)         $46     $(177)      $1,675

1999  for the year ended
      December 31
      Allowance for
      doubtful accounts              1,507       1,239     (1,097)          33       (40)       1,642

1998  for the year ended
      December 31
      Allowance for
      doubtful accounts              1,275       1,295       (910)           0      (153)       1,507



2000  for the year ended
      December 31
      Reserve for obsolete and
      slow moving inventory         $4,110      $4,032    $(5,076)                $1,963       $5,029

1999  for the year ended
      December 31
      Reserve for obsolete and
      slow moving inventory          3,825       2,483     (2,150)                   (48)       4,110

1998  for the year ended
      December 31
      Reserve for obsolete and
      slow moving inventory          4,470       3,470     (3,499)                  (616)       3,825

(1) Foreign currency translation and the disposition of Clear Shield, Sandusky and Films.
