Form 10-K/A
period 2000-12-31
VISKASE COMPANIES INC
filed 2001-04-30
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      ----------

                                    FORM 10-K/A-1

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended   December 31, 2000
                               ---------------------
                                         OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from            to
                                    ----------    ----------
                     Commission file number   0-5485
                                            ----------
                                VISKASE COMPANIES, INC.
                                -----------------------
                (Exact name of registrant as specified in its charter)

        Delaware                                           95-2677354
-------------------------------                     -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification No.)

6855 W. 65th Street, Chicago, Illinois                        60638
---------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (708) 496-4200

          Securities registered pursuant to Section 12(b) of the Act:

                                       None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes           No
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


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------
Directors and Officers. The directors of the Company, their ages, principal occupations and certain other information with respect to the directors are provided below.

Name                    Age     Principal Occupation
----                    ---     --------------------
Robert N. Dangremond     58     Mr. Dangremond has been a managing principal
                                with Jay Alix & Associates, a consulting and accounting firm specializing in corporate restructurings and turnaround activities, since August 1989. From July 1994 to the present Mr. Dangremond has been the Chief
                                Restructuring Officer of Harnischfeger
                                Industries, Inc. and Beloit Corporation
                                subsidiary.  He is also a Director of Beloit
                                Corporation. From June 1998 to December 31,
                                1999, Mr. Dangremond served as Restructuring
                                Officer of Zenith Electronics Corporation.
                                From December 1997 to June 1998, Mr.
                                Dangremond held the position of Chief
                                Financial Officer of Zenith. Previously, Mr.
                                Dangremond held the positions of interim
                                Chief Executive Officer and President of
                                Forstmann & Company, Inc. ("Forstmann").
                                Mr. Dangremond has served as a director of the Company since 1993.

                                Mr. Dangremond's appointments at Harnischfeger Beloit, Zenith, and Forstmann, all of which successfully confirmed plans of reorganization under Chapter 11 of the United States Bankruptcy Code, were made in connection with turnaround consulting services provided by
                                Jay Alix & Associates.

Avram A. Glazer          40     Mr. Glazer has served as the President and
                                Chief Executive Officer of Zapata Corporation since March 1995. From 1985 to 1995, Mr.
                                Glazer served as Vice President of First
                                Allied Corporation ("First Allied"), an
                                investment company. He is a director of
                                Zapata Corporation. He is also a director and Chairman of the Board of Omega Protein Corp., a marine protein company. Avram A. Glazer is the son of Malcolm I. Glazer. Mr. Glazer has served as a director of the Company since
                                1998.

Malcolm I. Glazer        72     Mr. Glazer has been a self-employed private
                                investor, whose diversified portfolio
                                consists of investments in television broad casting, health care, banking, real estate, stocks, government securities and corporate bonds, for more than the past five (5) years.
                                He is also the owner of the Tampa Bay
                                Buccaneers, a National Football League
                                franchise. Mr. Glazer has been President and Chief Executive Officer of First Allied since
                                1984. He is the Chairman of the Board of Directors of Zapata Corporation. Malcolm I.
                                Glazer is the father of Avram A. Glazer. Mr.
                                Glazer has served as a director of the
                                Company since 1998.


Name                    Age     Principal Occupation
----                    ---     --------------------
F. Edward Gustafson      59     Mr. Gustafson has been Chairman of the Board,
                                President and Chief Executive Officer of the
                                Company since March 1996 and a director of the Company since 1993. (Mr. Gustafson has also been the President and Chief Executive
                                Officer of Viskase Corporation, a wholly owned subsidiary of the Company, since June
                                1998. Mr. Gustafson was Executive Vice
                                President and Chief Operating Officer of the
                                Company from May 1989 to March 1996 and
                                President of Viskase Corporation from
                                February 1990 to August 1994.) Mr. Gustafson has also served as Executive Vice President and Chief Operating Officer of D.P. Kelly &
                                Associates, L.P., a management services and private investment firm, since November 1988.

Gregory R. Page          49     Mr. Page has been President and Chief
                                Operating Officer of Cargill, Inc.
                                ("Cargill"), a multinational trader and
                                processor of foodstuffs and other
                                commodities, since June 2000. From May 1998 to June 2000, Mr. Page served as Corporate
                                Vice President and Section President of
                                Cargill. From August 1995 to May 1998, Mr.
                                Page served as President of the Red Meat
                                Group of Cargill. Mr. Page has served as a director of the Company since 1993.

For information regarding executive officers of the Company, see information set forth under "Executive Officers of the Registrant" in Part I of this report.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's outstanding Common Stock to file reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission, NASDAQ and the Company. Based upon a review of relevant filings and written representations from the Company's officers, directors, and persons who own more than 10% of the Company's Common Stock, the Company believes that Katana Fund LLC (formerly Peritus Capital Partners, LLC), Katana Capital Advisors, LLC and Steven L. Gevirtz jointly failed to file on a timely basis three Section 16 reports relating to five transactions.



ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation of Executive Officers. The Summary Compensation Table below provides certain summary information concerning compensation by the Company for 2000, 1999 and 1998 for services rendered by the Company's Chief Executive Officer and each of the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 2000.

                        SUMMARY COMPENSATION TABLE

                                                                          Long-Term
                                 Annual Compensation                 Compensation Awards
                                 -------------------                 -------------------
                                                      Other Annual    Restricted                 All Other
     Name and                     Salary      Bonus   Compensation   Stock Award   Options     Compensation
Principal Position      Year       ($)         ($)        ($)           ($)           (#)             ($)
-----------------------------------------------------------------------------------------------------------
F. Edward Gustafson     2000     497,250     273,488     74,423 (1)     212 (2)    200,000 (3)   17,239 (4)
Chairman of the Board,  1999     492,000           -          -           -        175,000 (5)   18,479
President and Chief     1998     470,000     117,500          -           -        350,000 (6)   18,570
Executive Officer

Gordon S. Donovan       2000     169,965      66,626      9,835         212 (2)     22,000        5,621 (7)
Vice President, Chief   1999     167,044           -      7,980           -              -        7,535
Financial Officer,      1998     157,000      32,742      4,883           -         36,000 (8)    9,567
Treasurer and Assistant
Secretary

Kimberly K. Duttlinger  2000     143,127      49,093      2,147         212 (2)     15,000        4,294 (9)
Vice President,         1999     140,664           -          -           -              -        4,336
Secretary and           1998     137,549       8,740          -           -         18,000 (10)   2,000
General Counsel

----------

(1) Includes an automobile allowance of $30,000 and country club dues and assessments of $34,600.

(2) Grant of 75 restricted shares of Common Stock to each of Messrs. Gustafson and Donovan and Ms. Duttlinger under the Company's "Diamond Anniversary Grant." The shares are subject to forfeiture until October 27, 2003.

(3) In 2000, Mr. Gustafson was granted a stock option to purchase up to 200,000 shares of Common Stock depending on the financial performance of the Company based on EBITDA for fiscal year 2000. Based on the Company's EBITDA for fiscal year 2000, a portion (i.e., 50,000 shares of Common Stock) of this stock option will vest in three equal annual installments commencing August 31, 2002. See the "Option/SAR Grants in Last Fiscal Year" Table.

(4) Includes $2,322 paid for group life insurance, $7,326 contributed to the Viskase SAVE Plan and $7,591 contributed to the Viskase Companies, Inc. Parallel Non-Qualified Savings Plan (the "Non-Qualified Plan").

(5) In 1999, Mr. Gustafson was granted a stock option to purchase up to 175,000 shares of Common Stock depending on the financial performance of the Company based on EBITDA for fiscal year 1999. No part of this stock option became exercisable and it expired by its terms.

(6) In March 1998, Mr. Gustafson was granted a stock option to purchase up to 175,000 shares of Common Stock depending on the financial performance of the Company based on EBITDA for fiscal year 1998. In November 1998, this stock option was replaced with a stock option to purchase up to 175,000 shares of Common Stock upon the same terms and conditions of the original grant other than the exercise price and a revised EBITDA performance level in part to reflect the divestiture of certain business operations. Based on the Company's EBITDA for fiscal year 1998, a portion (i.e., 50,000 shares of Common Stock) of this stock option will vest in three equal annual installments commencing March 27, 2000.

(7) Includes $522 paid for group life insurance and $5,099 contributed to the Viskase SAVE Plan.

(8) In January 1998, Mr. Donovan was granted a stock option to purchase 18,000 shares of Common Stock contingent upon the Company's financial performance based on the Company's EBITDA for fiscal year 1998. In November 1998, this stock option was replaced with a new stock option to purchase the same number of shares upon the same terms and conditions other than the exercise price. In addition, the new stock option granted was not contingent upon the financial performance of the Company.

(9)  Includes $4,294 contributed to the Viskase SAVE Plan.

(10) In January 1998, Ms. Duttlinger was granted a stock option to purchase 9,000 shares of Common Stock contingent upon the Company's financial performance based on the Company's EBITDA for fiscal year 1998. In November 1998, this stock option was replaced with a new stock option to purchase the same number of shares upon the same terms and conditions other than the exercise price. In addition, the new stock option granted was not contingent upon the financial performance of the Company.

Stock Option Grants. The following table provides information concerning stock options granted to the persons named in the Summary Compensation Table during the fiscal year ended December 31, 2000. No stock appreciation rights have been granted.

                       Option/SAR Grants in Last Fiscal Year

                                       Percent of
                           Number of     Total                                    Potential Realizable
                          Securities    Options                                  Value at Assumed Annual
                          Underlying   Granted to     Exercise                     Rates of Stock Price
                            Options    Employees       or Base                    Appreciation for Option
                            Granted    in Fiscal       Price     Expiration              Term (2)
                                                                                 -----------------------
     Name                   (#)(1)       Year        ($/Share)     Date            5% ($)     10% ($)
-----------------------   -----------  ----------    ---------   ----------       -------     -------
F. Edward Gustafson (3)     200,000      28.6%          $1.78     8/31/10        $223,886     $567,372
Gordon S. Donovan            22,000       3.1%          $1.78     8/31/10          24,628       62,411
Kimberly K. Duttlinger       15,000       2.1%          $1.78     8/31/10          16,791       42,553

----------

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

(3) Mr. Gustafson's stock option was granted pursuant to his Employment Agreement. See "Employment Agreements and Change-in-Control Arrangements." Mr. Gustafson's stock option is subject to and governed by the Stock Option Plan. Mr. Gustafson was granted a stock option to purchase up to 200,000 shares of Common Stock depending on the financial performance of the Company based on EBITDA for the year 2000. Based on the Company's EBITDA for the year 2000, Mr. Gustafson will only be able to purchase 50,000 shares of Common Stock. Accordingly, the potential realizable value for 50,000 shares based on an assumed rate of 5% and 10% appreciation over the term of the stock option would be $55,972 and $141,843, respectively.

Stock Option Exercises and Holdings. The following table provides information concerning the exercise of stock options during the fiscal year ended December 31, 2000 and the fiscal year-end value of stock options with respect to each of the persons named in the Summary Compensation Table.

  Aggregated Option/SAR Exercises in 2000 and December 31, 2000 Option Values

                                                                  Number of
                                                                  Securities        Value of
                                                                  Underlying       Unexercised
                                                                  Unexercised      In-the-Money
                                  Shares                           Options at      Options at
                                 Acquired         Value            12/31/00(#)     12/31/00($)
                               on Exercise      Realized          Exercisable/     Exercisable/
Name                                (#)            ($)           Unexercisable     Unexercisable
------------------------------------------------------------------------------------------------
F. Edward Gustafson............     --             --            86,667/ 233,333      0 / 0
Gordon S. Donovan............       --             --            51,000 / 28,000      0 / 0
Kimberly K. Duttlinger........      --             --            22,000 / 18,000      0 / 0


Pension Plan Table. The following table sets forth estimated annual benefits payable upon retirement under the Retirement Program for Employees of Viskase Corporation (the "Retirement Plan") to employees of the Company and its wholly owned subsidiary, Viskase Corporation, in specified remuneration and years of service classifications.

                               Pension Plan Table

Assumed Final Average     Annual Benefits for Years of Service Indicated (2)
Annual Salary (1)

                            15             20             25             30            35
---------------------    -------       -------        --------       --------     ---------
100,000                   18,000        24,000          30,000         36,000        42,000
150,000                   27,000        36,000          45,000         54,000        63,000
200,000                   36,000        48,000          60,000         72,000        84,000
250,000                   45,000        60,000          75,000         90,000       105,000
300,000                   54,000        72,000          90,000        108,000       126,000
350,000                   63,000        84,000         105,000        126,000       147,000
400,000                   72,000        96,000         120,000        144,000       168,000
450,000                   81,000       108,000         135,000        162,000       189,000
500,000                   90,000       120,000         150,000        180,000       210,000

(1) Annual benefits payable under the Retirement Program are calculated based on the participant's average base salary for the consecutive thirty-six (36) month period immediately prior to retirement.

(2) The annual benefits payable are based on straight-life annuity basis at normal retirement age. The benefits reported in this table are not subject to any reduction for benefits paid by other sources, including Social Security. As of December 31, 2000, Messrs. Gustafson and Donovan and Ms. Duttlinger are credited with 11, 13, and 4 years of service, respectively.

Compensation of Directors. Each director who is not an officer of the Company received an annual retainer of $20,000 in 2000 and a fee of $1,000 for each attended meeting of the Board of Directors. Chairmen of committees (other than the Interested Person Transaction Committee) of the Board of Directors received an annual retainer of $1,500 in 2000. Directors also received a fee for each attended meeting of a committee of the Board of Directors (other than the Interested Person Transaction Committee) of $1,000 ($500 in the case of committee meetings occurring immediately before or after meetings of the full Board of Directors). Members of the Interested Person Transaction Committee did not receive a fee in 2000. Directors who are officers of the Company do not receive compensation in their capacity as directors. Pursuant to Viskase Companies, Inc. 1993 Stock Option Plan, as amended, on the date of the 2000 Annual Meeting of Stockholders, non-employee directors were granted a stock option to purchase 1,000 shares of Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. Pursuant to the Non-Employee Directors' Compensation Plan, non-employee directors may elect to receive their director fees in the form of shares of Common Stock. The number of shares received is based on the average of the closing bid and ask price of the Common Stock on the business day preceding the date the Common Stock is issued.

Compensation Committee Interlocks and Insider Participation. The Compensation and Nominating Committee of the Board of Directors consists of Messrs. Dangremond and Page, each of whom is a non-employee director of the Company. Mr. Page is the President and Chief Operating Officer of Cargill, Inc. In fiscal year 2000, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $23,229 made in the ordinary course to Cargill, Inc. and its affiliates. The majority of sales to Cargill, Inc. are related to the Films Business that was sold in August 2000.

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

Under the Employment Agreement, Mr. Gustafson will receive an initial annual base salary of at least $450,000 and $30,000 per year in lieu of a Company-provided automobile. Mr. Gustafson's base salary will be increased by the Compensation and Nominating Committee of the Board of Directors each year in a manner consistent with increases in base salary for other senior officers of the Company. In addition, the Employment Agreement provides that with respect to the fiscal year ended December 25, 1997, Mr. Gustafson would be eligible to receive a bonus based on a percentage of his base salary depending on the Company's performance based on EBITDA. Mr. Gustafson will be eligible to receive an annual bonus for future fiscal years of the Company based on such financial performance or other performance-related criteria as established by the Compensation and Nominating Committee after consultation with Mr. Gustafson. For information concerning actual bonuses earned by Mr. Gustafson, see the "Summary Compensation Table." Mr. Gustafson is also entitled to participate in any employee benefit plans in effect for, and to receive other fringe benefits provided to, other executive officers.

Pursuant to and upon execution of the Employment Agreement, Mr. Gustafson was granted two (2) stock options, each to purchase 35,000 shares of Common Stock. One (1) stock option is exercisable in cumulative annual increments of one-third commencing on the first anniversary of the date of grant. The other stock option is exercisable in cumulative annual increments of one-third commencing on the second anniversary of the date of grant. Therefore, no portion of this stock option became exercisable or will become exercisable in the future. Lastly, Mr. Gustafson was granted 35,000 restricted shares of Common Stock which could not be transferred, and were subject to forfeiture, until March 27, 1999.

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

Severance Pay Policies. Mr. Donovan and Ms. Duttlinger are eligible for severance benefits as set forth in the Corporate Office Severance Pay Policy (the "Corporate Pay Policy") upon a Change of Control (as defined in the Corporate Pay Policy) or corporate office consolidation or elimination and the occurrence of one of the following events (an "Event"): (i) involuntary separation of employment from the Company for any reason other than death, disability or willful misconduct, (ii) voluntary separation of employment from the Company (a) following a reduction in base compensation or incentive bonus opportunity from that in effect on the day immediately before the effective date of a Change in Control, or office consolidation or elimination, or (b) following a reduction in the person's principal responsibilities from those in effect on the day immediately before the effective date of a Change in Control, or office consolidation or elimination. Upon the occurrence of an Event and subject to the Company obtaining a general release, Mr. Donovan would receive severance pay equal to the equivalent to twenty-four (24) months' salary (at the highest annual rate in effect during the three-year period prior to separation of employment) plus a target bonus under the Management Incentive Plan in effect at the time of separation. In addition, Mr. Donovan would continue to receive medical, life and dental insurance benefits in effect at the time of separation of employment for a period of time following such separation depending on form of payment of the severance pay elected (e.g., lump sum or installment) and whether he is covered by another employer's plan. The Corporate Pay Policy may be amended or terminated at any time by the Company except that in the event that a Change in Control or elimination or consolidation of all of part of the corporate office occurs during the term of the Corporate Pay Policy, the Corporate Pay Policy will be automatically extended for a period of twenty-four (24) months following the effective date of the Change in Control or office consolidation or elimination.

In addition, Mr. Donovan and Ms. Duttlinger are eligible for severance benefits as set forth in the Viskase Corporation Severance Pay Policy (the "Viskase Pay Policy"). The Viskase Pay Policy is substantially similar to the Corporate Pay Policy except that it applies only to a Change of Control (as defined in the Viskase Pay Policy) and not an office consolidation or elimination. Any benefits received by Mr. Donovan under either policy would be credited against benefits payable under the other policy.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
The following table sets forth the beneficial ownership of Common Stock as of March 13, 2001 of (a) each person or group of persons known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (b) each director and nominee for director of the Company, (c) each executive officer of the Company listed in the Summary Compensation Table above, and
(d) all executive officers and directors of the Company as a group. All information is taken from or based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

     Name and Address of                Number of Shares             Percent
     Beneficial Owner                  Beneficially Owned (1)     of Class (1)
     --------------------              ----------------------     ------------
     Malcolm I. Glazer                    5,919,165 (2)              38.68%
     1482 South Ocean Boulevard
     Palm Beach, Florida 33480

     Zapata Corporation                   5,877,304                  38.42%
     100 Meridian Centre, Suite 350
     Rochester, New York 14618

     Katana Fund LLC                      3,113,852 (3)              20.35%
     Katana Capital Advisors LLC
     1859 San Leandro Lane
     Santa Barbara, California 93108

     F. Edward Gustafson                  1,974,021 (4)(5)(6)        12.76%
     6855 W. 65th Street
     Chicago, Illinois 60638

     Donald P. Kelly                      1,920,287 (4)              12.55%
     701 Harger Road, Suite 190
     Oak Brook, Illinois 60523

     Volk Enterprises, Inc.               1,300,000                   8.50%
     618 S. Kilroy
     Turlock, California 95380

     Robert N. Dangremond                    55,534 (7)                 *

     Gordon S. Donovan                      108,260 (6)(8)              *

     Kimberly K. Duttlinger                  40,306 (9)                 *

     Avram A. Glazer                         47,839 (10)                *

     Gregory R. Page                         34,150 (7)                 *

     All directors and executive
     officers of the Company
     as a group (7 persons)               8,179,275 (11)             52.41%
-------------------------

*  Less than 1%.

(1) Beneficial ownership is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Accordingly, the "Number of Shares Beneficially Owned" and the "Percent of Class" shown for each person listed in the table are based on the assumption that stock options which are exercisable currently or within 60 days of March 30, 2001, held by such person, have been exercised. Unless otherwise indicated, the persons listed in the table have sole voting and investment power over those securities listed for such person.

(2) The ownership indicated includes 3,000 shares subject to stock options owned by Mr. Glazer. The ownership indicated also includes 5,877,304 shares owned by Zapata Corporation ("Zapata"), which shares may be deemed to be beneficially owned by Mr. Glazer because Mr. Glazer is the Chairman of the Board of Zapata and may be deemed to be a controlling stockholder of Zapata. Mr. Glazer disclaims beneficial ownership of such shares.

(3) Katana Capital Advisors, LLC manages the Katana Fund LLC and therefore is deemed to indirectly own the shares owned by the Katana Fund LLC.

(4) The ownership indicated includes 70,287 shares owned by D.P. Kelly & Associates, L.P. ("DPK"), of which Mr. Kelly and Mr. Gustafson are principals and officers. The general partner of DPK is C&G Management Company, Inc. ("C&G Management"), which is owned by Mr. Kelly and Mr. Gustafson. The ownership indicated also includes 1,300,000 shares owned by Volk Enterprises, Inc. ("Volk"). Volk is controlled by Volk Holdings L.P., whose general partner is Wexford Partners I L.P. ("Wexford Partners"). The general partner of Wexford Partners is Wexford Corporation, which is owned by Mr. Kelly and Mr. Gustafson. Mr. Kelly and Mr. Gustafson share voting and investment power over the shares owned by DPK and Volk. However, Mr. Kelly and Mr. Gustafson each disclaim beneficial ownership of shares owned by DPK and Volk except to the extent of their respective pecuniary interest in such entities.

(5) The ownership indicated includes 170,000 shares subject to stock options owned by Mr. Gustafson. The ownership indicated also includes 70,619 shares owned by Mr. Gustafson's spouse. Mr. Gustafson does not have or share voting or investment power over the shares owned by his spouse and disclaims beneficial ownership of such shares.

(6) The ownership indicated also includes 218,000 and 2,998 shares acquired by Messrs. Gustafson and Donovan, respectively, pursuant to the Non-Qualified Plan.

(7) The ownership indicated includes 7,000 shares subject to stock options owned by each of Messrs. Dangremond and Page.

(8) The ownership indicated includes 79,000 shares subject to stock options owned by Mr. Donovan, 8,000 shares held by Mr. Donovan as trustee for the benefit of his spouse, with whom Mr. Donovan shares voting and investment power over such shares and 1,000 shares owned by Mr. Donovan's spouse. Mr. Donovan does not have or share voting power over the 1,000 shares owned by his spouse. Mr. Donovan disclaims beneficial ownership of the shares held by him as trustee and the shares owned by his spouse.

(9) The ownership indicated includes 40,000 shares subject to stock option owned by Ms. Duttlinger.

(10) The ownership indicated includes 3,000 shares subject to stock options owned by Mr. Glazer.

(11) See Footnotes (2), (4), (5), (6), (7), (8), (9) and (10).



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
During 2000, the Company purchased product and services from affiliates of Volk Enterprises, Inc. in the amount of approximately $433,000.

During 2000, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $23,229,000 to Cargill, Inc. and its affiliates. Such sales were made in the ordinary course of business. Gregory R. Page, President and Chief Operating Officer of Cargill, Inc., is a director of the Company. The majority of sales to Cargill, Inc. are related to the Films Business that was sold in August 2000.


                                    SIGNATURES
                                    ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VISKASE COMPANIES, INC.
                                  -----------------------
                                  (Registrant)

                                  By:  /s/
                                      ----------------------------------
                                      F. Edward Gustafson
                                      Chairman, Chief Executive Officer
                                      and President


                                  By:  /s/
                                      ----------------------------------
                                      Gordon S. Donovan
                                      Vice President, Chief Financial Officer
                                      and Treasurer

Date:  April 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of April 2001.

 /s/                                     /s/
-------------------------               ------------------------------
F. Edward Gustafson                     Gordon S. Donovan
Chairman of the Board, Chief            Vice President, Chief Financial
Executive Officer and                   Officer and Treasurer
President                               (Principal Financial and
(Principal Executive Officer)           Accounting Officer)

 /s/                                     /s/
-------------------------------         ------------------------------
Robert N. Dangremond (Director)         Avram A. Glazer (Director)

 /s/                                     /s/
-------------------------------         ------------------------------
Malcolm I. Glazer (Director)            Gregory R. Page (Director)