Form 10-Q
period 2001-03-31
VISKASE COMPANIES INC
filed 2001-05-16
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   -------

                                      FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 2001
                                        ---------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------


                         Commission file number   0-5485
                                                  -------


                              VISKASE COMPANIES, INC.
                              ----------------------
               (Exact name of registrant as specified in its charter)


           Delaware                                            95-2677354
-------------------------------                            -------------------
(State or other jurisdiction of                            I.R.S. Employer
Incorporation or organization)                            Identification No.)

6855 W. 65th Street, Chicago, Illinois                                  60638
-----------------------------------------                            --------
(Address of principal executive offices)                           (Zip Code)

         Registrant's telephone number, including area code:  (708) 496-4200



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No
                                                    -----        -----



    As of May 15, 2001, there were 15,308,530 shares outstanding of the registrant's Common Stock, $.01 par value.





                             INDEX TO FINANCIAL STATEMENTS



                           VISKASE COMPANIES, INC. AND SUBSIDIARIES

                      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           -----

Consolidated balance sheets at March 31, 2001 (unaudited) and December 31, 2000              4

Unaudited consolidated statements of operations for the three months ended
March 31, 2001 and March 31, 2000                                                            5

Unaudited consolidated statements of cash flows for the three months
ended March 31, 2001 and March 31, 2000                                                      6

Notes to consolidated financial statements                                                   7





                            PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------


The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (2000 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2000 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2000 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates, which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.


                                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                            March 31,    December 31,
                                                             2001            2000
                                                            ---------    -----------
                                                                  (unaudited)
                                                                 (in thousands)
ASSETS
Current assets:
  Cash and equivalents                                   $ 20,728          $ 55,350
  Restricted cash                                          43,263            41,038
  Receivables, net                                         27,103            27,334
  Inventories                                              39,106            39,405
  Other current assets                                     20,238            23,168
                                                         --------          --------
    Total current assets                                  150,438           186,295

Property, plant and equipment, including
  those under capital leases                              238,994           240,110
  Less accumulated depreciation and
   amortization                                           115,295           110,845
                                                         --------          --------
  Property, plant and equipment, net                      123,699           129,265

Deferred financing costs, net                                 145               184
Other assets                                                6,908             6,620
                                                         --------          --------
    Total assets                                         $281,190          $322,364
                                                         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt including current portion
   of long-term debt and obligations
   under capital leases                                  $180,880          $200,676
  Accounts payable                                         14,684            15,887
  Accrued liabilities                                      64,973            73,309
  Current deferred income taxes                             3,381             3,381
                                                         --------          --------
    Total current liabilities                             263,918           293,253

Long-term debt including obligations
  under capital leases                                     64,391            73,183

Accrued employee benefits                                  42,051            40,773
Deferred and noncurrent income taxes                       20,236            22,552

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
   none outstanding
  Common stock, $.01 par value;
   15,296,666 shares issued and
   outstanding at March 31, 2001 and
   15,276,764 shares at December 31, 2000                     153               153
  Paid in capital                                         137,987           137,967
  Accumulated (deficit)                                  (248,088)         (247,048)
  Cumulative foreign currency
   translation adjustments                                    818             1,840
  Unearned restricted stock issued
   for future service                                        (276)             (309)
                                                         --------          --------
   Total stockholders' (deficit)                         (109,406)         (107,397)
                                                         --------          --------
   Total liabilities and stockholders' equity            $281,190          $322,364
                                                         ========          ========


The accompanying notes are an integral part of the consolidated financial statements.

                        VISKASE COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                Three Months Ended   Three Months Ended
                                                ------------------   ------------------
                                                  March 31, 2001       March 31, 2000
                                                -----------------    ------------------
                                  (in thousands, except for number of shares and per share amounts)
NET SALES                                              $48,040              $51,770

COSTS AND EXPENSES
  Cost of sales                                          9,282               38,705
  Selling, general and administrative                   10,921               11,186
  Amortization of intangibles                              500                  500
                                                       -------              -------

OPERATING INCOME (LOSS)                                 (2,663)               1,379

  Interest income                                          904                   53
  Interest expense                                       6,500               12,159
  Other expense, net                                     1,085                  113
                                                       -------              -------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                   (9,344)             (10,840)

  Income tax (benefit)                                  (3,374)                (713)
                                                       -------              -------

NET (LOSS) FROM CONTINUING OPERATIONS                   (5,970)             (10,127)

DISCONTINUED OPERATIONS:
  Income from operations
   net of income taxes (Note 6)                                               1,231
                                                       -------              -------

NET (LOSS) BEFORE EXTRAODINARY ITEM                     (5,970)              (8,896)
  Extraordinary gain on early extinguishment
   of debt, net of income tax provision of $3,152        4,930
                                                       -------              -------

NET (LOSS)                                              (1,040)              (8,896)

Other comprehensive (loss), net of tax:
  Foreign currency translation adjustments                (623)              (1,305)
                                                       -------              -------

COMPREHENSIVE (LOSS)                                   $(1,663)            $(10,201)
                                                       =======             ========

WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                               15,298,498           15,085,642
                                                    ==========           ==========

PER SHARE AMOUNTS:

EARNINGS (LOSS) PER SHARE
  - basic and diluted
   Continuing operations                                $(.39)               $(.67)

   Discontinued operations:
    Income from operations                                                     .08
                                                      -------              -------

   Net (loss) before extraordinary item                  (.39)                (.59)
    Extraordinary gain                                    .32
                                                      -------              -------

NET (LOSS)                                              $(.07)               $(.59)
                                                      =======              =======


The accompanying notes are an integral part of the consolidated financial statements.

                                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (unaudited)

                                                             Three Months Ended
                                                          -------------------------
                                                          March 31,       March 31,
                                                            2001            2000
                                                          ---------       ---------
                                                               (in thousands)
Cash flows from operating activities:
  Net (loss)                                                 $ (1,040)    $ (8,896)
  Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization under capital lease           5,453       10,140
    Amortization of intangibles    500    1,250
    Amortization of deferred financing fees and discount           29        1,564
    (Decrease) in deferred and
       noncurrent income taxes                                   (301)      (1,011)
    Foreign currency transaction loss                             485          307
    Loss on disposition of assets                                  19
    Bad debt provision                                            312          179
    Extraordinary (gain) on debt extinguishment                (8,082)

    Changes in operating assets and liabilities:
      Receivables                                                (549)       2,456
      Inventories                                                (258)      (3,692)
      Other current assets                                      2,803          482
      Accounts payable and accrued liabilities                 (8,582)       2,091
      Other                                                    (1,224)        (338)
                                                             --------      -------
    Total adjustments                                          (9,395)      13,428
                                                             --------      -------

      Net cash (used in) provided by
       operating activities                                   (10,435)       4,532

Cash flows from investing activities:
  Capital expenditures                                         (1,069)      (3,242)
  Proceeds from disposition of assets                             100
                                                              -------      -------
      Net cash (used in) investing activities                    (969)      (3,242)

Cash flows from financing activities:
  Issuance of common stock                                         53           69
  Deferred financing costs                                        (13)        (317)
  Discount on early extinguishment of debt                      8,082
  Repayment of revolving loan, long-term borrowings
   and capital lease obligation                               (28,570)      (1,064)
                                                              -------      -------
      Net cash (used in) provided by
       financing activities                                   (20,448)       1,312

Effect of currency exchange rate changes on cash                 (545)           3
                                                              -------      -------
Net (decrease) in cash and equivalents                         32,397)         (19)
Cash and equivalents at beginning of period                    96,388        6,243
                                                              -------      -------
  Cash and equivalents                                        $20,728      $ 6,224
  Restricted cash                                              43,263
                                                              -------      -------
  Cash and equivalents at end of period                       $63,991      $ 6,224
                                                              =======      =======

Supplemental cash flow information:
  Interest paid                                               $    42      $ 4,940
  Income taxes paid                                           $ 2,560      $   452

The accompanying notes are an integral part of the consolidated financial statements.



                            VISKASE COMPANIES, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CASH AND CASH EQUIVALENTS (dollars in thousands)


                                          March             December
                                        31, 2001            31, 2000
                                        --------            --------

Cash and cash equivalents                $20,728            $55,350
Restricted cash                           43,263             41,038
                                         -------            -------

                                         $63,991            $96,388
                                         =======            =======

As of March 31, 2001, cash and cash equivalents of $19,370 and restricted cash of $32,576 are invested in short term investments.

Pursuant to the Films Business sale Purchase Agreement, two escrow accounts were established. These escrow accounts are classified as restricted cash. The $1,031 escrow account is restricted pending the final approval of the purchase price adjustment pursuant to the Purchase Agreement and the $31,545 escrow account is restricted pending government approval of funds transfer from the Brazilian portion of the Films Business sale. The remaining $10,687 of restricted cash is collateral for outstanding letters of credit under the Senior Revolving Credit Facility.

2. INVENTORIES (dollars in thousands)

Inventories consisted of:                 March             December
                                         31, 2001           31, 2000
                                        --------            ---------

Raw materials                             $ 3,411            $ 2,867
Work in process                            17,924             17,827
Finished products                          17,771             18,711
                                          -------            -------
                                          $39,106            $39,405
                                          =======            =======

Approximately 57% of the inventories at March 31, 2001 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $4,170 at March 31, 2001.



3. DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                                        March       December
                                                        31, 2001     31, 2000
                                                        --------     --------
Short-term debt, current maturity of long-term debt, and capital lease obligation:

  Current maturity of Viskase Capital Lease Obligation  $ 17,499    $  8,750
  10.25% Senior Notes due 2001                           163,187     191,703
  Other                                                      194         223
                                                        --------    --------

   Total short-term debt                                $180,880    $200,676
                                                        ========    ========

Long-term debt:

  Viskase Capital Lease Obligation                      $ 64,106    $ 72,854
  Other                                                      285         329
                                                        --------    --------

   Total long-term debt                                 $ 64,391    $ 73,183
                                                        ========    ========


Senior Secured Credit Facility/Junior Term Loans
------------------------------------------------

In June 1999, Viskase Corporation and Viskase Sales Corporation entered into a two-year secured credit agreement consisting of a $50 million senior term facility (Senior Term Facility), a $50 million senior revolving credit facility,including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), collectively the "Senior Secured Credit Facility", and $35 million of junior secured term loans (Junior Term Loans). The Senior Term Facility and Junior Term Loans were paid in full in August 2000 using proceeds from the sale of Films Business. The Senior Secured Credit Facility has a maturity date of June 30, 2001.

The Company's Senior Secured Credit Facility contained a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to EBITDA and a limitation on capital expenditures. On April 5, 2001, the Company received an amendment and waiver under the Company's Senior Secured Credit Facility which eliminated the financial covenants through the June 30, 2001 maturity date and eliminated the lender's obligation to extend additional borrowings. There are no borrowings outstanding under the Senior Revolving Credit Facility at March 31, 2001. Letters of credit in the amount of $25.3 million are outstanding under the Senior Revolving Credit Facility, and are cash collateralized.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

The Company anticipates it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements.


GECC
----

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

As of March 31, 2001, the Company received an amendment and waiver under the GECC Lease Agreement that waived non-compliance with the Fixed Charge Coverage Ratio for the quarter ended March 31, 2001. The Company determined that, as of March 31, 2001, without the amendment and waiver it would not have been in compliance with the Fixed Charge Coverage Ratio. The Company will need to obtain additional debt covenant waivers in future quarters due to the effect of the Films Business sale.

10.25% Notes
------------

The Company's 10.25% Notes mature on December 1, 2001. The Company has from time to time purchased 10.25% Notes in open market or privately negotiated transactions, with the effect that as of March 31, 2001 there was $163.2 million principal amount of 10.25% Notes outstanding, net of repurchased notes. The Company recognized a $8.1 million gain on the repurchase of the 10.25% Notes during the quarter ended March 31, 2001. As of May 15, 2001, there remains $163.2 million principal amount of 10.25% Notes outstanding, net of repurchased notes. The Company does not presently anticipate, without a refinancing transaction, that its current cash position and operating cash flows will be sufficient to pay the principal and accrued interest on the 10.25% Notes when they mature. In addition, the Company's payment obligations on the GECC lease remain substantial and the Senior Secured Credit Facility expires in June 2001. Accordingly, the Company is evaluating the strategic alternatives available to it with respect to its capital structure in general and the treatment of the 10.25% Notes between the date hereof and the date of their maturity. These alternatives could include public offerings or private placements of debt and/or equity securities, an exchange offer for the 10.25% Notes or other restructuring of the Company's indebtedness, the Company's entering into a new senior credit facility or the sale of the Company or its assets. There can be no assurance that any such transaction will be concluded or that any such additional financing will be available to the Company or that any such transaction or financing can be done on terms favorable to the Company's stockholders or creditors. Failure by the Company to refinance or restructure its obligations with respect to the 10.25% Notes would have a material adverse effect on the Company's results of operations and financial condition.


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

In addition, in 1997 and 1998, ANC challenged two of the six Viskase patents in suit by filing requests for reexamination with the United States Patent and Trademark office (USPTO). In one of the reexaminations, the USPTO has issued, on February 14, 2001, a Notice of Intent to Issue a Reexamination Certificate. In early May 2000 the Reexamination Certificate was issued. In the other reexamination, the patent has been rejected by the USPTO, and Viskase appealed the rejection to the USPTO Board of Patent Appeals and Interferences. Viskase's appeal has been fully briefed and is awaiting an oral hearing. Pursuant to the Agreement, the parties have agreed that neither will, directly or indirectly, except as required by any court order or the USPTO, seek to obtain or assist any other person or entity in seeking or obtaining the further reexamination, or the invalidation or limitation of the patents licensed under the Agreement, including the two patents for which ANC had previously requested reexamination.

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




5. RESTRUCTURING CHARGE (dollars in millions)

During 2000, the Company committed to a restructuring plan to re-focus its remaining business. The Company wrote down $55.8 million of building and equipment to net realizable value. The restructuring actions, which were implemented to reduce the Company's fixed cost structure, resulted in a before tax charge to continuing operations of $94.9 million consisting of:


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
                                               =====

During the first quarter of March 31, 2001, cash payments against the year 2000 reserve were $4.7 million and cumulative cash payments were $9.9 million. A remaining restructuring reserve of $22.1 million is included in accrued liabilities on the balance sheet. Approximately 15% of the Company's worldwide workforce was laid off due to the restructuring plan.

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

During the first quarter of 2001, cash payments against the 1998 reserve were $.1 million and cumulative payments were $19.9 million, respectively. A remaining restructuring reserve of approximately $.1 million is included in accrued liabilities on the balance sheet. During 2000, an amount of $.8 million identified as an excess reserve was released and offset against the 2000 restructuring charges.


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



Operating results from discontinued operations are as follows:


                                                   Three Months
                                                  Ended March 31,
                                                      2000
                                                  ---------------

Net sales                                              $38,850

Costs and expenses
  Cost of sales                                         28,796
  Selling, general and administrative                    7,199
  Amortization of intangibles                              750
                                                       -------

Operating income                                         2,105

  Interest expense                                          27
  Other expense, net                                       394
                                                       -------

Income from discontinued
  operations before taxes                                1,684

  Income tax provision                                     453
                                                       -------

Net income from discontinued
  operations                                           $ 1,231
                                                       =======


7. COMPREHENSIVE INCOME (dollars in thousands)

The following sets forth the components of other comprehensive (loss) and the related income tax (benefit):

                                     Three Months       Three Months
                                    Ended March 31,    Ended March 31,
                                        2001               2000
                                    ---------------    ---------------

    Foreign currency translation
    adjustment (1)                     $(623)             $(1,305)


(1) Net of related tax (benefit) of $(399) and $(835) for the first quarter 2001 and 2000, respectively.



8. EARNINGS PER SHARE (EPS)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.


                                              Three Months       Three Months
                                             Ended March 31,   Ended March 31,
                                                  2001              2000
                                             --------------    ---------------
                                            (in thousands, except for weighted
                                                  average shares outstanding)

NUMERATOR:

Net (loss) available to common stockholders:
    From continuing operations                    $(5,970)    $(10,127)

Discontinued operations:
    Income from discontinued operations                          1,231
                                                  -------     --------
    Net (loss) before extraordinary item          $(5,970)    $ (8,896)

    Extraordinary gain                            $ 4,930
                                                  -------     --------

Net loss available to common stockholders
    for basic and diluted EPS                     $(1,040)    $ (8,896)
                                                  =======     ========


DENOMINATOR:

Weighted average shares outstanding
    for basic EPS                              15,298,498   15,085,642

Effect of dilutive securities
                                               ----------   ----------

Weighted average shares outstanding
    for diluted EPs                            15,298,498   15,085,642
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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                        Three Months      Three Months
                                          March 31,         March 31,
                                            2001              2000
                                         -----------       -----------
                                                (in thousands)

Net sales:
    Casings - continuing operations        $ 48,040          $ 51,770
    Films - discontinued operations                            38,850
                                           --------          --------
                                           $ 48,040          $ 90,620
                                           ========          ========


Operating income (loss):
    Casings - continuing operations        $ (2,663)         $  1,379
    Films - discontinued operations                             2,105
                                           --------           -------
                                           $ (2,663)         $  3,484
                                           ========          ========


                                          March 31,        December 31,
                                            2001              2000
                                          ---------        ------------
                                               (in thousands)

Identifiable assets:
    Casings - continuing operations        $281,190          $322,364
    Films - discontinued operations                           146,318
                                           --------          --------
                                           $281,190          $468,682
                                           ========          ========

Results of Operations
---------------------

The Company's net sales from continuing operations for the first quarter of 2001 were $48.0 million which represents a decrease of 7.2% from the comparable period of 2000. The decline in sales reflects the continuing effect of reduced selling prices in the casings industry. European sales were negatively affected by foreign currency translation due to the strengthening of the U.S. dollar. Also, European sales declined due to the outbreak of both mad cow disease and foot-and-mouth disease.

Operating income from continuing operations for the first quarter of 2001 was $(2.7) million representing a decrease of $4.0 million from the comparable period of 2000. The decrease in operating income resulted primarily from declines in sales and gross margins caused by continued price competition in the worldwide casings industry and increased energy and raw material costs.

Net interest expense from continuing operations for the first quarter of 2001 totaled $5.6 million, representing a decrease of $6.5 million from the comparable period of 2000. The decrease is primarily due to reduced interest expense related to the repurchase of the 10.25% Notes, repayment of the Senior Term and Revolving loans and the Junior Term loans.

Other expense from continuing operations of approximately $1.1 million and $.1 million for the first quarter of 2001 and 2000, respectively, consists principally of foreign exchange losses.

The tax benefit for the first quarter of 2001 resulted primarily from the benefit of U.S. losses partially offset by the provision related to income from foreign subsidiaries. Due to permanent differences in the U.S. resulting from foreign losses for which no tax benefit is provided, a benefit of $3.4 million was provided on a loss from continuing operations of $9.3 million. The U.S. tax benefit is recorded as a reduction of the deferred tax liability and does not result in a refund of income taxes.

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

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $32.4 million during the quarter ended
March 31, 2001. Cash flows used in operating activities were $10.4 million, used in financing activities were $20.4 million and used in investing activities were $1.0 million. Cash flows used in investing activities were principally attributable to capital expenditures for property plant and equipment. Cash flows used in operating activities were principally attributable to an increase in working capital usage and the gain on the debt extinguishment offset by the effect of depreciation and amortization. Cash flows used in financing activities were principally due to the repurchase of the 10.25% Notes offset by the discount on the early extinguishment of debt.

In June 1999, Viskase Corporation and Viskase Sales Corporation entered into a two-year secured credit agreement consisting of a $50 million senior term facility (Senior Term Facility), a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), collectively the "Senior Secured Credit Facility", and $35 million of junior secured term loans (Junior Term Loans). The Senior Term Facility and Junior Term Loans were paid in full in August 2000 using proceeds from the sale of Films Business. The Senior Secured Credit Facility has a maturity date of June 30, 2001.


The Company's Senior Secured Credit Facility contained a number of financial covenants that, among other things, require the maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio of total liabilities to EBITDA and a limitation on capital expenditures. On April 5, 2001, the Company received an amendment and waiver under the Company's Senior Secured Credit Facility which eliminated the financial covenants through the June 30, 2001 maturity date and eliminated the lender's obligation to extend additional borrowings. There are no borrowings outstanding under the Senior Revolving Credit Facility at March 31, 2001. Letters of credit in the amount of $25.3 million are outstanding under the Senior Revolving Credit Facility, and are cash collateralized.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

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

Capital expenditures from continuing operations for the quarter ended March 31, 2001 and 2000 were $1.1 million and $2.4 million, respectively. Capital expenditures during 2000 included $.9 million from discontinued operations. Significant 2001 and 2000 capital expenditures from continuing operations included costs associated with the Visflex(tm) plastic casing line and the Nucel(r) project. Capital expenditures from discontinued operations included additional production capacity for specialty films. Capital expenditures from continuing operations for 2001 are expected to be approximately $5 million.

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

The Company's 10.25% Notes mature on December 1, 2001. The Company has from time to time purchased 10.25% Notes in open market or privately negotiated transactions, with the effect that as of March 31, 2001 there was $163.2 million principal amount of 10.25% Notes outstanding , net of repurchased notes. The Company recognized an $8.1 million gain on the repurchase of the 10.25% Notes at March 31, 2001. As of May 15, 2001, there remains a $163.2 million principal amount of 10.25% Notes outstanding, net of repurchased notes. The Company does not presently anticipate that its current cash position and operating cash flows will be sufficient to pay the principal and accrued interest on the 10.25% Notes when they mature. In addition, the Company's payment obligations on the GECC lease remain substantial and the Senior Secured Credit Facility expires in June 2001. Accordingly, the Company is evaluating the strategic alternatives available to it with respect to its capital structure in general and the treatment of the 10.25% Notes between the date hereof and the date of their maturity. These alternatives could include public offerings or private placements of debt and/or equity securities, an exchange offer for the 10.25% Notes or other restructuring of the Company's indebtedness, the Company's entering into a new senior credit facility or the sale of the Company or its assets. There can be no assurance that any such transaction will be concluded or that any such additional financing will be available to the Company or that any such transaction or financing can be done on terms favorable to the Company's stockholders or creditors. Failure by the Company to refinance or restructure its obligations with respect to the 10.25% Notes would have a material adverse effect on the Company's results of operations and financial condition.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at March 31, 2001, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $.3 million.


                             PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1,
Note 4, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended March 31, 2001.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits


10.36 Agreement and Waiver dated as of March 22, 2001 between Viskase Corporation (the Lessee) and State Street Bank and Trust Company
       (the Lessor)relating to Participation Agreement dated December 18, 1990 among Viskase Corporation, as Lessee; Viskase Companies, Inc., as Guarantor, General Electric Capital Corporation, as Owner Participant; and State Street Bank and Trust Company, as Owner Trustee.




(b) Reports on Form 8-K





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



                                           VISKASE COMPANIES, INC.
                                           -----------------------
                                           Registrant




                                           By: /s/
                                               -------------------
                                               Gordon S. Donovan
                                               Vice President, Chief Financial
                                                 Officer and Treasurer
                                                (Duly authorized officer
                                                 and principal financial
                                                 officer of the registrant)







Date:  May 15, 2001