Form 10-Q/A
period 2001-03-31
VISKASE COMPANIES INC
filed 2001-05-21
CIK 33073

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
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                Three Months Ended   Three Months Ended
                                                ------------------   ------------------
                                                  March 31, 2001       March 31, 2000
                                                -----------------    ------------------
                                  (in thousands, except for number of shares and per share amounts)
NET SALES                                              $48,040              $51,770

COSTS AND EXPENSES
  Cost of sales                                         39,282               38,705
  Selling, general and administrative                   10,921               11,186
  Amortization of intangibles                              500                  500
                                                       -------              -------

OPERATING INCOME (LOSS)                                 (2,663)               1,379

  Interest income                                          904                   53
  Interest expense                                       6,500               12,159
  Other expense, net                                     1,085                  113
                                                       -------              -------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                   (9,344)             (10,840)

  Income tax (benefit)                                  (3,374)                (713)
                                                       -------              -------

NET (LOSS) FROM CONTINUING OPERATIONS                   (5,970)             (10,127)

DISCONTINUED OPERATIONS:
  Income from operations
   net of income taxes (Note 6)                                               1,231
                                                       -------              -------

NET (LOSS) BEFORE EXTRAODINARY ITEM                     (5,970)              (8,896)
  Extraordinary gain on early extinguishment
   of debt, net of income tax provision of $3,152        4,930
                                                       -------              -------

NET (LOSS)                                              (1,040)              (8,896)

Other comprehensive (loss), net of tax:
  Foreign currency translation adjustments                (623)              (1,305)
                                                       -------              -------

COMPREHENSIVE (LOSS)                                   $(1,663)            $(10,201)
                                                       =======             ========

WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                               15,298,498           15,085,642
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







Date:  May 21, 2001