Form 10-Q
period 2001-06-30
VISKASE COMPANIES INC
filed 2001-08-15
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -----------

                                  FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            June 30, 2001

                                     OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                     --------------     ---------------

                        Commission file number 0-5485
                                               ------


                           VISKASE COMPANIES, INC.
                           -----------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                  95-2677354
-----------------------                              --------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

6855 W. 65th Street, Chicago, Illinois                           60638
--------------------------------------                         ---------
(Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:  (708) 496-4200



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No
                                                     ----          ----


     As of August 13, 2001, there were 15,318,612 shares outstanding of the registrant's Common Stock, $.01 par value.





                        INDEX TO FINANCIAL STATEMENTS



                    VISKASE COMPANIES, INC. AND SUBSIDIARIES

               UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

Consolidated balance sheets at June 30, 2001 (unaudited)
and December 31, 2000                                                4

Unaudited consolidated statements of operations and comprehensive loss for the three months ended June 30, 2001 and June 30, 2000
and for the six months ended June 30, 2001 and June 30, 2000         5

Unaudited consolidated statements of cash flows for the six
months ended June 30, 2001 and June 30, 2000                         7

Notes to consolidated financial statements                           8

                  PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        --------------------


The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000, as amended (2000 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2000 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The consolidated balance sheet as of December 31, 2000 was derived from the audited consolidated financial statements in the Company's annual report on the 2000 Form 10-K.

Reported interim results of operations and comprehensive loss are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations and comprehensive loss are not necessarily indicative of those expected for the year.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                  June 30,          December 31,
                                                   2001               2000
                                                  --------          ------------
                                                 (unaudited)
                                    (in thousands except for the number of shares)
(S>
ASSETS
Current assets:
   Cash and equivalents                           $18,578           $ 55,350
   Restricted cash                                 26,623             41,038
   Receivables, net                                27,548             27,334
   Inventories                                     37,520             39,405
   Other current assets                            22,441             23,168
                                                 --------           --------
   Total current assets                           132,710            186,295

Property, plant and equipment,
   including those under capital leases           233,449            240,110
   Less accumulated depreciation
     and amortization                             117,583            110,845
                                                 --------           --------
   Property, plant and equipment, net             115,866            129,265

Deferred financing costs, net                       1,061                184
Other assets                                        6,312              6,620
                                                 --------           --------
Total assets                                     $255,949           $322,364
                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
   Short-term debt including current portion
     of long-term debt and obligations
     under capital leases                        $244,829            $200,676
   Accounts payable                                13,245              15,887
   Accrued liabilities                             51,805              73,309
   Current deferred income taxes                    3,381               3,381
                                                 --------            --------
     Total current liabilities                    313,260             293,253

Long-term debt including obligations
   under capital leases                               240              73,183

Accrued employee benefits                          43,004              40,773
Deferred and noncurrent income taxes               16,871              22,552

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $.01 par value;
     none outstanding
   Common stock, $.01 par value;
   15,305,755 shares issued and
     outstanding at June 30, 2001 and
     15,276,764 shares at December 31, 2000           153                 153
   Paid in capital                                138,000             137,967
   Accumulated (deficit)                         (255,909)           (247,048)
   Accumulated other
     comprehensive loss                               571               1,840
   Unearned restricted stock issued
     for future service                              (241)               (309)
                                                 --------            --------
     Total stockholders' (deficit)               (117,426)           (107,397)
                                                 --------            --------
     Total Liabilities and
      Stockholders' Deficit                      $255,949            $322,364
                                                 ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                        VISKASE COMPANIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    (unaudited)


                                                Three Months Ended          Six Months Ended
                                                ------------------          ----------------
                                                  June         June       June       June
                                                30, 2001     30, 2000   30, 2001   30, 2000
                                                --------     --------   --------    -------
                                         (in thousands, except for number of shares and per share amounts)
NET SALES                                         $46,503    $51,134      $94,543   $102,904

COSTS AND EXPENSES
   Cost of sales                                   37,965     40,685       77,247     79,390
   Selling, general and administrative             10,574     10,937       21,495     22,123
   Amortization of intangibles and
     excess reorganization value                      500        500        1,000      1,000
   Restructuring charges                                       2,700                   2,700
                                                 --------    -------      -------    -------

OPERATING (LOSS)                                   (2,536)    (3,688)      (5,199)    (2,309)

   Interest income                                    553         95        1,457        148
   Interest expense                                 6,387     12,594       12,887     24,753
   Other expense, net                               3,377        511        4,462        624
                                                 --------    -------      -------    -------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             (11,747)   (16,698)     (21,091)   (27,538)

   Income tax provision (benefit)                   2,470       (803)        (904)    (1,516)
                                                 --------    -------      -------   --------

NET (LOSS) FROM CONTINUING
  OPERATIONS                                      (14,217)   (15,895)     (20,187)   (26,022)

DISCONTINUED OPERATIONS:

  Income from operations
    net of income taxes (Note 6)                                 704                   1,935

Gain on disposal net of income taxes
     of $0                                          3,189                   3,189
                                                 --------    -------      -------   --------

NET (LOSS) BEFORE EXTRAORDINARY ITEM              (11,028)   (15,191)    (16,998)    (24,087)

  Extraordinary gain on early extinguishment of
  debt, net of six month and three month
  income taxes of $0 and $3,152, respectively       3,207                  8,137
                                                 --------     -------    -------     -------

NET (LOSS)                                         (7,821)   (15,191)     (8,861)    (24,087)

  Other comprehensive (loss), net of tax
    (see Note 7)
  Foreign currency translation adjustments           (247)      (785)     (1,269)     (2,090)
                                                 --------    -------     -------     -------

COMPREHENSIVE (LOSS)                              $(8,068)  $(15,976)   $(10,130)   $(26,177)
                                                 ========   ========    ========    ========


WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                          15,304,458 15,095,505  15,301,494  15,090,574
                                               ========== ==========  ==========  ==========


PER SHARE AMOUNTS:
EARNINGS (LOSS) PER SHARE:
  - basic and diluted
  Continuing operations                    $(.93)           (1.06)          $(1.32)     $(1.73)

  Discontinued operations:
    Income from operations                                    .05                          .13

  Gain on disposal                           .21                               .21
                                        --------          -------          -------     -------

Net (loss) before extraordinary item        (.72)           (1.01)           (1.11)      (1.60)
  Extraordinary gain                         .21                               .53
                                         -------          -------          -------     -------

Net (loss)                                 $(.51)          $(1.01)           $(.58)     $(1.60)
                                         =======          =======          =======     =======

The accompanying notes are an integral part of the consolidated financial statements.


                                               VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)
                                                                       Six Months Ended
                                                                       ----------------
                                                                    June 30,       June 30,
                                                                     2001           2000
                                                                 --------         --------
                                                                      (in thousands)
Cash flows from operating activities:
   Net (loss)                                                        $(8,861)    $(24,087)
   Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization under capital lease             10,874       20,087
        Amortization of intangibles                                    1,000        2,500
        Amortization of deferred financing fees and discount              60        3,306
        (Decrease) in deferred and
           noncurrent income taxes                                    (1,089)      (2,717)
        Extraordinary (gain) on debt extinguishment                   (8,137)
        Foreign currency transaction loss                                812          791
        Loss (Gain) on disposition of assets                           1,895           (5)
        Bad debt provision                                               272          537

        Changes in operating assets and liabilities:
           Receivables                                                (1,583)         972
           Inventories                                                   735       (3,322)
           Other current assets                                          442          374
           Accounts payable and accrued liabilities                  (22,313)      10,642
           Other                                                        (678)        (433)
                                                                    --------      -------
        Total adjustments                                            (17,710)      32,732
                                                                    --------      -------
            Net cash (used in) provided by
             operating activities                                    (26,571)       8,645

Cash flows from investing activities:
   Capital expenditures                                               (2,672)      (7,543)
   Proceeds from disposition of assets                                   799            5
                                                                    --------      -------
           Net cash (used in) investing activities                    (1,873)      (7,538)

Cash flows from financing activities:
   Issuance of common stock                                              101           84
   Deferred financing costs                                             (958)      (1,777)
   Repayment of revolving loan, long-term borrowings
      and capital lease obligation                                   (20,609)        (144)
                                                                    --------      -------
           Net cash (used in)
             financing activities                                    (21,466)      (1,837)

Effect of currency exchange rate changes on cash                      (1,277)        (147)
                                                                    --------      -------
Net (decrease) in cash and equivalents                               (51,187)        (877)
Cash and equivalents at beginning of period                           96,388        6,243
                                                                    --------      -------
   Cash and equivalents                                               18,578        5,366
   Restricted cash                                                    26,623
                                                                    --------      -------
   Cash and equivalents at end of period                             $45,201       $5,366
                                                                    ========      =======

Supplemental cash flow information:
   Interest paid                                                     $11,466      $16,961
   Income taxes paid                                                  $5,094       $1,720

The accompanying notes are an integral part of the consolidated financial statements.


                                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   CASH AND CASH EQUIVALENTS (dollars in thousands)
                                           June         December
                                          30, 2001     31, 2000
                                          --------     ---------
Cash and cash equivalents                  $18,578      $55,350
Restricted cash                             26,623       41,038
                                          --------     --------

                                           $45,201      $96,388
                                          ========      =======

As of June 30, 2001, cash and cash equivalents of $15,940 and restricted cash of $26,623 are invested in short term investments.

The restricted cash is principally cash held as collateral for outstanding letters of credit.


2.   INVENTORIES (dollars in thousands)
Inventories consisted of:
                                           June         December
                                          30, 2001     31, 2000
                                          --------     ---------
Raw materials                              $ 3,979      $  2,867
Work in process                             17,553        17,827
Finished products                           15,988        18,711
                                           -------       -------

                                           $37,520       $39,405
                                           =======       =======

Approximately 60% of the inventories at June 30, 2001 were valued at Last-In, First-Out (LIFO). These
LIFO values exceeded current manufacturing cost by approximately $5,003 at June 30, 2001.


3.   DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                                       June        December
                                                     30, 2001      31, 2000
                                                     --------      ---------
Short-term debt, current maturity of long-term debt, and capital lease obligation:

   Viskase Capital Lease Obligation                  $ 81,604    $  8,750
   10.25% Senior Notes due 2001                       163,060     191,703
   Other                                                  165         223
                                                     --------    --------

      Total short-term debt                          $244,829    $200,676
                                                     ========    ========

Long-term debt:

   Viskase Capital Lease Obligation                               $72,854
   Other                                             $    240         329
                                                     --------    --------

      Total long-term debt                           $    240     $73,183
                                                     ========    ========


Senior Secured Credit Facility/Junior Term Loans
------------------------------------------------

In June 1999, Viskase Corporation and Viskase Sales Corporation entered into a two-year secured credit agreement consisting of a $50 million senior term facility (Senior Term Facility), a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), collectively the "Senior Secured Credit Facility", and $35 million of junior secured term loans (Junior Term Loans). The Senior Term Facility and Junior Term Loans were paid in full in August 2000 using proceeds from the sale of Films Business. The Senior Secured Credit Facility expired on June 30, 2001.

Letters of credit in the amount of $25.8 million were outstanding under a letter of credit facility with a commercial bank, and were cash collateralized at June 30, 2001.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

The Company anticipates it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements in connection with the restructuring.



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

As of June 30, 2001, the Company received an amendment and waiver under the GECC Lease Agreement that waived non-compliance with the Fixed Charge Coverage Ratio for the quarter ended June 30, 2001. The Company determined that, as of June 30, 2001, without the amendment and waiver it would not have been in compliance with the Fixed Charge Coverage Ratio. The Company will need to obtain additional debt covenant waivers in future quarters due to the effect of the Films Business sale. The capital lease obligation has been classified as a current liability because the Company does not have waivers for future quarters.

10.25% Notes
------------

The Company's 10.25% Notes mature on December 1, 2001. The Company has from time to time purchased 10.25% Notes in open market or privately negotiated transactions, with the effect that as of June 30, 2001 there was $163.1 million principal amount of 10.25% Notes outstanding, net of repurchased notes. The Company recognized an $8.1 million net gain on the repurchase of the 10.25% Notes during the six months ended June 30, 2001. The Company does not presently anticipate, without a refinancing transaction, that its current cash position and operating cash flows will be sufficient to pay the principal and accrued interest on the 10.25% Notes when they mature. In addition, the Company's payment obligations on the GECC lease remain substantial and the Senior Secured Credit Facility expired on June 30, 2001. Accordingly, the Company is evaluating the strategic alternatives available to it with respect to its capital structure in general and the treatment of the 10.25% Notes between the date hereof and the date of their maturity. These alternatives could include public offerings or private placements of debt and/or equity securities, an exchange offer for the 10.25% Notes or other restructuring of the Company's indebtedness, the Company's entering into a new senior credit facility or the sale of the Company or its assets. There can be no assurance that any such transaction will be concluded or that any such additional financing will be available to the Company or that any such transaction or financing can be done on terms favorable to the Company's stockholders or creditors. Failure by the Company to refinance or restructure its obligations with respect to the 10.25% Notes would have a material adverse effect on the Company's results of operations and financial condition.





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

On July 31, 2001, the Court of Appeals affirmed the lower court's decision in part, reversed the decision in part and remanded the case back to the District Court for the Northern District of Illinois. Under an agreement reached last year among the parties, Viskase Corporation was paid $54.75 million in partial settlement and agreed not to pursue the patent litigation further if the monetary damages award was not affirmed in its entirety. Because the monetary damages were not affirmed in its entirety, Viskase Corporation will not receive any additional payments under the agreement and no further legal proceedings will take place. The patents, which were the subject of the ANC Litigation, are part of the Company's Films Business which was sold in August 2000.

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



5.   RESTRUCTURING CHARGE (dollars in millions)

During 2000, the Company committed to a restructuring plan to re-focus its remaining business. The Company wrote down $55.8 million of building and equipment to net realizable value. The restructuring actions, which were implemented to reduce the Company's fixed cost structure resulted in a before tax charge to continuing operations of $94.9 million. The following table provides details of the 2000 restructuring reserve for the six months ended June 30, 2001:

                                Restructuring                                   Restructuring
                                Reserve as of                      Other        Reserve as of
                              December 31, 2000      Payments   Adjustments     June 30, 2001
                              -----------------      --------   -----------     -------------
   Employee severance costs        $11.2               $(7.5)        $(.5)          $ 3.2
   Nucel(r) and other               15.3                 (.6)          .1            14.8
   Decommissioning                    .6                 (.3)          .0              .3
                                   -----               -----         ----           -----
   Total restructuring reserve     $27.1               $(8.4)        $(.4)          $18.3
                                   =====               =====         ====           =====

Approximately 15% of the Company's worldwide workforce was laid off due to the restructuring plan.


6.   DISCONTINUED OPERATIONS (dollars in thousands)

On January 17, 2000, the Company's Board of Directors announced its intent to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate proceeds of $255 million, including a Working Capital Adjustment of $10.3 million, were used to retire debt; including the Senior Secured Credit Facility and Junior Term Loans, pay GECC per the amended amortization schedule, and for general corporate purposes. The Company recognized a net gain in the amount of $3.2 million in 2001 and $68.2 million in 2000. The business sold includes production facilities in the United States, United Kingdom, and Brazil. In conjunction with the sale of the Films Business, the Company shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of these are included in the business discontinuance.


Operating results from discontinued operations are as follows:
                                      Three Months Ended    Six Months Ended
                                      ------------------    ----------------
                                           June                 June
                                         30, 2000              30, 2000
                                        ---------              --------
Net sales                                 $40,877              $79,727

Costs and expenses
   Cost of sales                           30,763               59,559
   Selling, general and administrative      7,298               14,497
   Amortization of intangibles                750                1,500
                                         --------              -------

Operating income                            2,066                4,171

   Interest expense                            21                   48
   Other expense net                        1,274                1,668
                                         --------              -------

Income from discontinued
   operations before taxes                    771                2,455

   Income tax provision                        67                  520
                                         --------              -------

Net income from discontinued
   operations                             $   704               $1,935
                                         ========              =======



7.   COMPREHENSIVE LOSS (dollars in thousands)

The following sets forth the components of other comprehensive (loss) and the related income taxes:

                                Three Months   Three Months   Six Months   Six Months
                                 Ended June    Ended June    Ended June   Ended June
                                  30, 2001      30, 2000      30, 2001     30, 2000
                                ------------   ------------  -----------  -----------
Foreign currency translation
   adjustment (1)                  $(247)        $(785)        $(1,269)    $(2,090)

(1) Net of related tax (benefit) of $0 and $(502) for the second quarter ended 2001 and 2000, respectively, and $0 and $(1,336) for the first six months ended 2001 and 2000, respectively.


8.   EARNINGS PER SHARE (EPS)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                       Three Months   Three Months   Six Months   Six Months
                                       Ended June     Ended June     Ended June   Ended June
                                        30, 2001       30, 2000       30, 2001     30, 2000
                                       ------------   ------------   ----------   ----------
                                  (in thousands, except for weighted average shares outstanding)
NUMERATOR:

Net (loss) available to common
   stockholders:
   From continuing operations:           $(14,217)     $(15,895)      $(20,187)    $(26,022)

Discontinued operations:
   Income from operations                                   704                       1,935
   Gain on disposal                         3,189                        3,189
                                         --------      --------       --------     --------
   Net (loss) before extraordinary item   (11,028)      (15,191)       (16,998)     (24,087)

   Extraordinary gain                       3,207                        8,137
                                         --------      --------       --------     --------

Net (loss) available to common
   stockholders for basic and
   diluted EPS                            $(7,821)     $(15,191)       $(8,861)    $(24,087)
                                         ========      ========       ========     ========

DENOMINATOR:

Weighted average shares
   outstanding
   for basic EPS                       15,304,458    15,095,505     15,301,494   15,090,574

Effect of dilutive securities                   0             0              0            0
                                       ----------    ----------     ----------   ----------

Weighted average shares
   outstanding
   for diluted EPS                     15,304,458    15,095,505     15,301,494   15,090,574
                                       ==========    ==========     ==========   ==========

Common stock equivalents are excluded from the loss-per-share calculations as the result is antidilutive.

9.   ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management believes that adoption of Statement 142 will not have a material effect on the Company's financial statements.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                        Three Months Ended         Six Months Ended
                                        ------------------         ----------------
                                         June        June          June       June
                                       30, 2001     30, 2000      30, 2001   30, 2000
                                       ---------   ---------      --------   ---------
                                                         (in thousands)
Net sales:
   Casings - continuing operations      $46,503     $51,134        $94,543    $102,904
   Films - discontinued operations                   40,877                     79,727
                                        -------     -------        -------    --------

                                        $46,503     $92,011        $94,543    $182,631
                                        =======     =======        =======    ========

Operating (loss) income:
   Casings - continuing operations      $(2,536)    $(3,688)       $(5,199)    $(2,309)
   Films - discontinued operations                    2,066                      4,171
                                        -------     -------        -------     -------

                                        $(2,536)    $(1,622)       $(5,199)     $1,862
                                        -------     -------        -------     -------


                                                                    June       December
                                                                  30, 2001     31, 2000
                                                                  --------     --------
                                                                     (in thousands)
Identifiable assets:
   Casings - continuing operations                                $255,949    $322,364
   Films - discontinued operations                                             146,318
                                                                  --------    --------
                                                                  $255,949    $468,682
                                                                  ========    ========


Results of Operations
---------------------

The Company's net sales from continuing operations for the first six months and second quarter of 2001 were $94.5 million and $46.5 million, respectively, which represents a decrease of 8.1% and 9.1% from comparable periods of 2000, respectively. The decline in sales reflects the continuing effect of reduced selling prices in the worldwide casings industry and lower sales volumes due to outbreaks of both mad cow disease and foot-and-mouth disease in Europe. European sales were also negatively affected by foreign currency translation due to the strengthening of the U.S. dollar.

Operating (loss) from continuing operations for the first six months and second quarter of 2001 was $(5.2) million and $(2.5) million, respectively. The 2000 operating (loss) includes a restructuring charge of $2.7 million for the first six months and second quarter. The 2000 operating income (loss) from continuing operations, excluding the restructuring charge for 2000, was $.4 million and $(1.0) million for the first six months and second quarter, respectively. The decrease in operating income resulted primarily from declines in sales and gross margins caused by continued price competition in the worldwide casings industry and increased energy and raw material costs.


Net interest expense from continuing operations for the six-month period in 2001 totaled $11.4 million, representing a decrease of $13.2 million from the comparable period of 2000. The decrease is primarily due to reduced interest expense related to the repurchase of the 10.25% Notes, repayment of the Senior Term and Revolving loans and the Junior Term loans.

Other expense from continuing operations of approximately $4.5 million and $.6 million for the first six months of 2001 and 2000, respectively, consists principally of foreign exchange losses and during the second quarter of 2001, included a write down of $1.6 million for land and buildings to net realizable value.

The tax benefit for the first six months of 2001 resulted from the benefit related to losses from foreign subsidiaries. A benefit of $(.9) million was provided on a loss from continuing operations of $(21.1) million. The foreign tax benefit is recorded as a reduction of the deferred tax liability and may result in a refund of income taxes.

DISCONTINUED OPERATIONS
-----------------------

On January 17, 2000, the Company's Board of Directors announced its intent to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate proceeds of $255 million, including a Working Capital Adjustment of $10.3 million, were used to retire debt; including the Senior Secured Credit Facility and Junior Term Loans, pay GECC per the amended amortization schedule, and for general corporate purposes. The Company recognized a net gain in the amount of $1.9 million in 2001 and $68.2 million in 2000. The business sold includes production facilities in the United States, United Kingdom, and Brazil. In conjunction with the sale of the Films Business, the Company shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of these are included in the business discontinuance.

Other
-----

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management believes that adoption of Statement 142 will not have a material effect on the Company's financial statements.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $51.2 million during the six months ended June 30, 2001. Cash flows used in operating activities were $26.6 million, used in financing activities were $21.5 million and used in investing activities were $1.9 million. Cash flows used in investing activities were principally attributable to capital expenditures for property plant and equipment. Cash flows used in operating activities were principally attributable to the Company's loss from operations, an increase in working capital usage and the gain on the debt extinguishment offset by the effect of depreciation and amortization. Cash flows used in financing activities were principally due to the repurchase of the 10.25% Notes.


In June 1999, Viskase Corporation and Viskase Sales Corporation entered into a two-year secured credit agreement consisting of a $50 million senior term facility (Senior Term Facility), a $50 million senior revolving credit facility, including a $26 million sublimit for issuance of letters of credit (Senior Revolving Credit Facility), collectively the "Senior Secured Credit Facility", and $35 million of junior secured term loans (Junior Term Loans). The Senior Term Facility and Junior Term Loans were paid in full in August 2000 using proceeds from the sale of Films Business. The Senior Secured Credit Facility expired on June 30, 2001.

Letters of credit in the amount of $25.8 million were outstanding under a letter of credit facility with a commercial bank, and were cash collateralized.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

The Company anticipates it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements in connection with the refinancing.

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

Capital expenditures for continuing operations for the first six months of 2001 and 2000 were $2.7 million and $6.3 million, respectively. Capital expenditures during 2000 included $1.2 million from discontinued operations. Significant 2001 and 2000 capital expenditures from continuing operations included costs associated with the Visflex( plastic casing line and the Nucel(r) project. Capital expenditures from discontinued operations included additional production capacity for specialty films. Capital expenditures from continuing operations for 2001 are expected to be approximately $5 million.

The 2001 research and development and product introduction expenses are expected to be in the $5 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings.

The Company's 10.25% Notes mature on December 1, 2001. The Company has from time to time purchased 10.25% Notes in open market or privately negotiated transactions, with the effect that as of June 30, 2001 there was $163.1 million principal amount of 10.25% Notes outstanding, net of repurchased notes. The Company recognized an $8.1 million net gain on the repurchase of the 10.25% Notes during the six months ended June 30, 2001. The Company does not presently anticipate, without a refinancing transaction, that its current cash position and operating cash flows will be sufficient to pay the principal and accrued interest on the 10.25% Notes when they mature. In addition, the Company's payment obligations on the GECC lease remain substantial. The Senior Secured Credit Facility expired on June 30, 2001. Accordingly, the Company is evaluating the strategic alternatives available to it with respect to its capital structure in general and the treatment of the 10.25% Notes between the date hereof and the date of their maturity. These alternatives could include public offerings or private placements of debt and/or equity securities, an exchange offer for the 10.25% Notes or other restructuring of the Company's indebtedness, the Company's entering into a new senior credit facility or the sale of the Company or its assets. There can be no assurance that any such transaction will be concluded or that any such additional financing will be available to the Company or that any such transaction or financing can be done on terms favorable to the Company's stockholders or creditors. Failure by the Company to refinance or restructure its obligations with respect to the 10.25% Notes would have a material adverse effect on the Company's results of operations and financial condition.

During July 2001, the Company received an additional $10.3 million of cash proceeds related to the Purchase Price Adjustment on the sale of the Films Business.

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


ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

The Company is exposed to certain market risks related to foreign currency exchange rates. In order to manage the risk associated with this exposure to such fluctuations, the Company uses derivative financial instruments from time-to-time. Currently, there are no derivative financial instruments outstanding. The Company does not enter into derivatives for trading purposes.

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at June 30, 2001, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by an amount less than $.1 million.


                         PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1,
Note 4, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended June 30, 2001.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)   Exhibits

10.37 Master Letter of Credit Agreement dated June 29, 2001 between Viskase Corporation and LaSalle Bank National Association.

(b) Reports on Form 8-K

1. On May 31, 2001 Viskase Companies, Inc. ("VCIC") announced that it is planning an exchange offer for its 10-1/4% Senior Notes due 2001 (the "Exchange Offer"). Although the specific terms of the Exchange Offer have not been finalized, the purpose of the Offer is to reduce Viskase's overall level of indebtedness and to address the refinancing of the 10-1/4% Senior Notes, which mature on December 1, 2001. Viskase has retained an advisor to assist with the Exchange Offer. Viskase does not presently intend to make the semi-annual interest payment due June 1, 2001 on the 10-1/4% Senior Notes, but expects to make the payment as part of the proposed Exchange Offer.

2. On June 29, 2001 Viskase Companies, Inc. ("VCIC") announced that it will make the semi-annual interest payment due June 1, 2001 on the 10-1/4% Senior Notes to the Trustee, on Friday, June 29, 2001. Viskase has established the close of business on July 16, 2001 as the special record date for the payment of the interest and overdue interest. The payment amount shall equal $51.92123 for each $1,000 principal amount of 10-1/4 % Notes and will be made on July 17, 2001. Viskase continues to explore various recapitalization and restructuring alternatives for reducing its overall level of indebtedness including among others exchanging the 10-1/4% Senior Notes for new securities and/or repurchasing 10-1/4% Senior Notes at a discount in the open market.




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



                                        VISKASE COMPANIES, INC.
                                        -----------------------
                                        Registrant




                                        By:   /s/
                                             -----------------------
                                            Gordon S. Donovan
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Duly authorized officer
                                            and principal financial
                                            officer of the registrant)







Date: August 15, 2001