Form 10-Q
period 2001-09-30
VISKASE COMPANIES INC
filed 2001-11-14
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                            _______
                                            -------
                                           FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended            September 30, 2001
                                               ------------------

                                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                 to
                                 --------------     --------------


                          Commission file number 0-5485
                                                 ------


                              VISKASE COMPANIES, INC.
                            ---------------------------
              (Exact name of registrant as specified in its charter)


      Delaware                                                95-2677354
------------------------------                               --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, Illinois                 60527
-----------------------------------------------------                 -----
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:  (630) 789-4900



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No


    As of November 14, 2001, there were 15,317,862 shares outstanding of the registrant's Common Stock, $.01 par value.





                             INDEX TO FINANCIAL STATEMENTS



                       VISKASE COMPANIES, INC. AND SUBSIDIARIES

                   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Unaudited consolidated balance sheets at September 30, 2001 and
   December 31, 2000                                                       4

Unaudited consolidated statements of operations and comprehensive loss for the three months ended September 30, 2001 and September 30, 2000 and for the nine months ended September 30, 2001 and
   September 30, 2000                                                      5

Unaudited consolidated statements of cash flows for the nine months
   ended September 30, 2001 and September 30, 2000                         7

Notes to consolidated financial statements                                 8







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

                             VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                         (unaudited)
                                                      September 30,      December 31,
                                                         2001               2000
                                                      -------------      ------------
                                                (in thousands except for the number of shares)
ASSETS
Current assets:
  Cash and equivalents                                     $32,895         $55,350
  Restricted cash                                           26,662          41,038
  Receivables, net                                          29,866          27,334
  Inventories                                               34,491          39,405
  Other current assets                                       8,750          23,168
                                                          --------        --------
    Total current assets                                   132,664         186,295

Property, plant and equipment,
  including those under capital leases                     239,295         240,110
  Less accumulated depreciation
    and amortization                                       125,619         110,845
                                                          --------        --------
  Property, plant and equipment, net                       113,676         129,265

Deferred financing costs, net                                1,086             184
Other assets                                                 5,516           6,620
                                                          --------        --------
  Total assets                                            $252,942        $322,364
                                                          ========        ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Short-term debt including current portion
    of long-term debt and obligations
    under capital leases                                  $244,824        $200,676
  Accounts payable                                          10,776          15,887
  Accrued liabilities                                       47,954          73,309
  Current deferred income taxes                              3,381           3,381
                                                          --------        --------
    Total current liabilities                              306,935         293,253

Long-term debt including obligations
  under capital leases                                         228          73,183

Accrued employee benefits                                   43,146          40,773
Deferred and noncurrent income taxes                        22,965          22,552

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    15,317,862 shares issued and
    outstanding at September 30, 2001 and
    15,276,764 shares at December 31, 2000                     153             153
  Paid in capital                                          138,016         137,967
  Accumulated (deficit)                                   (260,605)       (247,048)
  Accumulated other
    comprehensive gain                                       2,317           1,840
  Unearned restricted stock issued
    for future service                                        (213)           (309)
                                                          --------        --------
    Total stockholders' (deficit)                         (120,332)       (107,397)
                                                          --------        --------
    Total Liabilities and Stockholders' Deficit           $252,942        $322,364
                                                          ========        ========

The accompanying notes are an integral part of the consolidated financial statements.


                                      VISKASE COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                  (unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                 ------------------             -----------------
                                              September     September        September     September
                                               30, 2001      30, 2000         30, 2001      30, 2000
                                              ---------     ---------        ---------     ---------
                                    (in thousands, except for number of shares and per share amounts)

NET SALES                                       $48,483       $48,389         $143,026      $151,293

COSTS AND EXPENSES
 Cost of sales                                   37,640        36,964          114,887       116,354
 Selling, general and administrative              9,774        11,037           31,269        33,160
 Amortization of intangibles                        500           250            1,500         1,250
 Restructuring charges                                          7,639                         10,339
 Patent infringement settlement income, net                    46,900                         46,900
                                               --------      --------         --------      --------

OPERATING INCOME (LOSS)                             569        39,399           (4,630)       37,090

 Interest income                                    558           478            2,015           626
 Interest expense                                 6,198        12,416           19,085        37,169
 Other (income) expense, net                       (692)        2,598            3,770         3,222
                                               --------      --------         --------      --------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                 (4,379)       24,863          (25,470)       (2,675)

 Income tax provision (benefit)                     317           473             (587)       (1,043)
                                               --------      --------         --------      --------

NET (LOSS) INCOME FROM CONTINUING
  OPERATIONS                                     (4,696)       24,390          (24,883)       (1,632)

DISCONTINUED OPERATIONS:

  Income from operations
    net of income taxes (Note 7)                                1,085                          3,020

Gain on disposal net of income taxes in 2001
    and 2000 of $0 and $15,304 respectively                    56,634            3,189        56,634
                                               --------      --------         --------      --------

NET (LOSS) INCOME BEFORE                         (4,696)       82,109          (21,694)       58,022
  EXTRAORDINARY ITEM

  Extraordinary gain on early extinguishment
  of debt, net ncome tax of $0                                                   8,137
                                               --------      --------         --------      --------

NET (LOSS) INCOME                                (4,696)       82,109          (13,557)       58,022

  Other comprehensive income (loss), net of
    tax (see Note 8)
  Foreign currency translation adjustments        1,746        (1,829)             477        (3,919)
  Reclassification adjustment for losses
    included in net income                                      2,532                          2,532
                                               --------      --------         --------      --------
  Other comprehensive income (loss)
    net of tax                                    1,746           703              477        (1,387)
                                               --------      --------         --------      --------

COMPREHENSIVE (LOSS) INCOME                     $(2,950)      $82,812         $(13,080)      $56,635
                                               ========      ========         ========      ========

WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                        15,317,346    15,104,446       15,306,836    15,095,231
                                             ==========    ==========       ==========    ==========

PER SHARE AMOUNTS:

EARNINGS (LOSS) PER SHARE:
  - basic and diluted
  Continuing operations                         $(.31)        $1.61            $(1.63)      $(.11)

  Discontinued operations:
    Income from operations                                      .07                           .20

    Gain on disposal                                           3.75               .21        3.75
                                              --------     --------          --------    --------

Net (loss) income before extraordinary item      (.31)         5.43             (1.42)       3.84
  Extraordinary gain                                                              .53
                                              --------     --------          --------    --------

Net (loss) income                               $(.31)        $5.43             $(.89)      $3.84
                                             ========      ========          ========    ========

The accompanying notes are an integral part of the consolidated financial statements.


                         VISKASE COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Nine Months Ended
                                                          ---------------------------
                                                          September 30,  September 30,
                                                             2001           2000
                                                          -------------  -------------
                                                                (in thousands)

Cash flows from operating activities:
 Net (loss) income                                          $(13,557)      $58,022
 Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization under capital lease          16,314        27,026
   Amortization of intangibles                                 1,500         3,500
   Amortization of deferred financing fees and discount           91         4,825
   (Decrease) increase in deferred and
    noncurrent income taxes                                     (882)        9,372
   Extraordinary (gain) on debt extinguishment                (8,137)
   Foreign currency transaction loss                             452         1,438
   Loss (gain) on disposition of assets                        1,950       (71,894)
   Bad debt provision                                            240           688

   Changes in operating assets and liabilities:
    Receivables                                               (2,913)       11,215
    Inventories                                                4,643         2,186
    Other current assets                                      14,299       (62,870)
    Accounts payable and accrued liabilities                 (29,822)       (5,715)
    Other                                                      4,656         3,400
                                                            --------      --------
   Total adjustments                                           2,391       (76,829)
                                                            --------      --------

    Net cash (used in) operating activities                  (11,166)      (18,807)

Cash flows from investing activities:
 Capital expenditures                                         (3,836)      (10,935)
 Proceeds from disposition of assets                             834       228,851
 Restricted cash                                              14,376       (33,122)
                                                            --------      --------
    Net cash provided by investing activities                 11,374       184,794

Cash flows from financing activities:
 Issuance of common stock                                        145           104
 Deferred financing costs                                     (1,015)       (2,092)
 Repayment of revolving loan, long-term borrowings
  and capital lease obligation                               (20,660)     (125,662)
                                                            --------      --------
    Net cash (used in) financing activities                  (21,530)     (127,650)

Effect of currency exchange rate changes on cash              (1,133)         (235)
                                                            --------      --------
Net (decrease) increase in cash and equivalents              (22,455)       38,102
Cash and equivalents at beginning of period                   55,350         6,243
                                                            --------      --------
 Cash and equivalents at end of period                        32,895        44,345
                                                            ========      ========

Supplemental cash flow information:
 Interest paid                                               $11,477       $39,252
 Income taxes paid                                           $ 5,140      $  1,882

The accompanying notes are an integral part of the consolidated financial statements.



                      VISKASE COMPANIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Viskase Companies, Inc. (VCI) consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business except for the classification of certain debt as discussed in Note 4. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should VCI be unable to continue as a going concern.

2. CASH AND CASH EQUIVALENTS (dollars in thousands)

                                              September    December
                                               30, 2001    31, 2000
                                              ---------   ---------

Cash and cash equivalents                      $32,895     $55,350
Restricted cash                                 26,662      41,038
                                               -------     -------

                                               $59,557     $96,388
                                               =======     =======

As of September 30, 2001, cash and cash equivalents of $31,780 and restricted cash of $26,662 are invested in short term investments.

The restricted cash is principally cash held as collateral for outstanding letters of credit.


3. INVENTORIES (dollars in thousands)

Inventories consisted of:
                                               September    December
                                                30, 2001    31, 2000
                                               ---------    --------

Raw materials                                   $ 4,231     $ 2,867
Work in process                                  15,648      17,827
Finished products                                14,612      18,711
                                                -------     -------

                                                $34,491     $39,405
                                                =======     =======

Approximately 59% of the inventories at September 30, 2001 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $5,125 at September 30, 2001.



4. DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                               September    December
                                                30, 2001    31, 2000
                                               ---------    --------
Short-term debt, current maturity of long-term debt, and capital lease obligation:

  Viskase Capital Lease Obligation             $ 81,604    $  8,750
  10.25% Senior Notes due 2001                  163,060     191,703
  Other                                             160         223
                                               --------    --------

    Total short-term debt                      $244,824    $200,676
                                               ========    ========

Long-term debt:

  Viskase Capital Lease Obligation                         $ 72,854
  Other                                        $    228         329
                                               --------    --------

    Total long-term debt                       $    228    $ 73,183
                                               ========    ========

Letter of Credit Facility
---------------------------

Letters of credit in the amount of $25.8 million were outstanding under a letter of credit facility with a commercial bank, and were cash collateralized at September 30, 2001.

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

The Company has not made the November 1, 2001 payment to GECC of $11.75 million. On November 13, 2001, GECC gave notice of its intent to draw down under the letter of credit with the commercial bank in the amount of $11.75 million for the November 1, 2001 payment. The drawdown will reduce the Company's restricted cash by a like amount.

As of September 30, 2001, (and as of the date of this report), the Company did not receive an amendment and waiver under the GECC Lease Agreement that waived non-compliance with the Fixed Charge Coverage Ratio. As a result, the Company was not in compliance with the Fixed Charge Coverage Ratio. The capital lease obligation has been classified as a current liability because the Company does not have waivers for the current or future quarters.


10.25% Notes
------------

The 10.25% Notes mature on December 1, 2001. As of September 30, 2001 (and as of the date of this report), there was $163.1 million in principal amount of 10.25% Notes outstanding. The Company's current cash position and operating cash flows will not be sufficient to pay, or to arrange for the refinancing of, the principal and accrued interest on the 10.25% Notes when they mature.

The Company has retained a financial advisor to assist in its review of its restructuring alternatives. The Company has engaged in negotiations with GECC regarding an extension or buy out or other restructuring of the GECC lease. The Company has also engaged in negotiations with an ad hoc committee of holders of the 10.25% Notes regarding a restructuring of the 10.25% Notes. To date, no agreement has been reached with GECC or the noteholders committee, and no assurances can be given that an agreement will be reached or what the terms of any such agreement would be.

Under any restructuring plan, the Company believes that it is likely that such a restructuring would result in the substantial dilution or effective elimination of the current common stock of the Company.

The Company believes, after consultation with its advisors, that it would be in the best interest of the Company to enter into a consensual (prepackaged) plan of restructuring, agreed to by GECC and the noteholders committee, that would be implemented in accordance with Chapter 11 of the United States Bankruptcy Code. The Company believes that this form of restructuring can be consummated more quickly and with less disruption than a Chapter 11 filing without any agreement with its creditors. If the Company is unable to reach an agreement with its creditors, the Company will be required to file under Chapter 11 to reorganize its capital structure. The Company expects that during the pendency of a Chapter 11 case it will operate in the ordinary course with respect to its customers, suppliers and employees.


5. CONTINGENCIES

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

On September 29, 2000, the Company and Viskase entered into a Settlement and License Agreement (the "Agreement") with ANC, American National Can Group, Inc., Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe (collectively, "Pechiney") partially resolving the ANC Litigation and fully resolving the Newsome Litigation. Pursuant to the Agreement, Viskase received a payment of $54.75 million on October 2, 2000. In addition, an additional payment of $60.25 million will be made to Viskase if the United States Court of Appeals for the Federal Circuit affirms the monetary award in its entirety in the ANC Litigation. The Company recorded $54.75 million as patent infringement settlement income during the third quarter 2000 and expensed $7.85 million of patent defense costs.

On July 31, 2001, the Court of Appeals affirmed the lower court's decision in part, reversed the decision in part and remanded the case back to the District Court for the Northern District of Illinois. Under the agreement, Viskase Corporation was paid $54.75 million in partial settlement and agreed not to pursue the patent litigation further if the monetary damage award was not affirmed in its entirety. Because the monetary damages were not affirmed in its entirety, Viskase Corporation will not receive any additional payments under the agreement and no further legal proceedings will take place. The patents, which were the subject of the ANC Litigation, are part of the Company's Films Business which was sold in August 2000.

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

During 1999 and 2000, the Company and certain of its subsidiaries and one other sausage casing manufacturer were named in ten virtually identical civil complaints filed in the United States District Court for the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability. In 2001, all of the consolidated cases were transferred to the United States District Court for the Northern District of Illinois, Eastern Division.

The Company and its subsidiaries are involved in these and various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.


6. RESTRUCTURING CHARGE (dollars in millions)

During 2000, the Company committed to a restructuring plan to re-focus its remaining casing business. The Company wrote down $55.8 million of building and equipment to net realizable value. The restructuring actions, which were implemented to reduce the Company's fixed cost structure resulted in a before tax charge to continuing operations of $94.9 million. The following table provides details of the 2000 restructuring reserve for the nine months ended September 30, 2001:

                                   Restructuring                               Restructuring
                                   Reserve as of                  Other        Reserve as of
                                 December 31, 2000   Payments   Adjustments   September 30, 2001
                                 -----------------   --------   -----------   ------------------

 Employee severance costs             $11.2           $(8.9)        $.0             $ 2.3
 Nucel(r) and other                    15.3            (1.0)         .1              14.4
 Decommissioning                         .6             (.3)         .0                .3
                                      -----           -----         ---             -----
 Total restructuring reserve          $27.1          $(10.2)        $.1             $17.0
                                      =====           =====         ===             =====

Approximately 15% of the Company's worldwide workforce was laid off due to the restructuring plan.


7. DISCONTINUED OPERATIONS (dollars in thousands)

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


Operating results from discontinued operations are as follows:
                                      Three Months Ended      Nine Months Ended
                                      ------------------      -----------------
                                          September                September
                                          30, 2000                 30, 2000
                                      ------------------      -----------------
Net sales                                  $30,290                 $110,017

Costs and expenses
 Cost of sales                              23,943                   83,502
 Selling, general and administrative         4,349                   18,846
 Amortization of intangibles                   750                    2,250
                                           -------                 --------

Operating income                             1,248                    5,419

 Interest income                                19                       19
 Interest expense                               50                       98
 Other expense net                             (60)                   1,608
                                           -------                 --------

Income from discontinued
 operations before taxes                     1,277                    3,732

 Income tax provision                          192                      712
                                           -------                 --------

Net income from discontinued
 operations                                $ 1,085                   $3,020
                                           =======                 ========


8. COMPREHENSIVE INCOME (LOSS) (dollars in thousands)

The following sets forth the components of other comprehensive income (loss) and the related income taxes:


                                      Three Months  Three Months  Nine Months  Nine Months
                                         Ended         Ended         Ended        Ended
                                       September     September     September    September
                                        30, 2001      30, 2000      30, 2001     30, 2000
                                      ------------  ------------  -----------  -----------

Foreign currency translation
 adjustment (1)                           $1,746      $(1,829)        $477      $(3,919)

Less reclassification adjustment
 for losses included in net income (2)                  2,532                     2,532
                                          ------      -------        ------     -------

Other comprehensive income (loss)
 net of tax                               $1,746      $   703         $477      $(1,387)
                                          ======      =======         ====      =======


(1) Net of related tax (benefit) of $0 and $(1,170) for the third quarter ended 2001 and 2000, respectively, and $0 and $(2,506) for the first nine months ended 2001 and 2000, respectively.

(2) Reclassification adjustment for losses due to sale of Films Business, included in net income of $4,151 net of a related tax provision of $1,619.


9. EARNINGS PER SHARE (EPS)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                      Three Months  Three Months  Nine Months  Nine Months
                                         Ended         Ended         Ended        Ended
                                       September     September     September    September
                                        30, 2001      30, 2000      30, 2001     30, 2000
                                      ------------  ------------  -----------  -----------
                          (in thousands, except for weighted average shares outstanding)
NUMERATOR:

Net (loss) income available to common
 stockholders:
 From continuing operations:              $(4,696)    $24,390     $(24,883)     $(1,632)

Discontinued operations:
 Income from operations                                 1,085                     3,020
 Gain on disposal                                      56,634        3,189       56,634
                                          -------     -------     --------      -------

 Net (loss) income before                  (4,696)     82,109      (21,694)      58,022
   extraordinary item

 Extraordinary gain                                                  8,137
                                          -------     -------     --------      -------

Net (loss) income available to
 common stockholders for basic
 and diluted EPS                          $(4,696)    $82,109     $(13,557)     $58,022
                                          =======     =======     ========      =======

DENOMINATOR:

Weighted average shares
 outstanding
 for basic EPS                         15,317,346  15,104,446   15,306,836   15,095,231

Effect of dilutive securities
                                          -------     -------      -------      -------

Weighted average shares
 outstanding
 for diluted EPS                       15,317,346  15,104,446   15,306,836   15,095,231
                                       ==========  ==========   ==========   ==========

Common stock equivalents are excluded from the loss-per-share calculations as the result is antidilutive.

10.  ACCOUNTING STANDARDS

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."
This statement supercedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired and disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes that adoption of Statement No. 144 will not have a material effect on the Company's financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

The accompanying management's discussion and analysis of financial condition and results of operations should be read in conjunction with the following table:

                                           Three Months Ended        Nine Months Ended
                                           ------------------        -----------------
                                          September   September     September   September
                                           30, 2001    30, 2000      30, 2001    30, 2000
                                          ---------   ---------     ---------   ---------
                                                          (in thousands)
Net sales:
 Casings - continuing operations           $48,483     $48,389       $143,026    $151,293
 Films - discontinued operations                        30,290                    110,017
                                           -------     -------       --------    --------

                                           $48,483     $78,679       $143,026    $261,310
                                           =======     =======       ========    ========

Operating income (loss):
 Casings - continuing operations           $   569     $39,399       $ (4,630)    $37,090
 Films - discontinued operations                         1,248                      5,419
                                           -------     -------       --------     -------

                                           $   569     $40,647       $ (4,630)    $42,509
                                           =======     =======       ========     =======


                                                                    September   December
                                                                     30, 2001    31, 2000
                                                                    ---------   ---------
                                                                        (in thousands)
Identifiable assets:
 Casings - continuing operations                                     $252,942    $322,364
 Films - discontinued operations                                                  146,318
                                                                     --------    --------
                                                                     $252,942    $468,682
                                                                     ========    ========

Results of Operations
---------------------

The Company's net sales from continuing operations for the first nine months and third quarter of 2001 were $143.0 million and $48.5 million, respectively, which represents a decrease of 5.5% and a slight increase from comparable periods of 2000, respectively. The decline in sales reflects the continuing effect of reduced selling prices in the worldwide casings industry and lower sales volumes due to outbreaks of both mad cow disease and foot-and-mouth disease in Europe. Quarterly sales improved slightly due to increases in volumes offset by continued pricing pressures.

Operating (loss) income from continuing operations for the first nine months and third quarter of 2001 was $(4.7) million and $.6 million, respectively. The 2000 operating income from continuing operations, excluding the ANC Litigation net gain and restructuring charges discussed below, for the first nine months and third quarter of 2000 were $.5 million and $.1 million, respectively. The decrease in operating income resulted primarily from declines in sales and gross margins caused by continued price competition in the worldwide casings industry. The 2000 operating income includes a net gain on a resolution of the ANC Litigation in the amount of $46.9 million for the nine months and quarter ended and a restructuring charge of $10.3 million for the nine months ended and $7.6 million for the quarter ended.

Net interest expense from continuing operations for the nine-month period in 2001 totaled $17.1 million, representing a decrease of $19.4 million from the comparable period of 2000. The decrease is primarily due to reduced interest expense related to the repurchase of the 10.25% Notes, repayment of the Senior Term and Revolving loans and the Junior Term loans.

Other expense from continuing operations of approximately $3.8 million and $3.2 million for the first nine months of 2001 and 2000, respectively, consists principally of foreign exchange losses; and in 2001 a write down of $1.6 million for land and buildings to net realizable value.

The tax benefit for the first nine months of 2001 resulted from the benefit related to losses from foreign subsidiaries. A benefit of $.6 million was provided on a loss from continuing operations of $25.5 million. The foreign tax benefit is recorded as a reduction of the deferred tax liability and may result in a refund of income taxes.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."
This statement supercedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired and disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes that adoption of Statement No. 144 will not have a material effect on the Company's financial statements.


Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $22.5 million during the nine months ended September 30, 2001. Cash flows used in operating activities were $11.2 million, provided by investing activities were $11.4 million, and used in financing activities were $21.5 million. Cash flows used in operating activities were principally attributable to the Company's loss from operations, an increase in working capital usage and the gain on the debt extinguishment offset by the effect of depreciation and amortization. Cash flows provided by investing activities were principally attributable to a release of restrictions on cash offset by capital expenditures for property, plant and equipment. Cash flows used in financing activities were principally due to the repurchase of the 10.25% Notes.

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

The Company has not made the November 1, 2001 payment to GECC of $11.75 million. On November 13, 2001, GECC gave notice of its intent to draw down under the letter of credit with the commercial bank in the amount of $11.75 million for the November 1, 2001 payment. The drawdown will reduce the Company's restricted cash by a like amount.

As of September 30, 2001, (and as of the date of this report), the Company did not receive an amendment and waiver under the GECC Lease Agreement that waived non-compliance with the Fixed Charge Coverage Ratio. As a result, the Company was not in compliance with the Fixed Charge Coverage Ratio. The capital lease obligation has been classified as a current liability because the Company does not have waivers for the current or future quarters.

The 10.25% Notes mature on December 1, 2001. As of September 30, 2001 (and as of the date of this report), there was $163.1 million in principal amount of 10.25% Notes outstanding. The Company's current cash position and operating cash flows will not be sufficient to pay, or to arrange for the refinancing of, the principal and accrued interest on the 10.25% Notes when they mature.

The Company has retained a financial advisor to assist in its review of its restructuring alternatives. The Company has engaged in negotiations with GECC regarding an extension or buy out or other restructuring of the GECC lease. The Company has also engaged in negotiations with an ad hoc committee of holders of the 10.25% Notes regarding a restructuring of the 10.25% Notes. To date, no agreement has been reached with GECC or the noteholders committee, and no assurances can be given that an agreement will be reached or what the terms of any such agreement would be.

Under any restructuring plan, the Company believes that it is likely that such a restructuring would result in the substantial dilution or effective elimination of the current common stock of the Company.

The Company believes, after consultation with its advisors, that it would be in the best interest of the Company to enter into a consensual (prepackaged) plan of restructuring, agreed to by GECC and the noteholders committee, that would be implemented in accordance with Chapter 11 of the United States Bankruptcy Code. The Company believes that this form of restructuring can be consummated more quickly and with less disruption than a Chapter 11 filing without any agreement with its creditors. If the Company is unable to reach an agreement with its creditors, the Company will be required to file under Chapter 11 to reorganize its capital structure. The Company expects that during the pendency of a Chapter 11 case it will operate in the ordinary course with respect to its customers, suppliers and employees.

The Company anticipates it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements in connection with its restructuring.

Capital expenditures for continuing operations for the first nine months of 2001 and 2000 were $3.8 million and $6.3 million, respectively. Capital expenditures during 2000 included $1.2 million from discontinued operations. Significant 2001 and 2000 capital expenditures from continuing operations included costs associated with the Visflex( plastic casing line and the Nucel(r) project. Capital expenditures from discontinued operations included additional production capacity for specialty films. Capital expenditures for continuing operations for 2001 are expected to be approximately $5 million.

The 2001 research and development and product introduction expenses are expected to be in the $5 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings.

Forward-looking Statements
--------------------------

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for the Company's products; changes in other costs; opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; and the ability to achieve synergistic and other cost reductions and efficiencies; and the effect of negotiations with the Company's creditors and the restructuring of the Company's indebtedness.

The forward-looking statements contained in this report speak only as of the date of this report. We do not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events or circumstances or changes in expectations after the date of this report or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by the federal securities laws.


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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at September 30, 2001, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by an amount of approximately $.1 million.


                            PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1,
Note 5, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended September 30, 2001.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

10.38 Agreement and waiver dated August 2, 2001 between Viskase Corporation and State Street Bank and Trust Company as Owner Trustee, relating to the Participation Agreement dated as of December 18, 1990.

(b) Reports on Form 8-K

1. On August 1, 2001, Viskase Companies, Inc. announced that the United States Court of Appeals for the Federal Circuit has rendered its decision in the patent litigation Viskase Corporation v. American National Can. The Court of Appeals affirmed the lower court's decision in part, reversed the decision in part and remanded the case back to the District Court for the Northern District of Illinois. Under an agreement reached last year among the parties, Viskase Corporation was paid $54.75 million in partial settlement and agreed not to pursue the patent litigation further if the monetary damage award was not affirmed in its entirety. Accordingly, Viskase Corporation will not receive any additional payments under the agreement and no further legal proceedings will take place.

2. On August 29, 2001, Viskase Companies, Inc. announced that Malcolm I. Glazer and Avram A. Glazer have resigned from the Board of Directors of the Company. Messrs. Glazer did not indicate any disagreement with the Company in their resignations. The Board of Directors does not intend, at this time, to fill these vacancies on the Board.





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



                                            VISKASE COMPANIES, INC.
                                            -----------------------
                                            Registrant




                                            By: /s/
                                                   ------------------------
                                                   Gordon S. Donovan
                                                   Vice President, Chief
                                                   Financial Officer and
                                                   Treasurer
                                                  (Duly authorized officer
                                                   and principal financial
                                                   officer of the registrant)







Date: November 14, 2001