Form 10-K
period 2001-12-31
VISKASE COMPANIES INC
filed 2002-04-01
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  --------------

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended    December 31, 2001
                                -----------------------
OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from          to
                                     --------    --------

                          Commission file number   0-5485
                                                 ----------

                              VISKASE COMPANIES, INC.
                              -----------------------
                (Exact name of registrant as specified in its charter)

        Delaware                                                  95-2677354
------------------------                                        -------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, IL                        60527
-----------------------------------------------                       -------
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code:  (630) 789-4900

            Securities registered pursuant to Section 12(b) of the Act:

                                       None

            Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X       No
                                                   -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K. Yes   X       No
                                          -----        -----

     As of March 28, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $469,859.

     As of March 28, 2002, there were 15,317,112 shares outstanding of the registrant's Common Stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE:


     The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                               VISKASE COMPANIES, INC.

                             Form 10-K Annual Report - 2001

                                   Table of Contents

PART I                                                                   Page
     Item 1.     Business                                                  1
     Item 2.     Properties                                                5
     Item 3.     Legal Proceedings                                         6
     Item 4.     Submission of Matters to a Vote of Security Holders       7

PART II
     Item 5.     Market for Registrant's Common Equity and Related
                   Stockholders Matters                                    8

     Item 6.     Selected Financial Data                                   9
     Item 7.     Management's Discussion and Analysis of
                   Financial Condition, Results of Operations             10
     Item 7a.   Quantitative and Qualitative Disclosures
                   about Market Risk                                      17
     Item 8.     Financial Statements and Supplementary Data              17
     Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                    17
PART III
     Item 10.    Directors and Executive Officers of the Registrant       18
     Item 11.    Executive Compensation                                   18
     Item 12.    Security Ownership of Certain Beneficial Owners
                   and Management                                         18
     Item 13.    Certain Relationships and Related Transactions           18

PART IV
     Item 14.    Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                    19

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

In recent years, the Company has sold certain of its operations in order to reduce indebtedness and increase its operational focus. As a result of these efforts, the Company sold its wholly owned subsidiary Sandusky Plastics, Inc. (Sandusky) in June 1998, its wholly owned subsidiary Clear Shield National, Inc. (Clear Shield) in July 1998 and its plastic barrier and non-barrier shrink film business (Films Business) in August 2000. These divestitures have left the cellulosic and plastics casings business as the Company's primary operating activity. In addition, during this period the Company has announced a series of restructuring measures to reduce the fixed cost structure of its remaining business and to address competitive price pressures and increases in various production costs in the Company's business.

(b)     Financial information about industry segments:
        ---------------------------------------------

Reference is made to Part IV, Item 14, Note 24 of Notes to Consolidated Financial Statements.

(c)     Description of business
        -----------------------

General

Viskase invented the basic process for producing casings from regenerated cellulose for commercial production in 1925. Management believes that Viskase has been a leading worldwide producer of cellulosic casings since that time.

CASINGS

Cellulosic Casings

Cellulosic casings are used in the production of processed meat and poultry products, such as hot dogs, salami and bologna. To manufacture these products, meat is stuffed into a casing, which is then cooked and smoked. The casings, which are non-edible, serve to hold the shape of the product during these processes. For certain products, such as hot dogs, the casings are removed and discarded prior to retail sale. Casings made of regenerated cellulose were developed by Viskase to replace casings made of animal intestines. Cellulosic casings generally afford greater uniformity, lower cost and greater reliability of supply and also provide producers with the ability to cook and smoke products in the casing. Cellulosic casings are required for the high-speed production of many processed meats.

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

Viskase's product line includes NOJAX(r) cellulosic casings for small-diameter processed meat products, such as hot dogs, Precision(r) and Zephyr(r) for large diameter processed meats and ham products, fibrous or large-diameter casings, which are paper-reinforced cellulosic casings used in the production of large-diameter sausages, salami, hams and other processed meat products, and Visflex(tm) plastic casing used for a wide range of processed meat, poultry and cheese applications.

International Operations

Viskase has four manufacturing and/or finishing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Guarulhos, Brazil and Caronno, Italy.

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

Sales and Distribution

Viskase has a broad base of customers, with no single customer accounting for more than 6% of sales. Viskase sells its products in virtually every country in the world. In the United States, Viskase has a staff of technical sales teams responsible for sales to processed meat and poultry producers. Approximately 70 distributors market Viskase products to customers in Europe, Africa, the Middle East, Asia, and Latin America. Its products are marketed through its own subsidiaries in France, Germany, Italy, Poland, Brazil, and Canada. As of December 31, 2001 and 2000, Viskase had backlog orders of approximately $20 million and $26 million, respectively.

Viskase maintains ten service and distribution centers worldwide. The service centers perform limited product finishing and provide sales, customer service, warehousing and distribution. Distribution centers provide only warehousing and distribution.

In North America, Viskase operates distribution centers in Atlanta, Georgia; Buffalo, New York; Fresno, California; Remington, Indiana; Saskatoon, Saskatchewan, Canada and Lindsay, Ontario, Canada. Viskase operates a service center in Guarulhos, Brazil, and in Europe, Viskase operates a service center in Caronno, Italy and distribution centers in Pulheim, Germany and Warsaw, Poland.

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

Viskase's principal competitors in cellulosic casings are Teepak LLC, located in the United States with plants in the United States and Belgium; Viscofan, S.A., located in Spain, Germany, Brazil, Czech Republic and the United States; Kalle Nalo GmbH, located in Germany; Case Tech, a wholly owned subsidiary of Bayer AG, located in Germany; Oy Visko AB located in Finland; KoSa, located in Mexico and the United States and two Japanese manufacturers, Meatlonn and Toho.

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

Viskase believes it has achieved and maintained its position as a leading producer of cellulosic casings for packaging meats through significant expenditures on research and development. The Company expects to continue its research and development efforts. The commercialization of certain of these product and process applications and related capital expenditures to achieve commercialization may require substantial financial commitments in future periods. Research and development costs from continuing operations are expensed as incurred and totaled $4,837 thousand, $5,474 thousand, and $4,211 thousand for 2001, 2000, and 1999, respectively.

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

Employees

The Company maintains productive and amicable relationships with its approximately 1,400 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its European plants have unions. Employees at the Company's European plants are unionized with negotiations occurring at both local and national levels. Based on past experience and current conditions, the Company does not expect a protracted work stoppage to occur stemming from union activities; however, national events outside of the Company's control may give rise to such risk. Unions represent a total of approximately 525 of Viskase's 1,400 employees.


Trademarks and Patents

Viskase holds patents on many of its major technologies, including those used in its manufacturing processes and the technology embodied in products sold to its customers. The Company believes its ongoing market leadership benefits from its technology, Viskase vigorously protects and defends its patents against infringement by competitors on an international basis. As part of its research and development program, Viskase has developed and expects to continue to develop new proprietary technology and has licensed proprietary technology from third parties. Management believes these activities will enable Viskase to maintain its competitive position. Viskase also owns numerous trademarks and registered trade names that are used actively in marketing its products. Viskase periodically licenses its process and product patents to competitors on a royalty basis.

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

As noted above, new environmental and health and safety laws can impose significant compliance costs, including forthcoming rules. Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, will be required to meet air emissions standards for certain chemicals based on use of the "maximum achievable control technology" (MACT). MACT Standards for new and existing cellulose casing manufacturing sources were proposed by EPA on August 28, 2000. Viskase Corporation has submitted extensive comments to EPA during the public comment period. Final rulemaking is expected sometime in the year 2002. Compliance will be required within 3 years of promulgation. MACT rules will apply to all casing manufacturers in the United States.

Under the Resource Conservation and Recovery Act (RCRA), regulations have been proposed that, in the future, may impose design and/or operating requirements on the use of surface impoundments of wastewater. Two of Viskase's plants use surface impoundments. The Company does not foresee these regulations being imposed for several years.

(d)   Financial information about foreign and domestic operations and export
      -----------------------------------------------------------------------
      sales
      -----

Reference is made to Part IV, Item 14, Note 24 of Notes to Consolidated Financial Statements.

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


Name, Age and Office              Business Experience
--------------------              -------------------
F. Edward Gustafson, 60,          Mr. Gustafson has been Chairman of the
Chairman of the Board,            Board, President and Chief Executive
President and Chief               Officer of the Company since March 1996
Executive Officer                 and a director of the Company since
                                  December 1993. (Mr. Gustafson has been
                                  President and Chief Executive Officer of
                                  Viskase since June 1998, and previously
                                  from February 1990 to August 1994.) From
                                  May 1989 to March 1996 Mr. Gustafson served as Executive Vice President and Chief
                                  Operating Officer of the Company. Mr.
                                  Gustafson has also served as Executive Vice
                                  President and Chief Operating Officer of
                                  D.P. Kelly and Associates, L.P. (DPK) since
                                  November 1988.

Gordon S. Donovan, 48,            Mr. Donovan has been Chief Financial
Vice President, Chief             Officer of the Company since January 1997
Financial Officer, Treasurer      and Vice President and Chief Financial
and Assistant Secretary           Officer of Viskase since June 1998. Mr.
                                  Donovan has served as Treasurer and
                                  Assistant Secretary of the Company since
                                  November 1989 and as Vice President since
                                  May 1995.

Kimberly K. Duttlinger, 37,       Ms. Duttlinger has been Vice President,
Vice President, Secretary         Secretary and General Counsel of the
and General Counsel               Company since April 2000. From August 1998
                                  through April 2000, Ms. Duttlinger served as Associate General Counsel of the Company. From May 1997 to August 1998, Ms.
                                  Duttlinger served as Corporate Counsel of the Company. From May 1993 to August 1996,
                                  Ms. Duttlinger served as Corporate Counsel to Alberto-Culver Company, a manufacturer and distributor of personal care and household products.






ITEM 2.  PROPERTIES
         ----------

VISKASE FACILITIES

   LOCATION               SQUARE FEET      PRIMARY USE
--------------          ----------------  ---------------

Manufacturing Facilities

  Beauvais, France (a)    235,000    Casings production and finishing
  Caronno, Italy           73,000    Casings finishing
  Chicago, Illinois       991,000    Idle plant facilities held for sale
  Guarulhos, Brazil (a)    25,000    Casings finishing
  Kentland, Indiana       125,000    Casings finishing
  Loudon, Tennessee       250,000    Casings production
  Osceola, Arkansas       223,000    Casings production and finishing
  Thaon, France           239,000    Casings finishing

Distribution Centers

  Atlanta, Georgia (a)
  Buffalo, New York (a)
  Fresno, California (a)
  Remington, Indiana (a)
  Pulheim, Germany (a)
  Saskatoon, Saskatchewan, Canada (a)
  Lindsay, Ontario, Canada (a)
  Warsaw, Poland (a)


Service Centers

  Guarulhos, Brazil (a)
  Caronno, Italy

Headquarters

  Worldwide: Willowbrook, Illinois (a)
  Europe: Paris, France (a)

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

In 1988, Viskase Canada Inc. (Viskase Canada), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation in the Ontario Superior Court of Justice, Court File No.:
292270188 seeking damages resulting from Union Carbide's breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 (Agreement). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business (Business), which purchase included a facility in Lindsay, Ontario, Canada
(Site). Viskase Canada claimed that Union Carbide breached several representations and warranties and deliberately failed to disclose to Viskase Canada the existence of contamination on the Site. In 1992, Union Carbide and Viskase Canada jointly put in place a continuous pumping program at the Site.

In October 2001, the Canadian Ministry of the Environment (MOE) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (PCB) contamination. Viskase Canada is working with the MOE in investigating the alleged PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site. Viskase Canada has been granted leave to amend its lawsuit against Union Carbide to allege that any PCB contamination at or around the Site was generated from Union Carbide's plastics extrusion business, which was operated at the Site by Union Carbide prior to the purchase of the Business. Union Carbide's plastics extrusion business was not part of the Business purchased by Viskase Corporation and its affiliates. Viskase Canada will be asking the court to require Union Carbide to repurchase the Site from Viskase Canada and award Viskase Canada damages in excess of $2,000,000 (Canadian). The lawsuit is still pending and is expected to proceed to trial sometime during fourth quarter 2002 or first quarter 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         --------------------------------------------------------------
         MATTERS
         -------

(a) Market Information. The Company's Common Stock is traded in the over-the-counter market. The high and low closing bid prices of the Common Stock during 2001 and 2000 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.

2001    First Quarter     Second Quarter     Third Quarter     Fourth Quarter
----    -------------     --------------     -------------     --------------

High         $2.00              $2.06              $1.50              $ .30
Low            .92                .90                .25                .01

2000    First Quarter     Second Quarter     Third Quarter     Fourth Quarter
----    -------------     --------------     -------------     --------------

High         $2.81              $3.00              $3.00              $3.06
Low           1.00               1.75               1.06                .98

(b) Holders. As of March 28, 2002, there were approximately 102 holders of record and approximately 2,700 beneficial holders of the Company's Common Stock.

(c) Dividends. The Company has never paid a cash dividend on shares of its Common Stock. The payment of dividends is restricted by the terms of various financing agreements to which the Company is a party. The Company has no present intention of paying dividends in the foreseeable future.


ITEM 6.     SELECTED FINANCIAL DATA

                                                            Year Ended                     53/52 Weeks Ending
                                               ------------------------------------   -----------------------------
                                               December    December      December      December          December
                                               31, 2001   31, 2000(1)   31, 1999(1)   31, 1998(1) (2)   25, 1997(2)
                                               --------   -----------   -----------   ---------------   -----------
                                                           (in thousands, except for per share amounts)
Net sales                                      $189,315     $200,142      $225,767        $246,932        $498,333
Net (loss) from continuing
  operations (3)                                (36,852)     (95,967)      (29,927)       (147,871)        (10,362)
Net income (loss) from discontinued
  operations                                                   3,435        (1,831)        (33,389)            717
Net gain on sales of discontinued operations      3,189       68,185                        39,057
Net (loss) before extraordinary item (3)        (33,663)     (24,347)      (31,758)       (142,203)         (9,645)

Net (loss) (4)                                  (25,526)     (17,836)      (31,758)       (148,996)         (9,645)

Per share net (loss)
  from continuing operations
  - basic and diluted (3)                         (2.41)       (6.34)        (2.00)          (9.97)           (.71)

Per share net income (loss)
  from discontinued operations
  - basic and diluted                                            .23          (.12)          (2.25)            .05
    Gain on sale of discontinued operations         .21         4.50                          2.63

Per share net (loss)
  before extraordinary item
  - basic and diluted
    (Loss) per share  (3)                         (2.20)       (1.61)        (2.12)          (9.59)           (.66)

Per share net (loss)
  - basic and diluted
    (Loss) per share  (4)                         (1.67)       (1.18)        (2.12)         (10.05)           (.66)

Cash and equivalents                             25,540       55,350         6,243           9,028          24,407
Restricted cash                                  26,558       41,038
Working capital                                (178,952)    (106,958)       34,480          41,725          85,815
Total assets                                    234,028      322,364       493,818         531,069         813,853

Debt obligations:
  Short-term debt (5) (6)                       236,059      200,676        23,095          16,120          12,880
  Long-term debt                                    194       73,183       404,151         388,880         511,183
Stockholders' (deficit) equity                 (138,053)    (107,397)      (89,442)        (55,907)         90,920
Cash dividends                                     none         none          none            none            none

(1) Year 2000 and 1999 and fiscal year 1998 net sales and net loss from continuing operations exclude the results of the Films Business, which was sold in 2000.

(2) Fiscal 1998, and 1997, net sales and net loss from continuing operations exclude the results of Sandusky and Clear Shield, which were sold in 1998.

(3) Included in 2001 is an asset write-down of $4,766 and a lower of cost or market charge of $3,612. Included in 2000, 1998 and 1997 are restructuring charges of $94,910, $119,579 and $3,500, respectively.

(4) Includes extraordinary gain (loss) on debt extinguishment in 2001, 2000 and 1998, respectively.

(5)  Includes current portion of long-term debt.

(6) Year 2001 includes $64,106 of long-term debt reclassified to current due to covenant restrictions.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
---------------------

The Company's 2001 net sales from continuing operations was $189.3 million, which represents a decrease of 5.4% from 2000. The decline in sales reflects the continuing effect of reduced selling prices in the worldwide casings industry and lower sales volumes in Europe due to outbreaks of both mad cow disease and foot-and-mouth disease during the first half of the year.

The Company's 2000 net sales from continuing operations was $200.1 million, which represented a decrease of 11.4% from 1999. The decline in sales reflects the continuing effect of reduced selling prices in the casings industry. European sales were also negatively affected by foreign currency translation due to a strong U.S. dollar.

With the entrance of a foreign competitor in the mid-1990's, the Company experienced significant pricing pressure and volume loss. While the Company has maintained or increased its volume during the past several years, the market for cellulosic casings has continued to see price declines each year. The Company does not expect to experience significant future volume loss; however, the Company believes pricing pressures will continue. The Company has previously implemented facility realignment and other cost-cutting measures aimed at offsetting the effect of lower prices. The Company does not expect to see an improvement in its operating income until prices begin to increase.

The operating loss from continuing operations for 2001 was $(13.7) million. The 2001 operating loss included an asset write-down of $4.8 million for the write-down of Viskase's Chicago facility to fair value and a $3.6 million write-down of inventories to its lower of cost or market value included in cost of sales. Operating loss from continuing operations, excluding the asset write-down and lower of cost or market charge, was $(5.4) million. This compares unfavorably to the 2000 operating income of $1.2 million, excluding the 2000 restructuring charge of $94.9 million. The decrease in operating income resulted primarily from declines in sales and gross margins caused by continued price competition in the worldwide casings industry.

The operating loss from continuing operations for 2000 was $(93.7) million. The operating loss included a restructuring charge of $94.9 million. Operating income from continuing operations, excluding the restructuring charge for 2000 was $1.2 million. This compares unfavorably to operating income from continuing operations for the comparable prior year period of $15.8 million. Reduced selling prices in the worldwide casings industry continue to negatively affect operating income.

Net interest expense from continuing operations for 2001 totaled $23.0 million, which represented a decrease of $20.1 million from 2000. The decrease is primarily due to reduced interest expense related to the repurchase of a portion of the Company's 10.25% Senior Notes (10.25% Notes), repayment of the senior secured credit facility and junior term loans.

Other expense from continuing operations of approximately $3.4 million and $5.3 million in 2001 and 2000, respectively, consists principally of foreign exchange losses.

In 2000, the Company received a payment in resolution of the American National Can Company (ANC) Litigation in the amount of $54.75 million, offset by patent litigation expenses of $7.85 million.

The Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the loss on the change in fair value of the futures contracts was recorded in other expense and not material for disclosure.

In 2001 any income tax benefit from the loss from continuing operations offset the income tax provision which would have been provided on the extraordinary gain and the gain from the sale of discontinued operations. The net benefit recognized of $(3.4) million results from a reduction of prior accrued foreign taxes payable. The 2000 and 1999 tax benefit from operations consisted of the benefit of U.S. losses partially offset by the provision related to operations of foreign subsidiaries. A provision (benefit) of $(3.4) million, $.7 million, and $(2.2) million, respectively, was provided on loss from continuing operations before taxes of $(40.2) million, $(95.2) million, and $(32.1) million respectively for 2001, 2000 and 1999. The company's effective tax rate from continuing operations reflect the permanent differences in the U.S. resulting from the change in the valuation allowance and the reversal of over-accrued foreign taxes.

The tax provision (benefit) for income from discontinued operations in 2000 and 1999 was $.3 million, and $(.9) million, respectively. The tax provision with respect to the gain on disposal in 2001 and 2000 was $0 and $6.6 million, respectively. In addition, an extraordinary gain in 2001 and 2000 recognized an income tax provision of $0 and $.6 million, respectively. The total income tax provision (benefit) was $(3.4) million, $8.3 million, and $(3.1) million, respectively, in 2001, 2000 and 1999.

Domestic cash income taxes paid in 2001, 2000, and 1999, were $2.2 million, $.5 million, and $.01 million, respectively. Foreign cash income taxes paid during the same periods were $2.5 million, $.3 million, and $3.5 million, respectively.

Discontinued Operations
-----------------------

On January 17, 2000, the Company's Board of Directors announced its intent to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate proceeds of $255 million, including a working capital adjustment of $10.3 million, were used to retire debt, pay General Electric Capital Corporation
(GECC) and for general corporate purposes. The Company recognized a net gain in the amount of $3.2 million in 2001 and $68.2 million in 2000. The business sold included production facilities in the United States, United Kingdom, and Brazil. In conjunction with the sale of the Films Business, the Company shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of these are included in the business discontinuance.

Liquidity and Capital Resources
-------------------------------

The SEC recently issued Financial Reporting Release No. 61, which sets forth the views of the SEC regarding enhanced disclosures relating to liquidity and capital resources. The information provided below about the Company's cash flows, debt, credit facilities, capital and operating lease obligations, and future commitments is included here to facilitate a review of the Company's liquidity.

Cash and equivalents decreased by $29.8 million during the year ended December 31, 2001. Cash flows used in operating activities were $17.5 million, provided by investing activities were $19.8 million, and used in financing activities were $31.3 million. Cash flows used in operating activities were principally attributable to the Company's loss from operations, an increase in working capital usage, the gain on the debt extinguishment and the gain on disposition of assets offset by the effect of depreciation and amortization. Cash flows provided by investing activities were principally attributable to a release of restrictions on cash and the proceeds on disposition of assets offset by capital expenditures for property, plant and equipment. Cash flows used in financing activities were principally due to the repurchase of a portion of the 10.25% Notes and costs incurred in connection with the restructuring process.

The Company has from time to time purchased 10.25% Notes in open market or privately negotiated transactions, with the effect that as of December 31, 2001 there was $163.1 million principal amount of 10.25% Notes outstanding, net of repurchased notes. The Company recognized an $8.1 million net gain on the repurchase of $28.6 million of Notes during the year.

The Company's cash flows from operations were insufficient to pay the 10.25% Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163.1 million principal and $8.4 million interest that became due at that time. In September 2001, certain of the holders of the 10.25% Notes formed a committee (Committee) to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs (Restructuring). No assurances can be given that an agreement will be reached with the Committee or what the terms of any such agreement would be. The Company believes that the likely result of the Restructuring or any other restructuring of the Company's capital structure would be the substantial dilution or effective elimination of the current common stock of the Company. The Committee retained legal counsel, the fees and expenses of which are being paid by the Company, and the Company and the Committee are engaged in negotiations with respect to the Restructuring.

The Company believes, after consultation with its advisors, that it would be in the best interest of the Company to enter into a consensual (prepackaged) plan of restructuring, agreed to by GECC and the Committee, that would be implemented in accordance with Chapter 11 of the United States Bankruptcy Code. The Company believes that this form of restructuring can be consummated more quickly and with less disruption than a Chapter 11 filing without any agreement with its creditors. If the Company is unable to reach an agreement with its creditors, the Company will be required to file under Chapter 11 to reorganize its capital structure. The Company expects that during the pendency of a Chapter 11 case it will operate in the ordinary course with respect to its customers, suppliers and employees.

Letters of credit in the amount of $25.8 million were outstanding under a letter of credit facility with commercial banks, and were cash collateralized at December 31, 2001.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

The Company anticipates that it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements during 2002.

Under the terms of an April 13, 2000 Agreement and Amendment with GECC, the Company agreed to amend the amortization schedule of annual lease payments, maintain a letter of credit in the amount of $23.5 million at all times, limit additional borrowings and provide a subordinated security interest collateralized by substantially all of the assets of the Company. Holders of the senior secured credit facility and the junior term loans consented to the payment extensions and the subordinated security interest granted to GECC. The revised amortization schedule is presented below:

          February 28, 2002               $11,749
          February 28, 2003                23,499
          February 28, 2004                23,499
          February 28, 2005                23,500

On February 28, 2002, the Company paid the scheduled lease payment of $11,749.

GECC, Viskase's equipment lessor has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) Viskase's late payment of the basic rent payment due on November 1, 2001 or the late reinstatement of the rent letter of credit, (ii) Viskase's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on September 30, 2001 and December 31, 2001, (iii) Viskase's failure to deliver any documents required to be delivered, (iv) the failure by the Company to pay the 10.25% Notes at maturity and (v) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code; provided, however, that the waiver granted pursuant to the foregoing clause (v) shall be rescinded if the Company shall be a debtor under Chapter 11 of the Bankruptcy Code on or after June 30, 2002. Furthermore, GECC agreed to forbear until June 30, 2002 from exercising its rights and remedies under the lease for failure to meet the Fixed Charge Coverage Ratio for the fiscal quarter ending on March 31, 2002. There is no agreement with GECC to extend the forbearance beyond June 30, 2002, and the Company can make no assurance that any extension will be received.

Capital expenditures for continuing operations for the year ended December 31, 2001 and 2000 totaled $5.9 and $12.5 million, respectively. Significant 2001 capital expenditures for continuing operations included costs associated with the Visflex(tm) plastic casing product line and the corporate office relocation. Significant 2000 capital expenditures for continuing operations included costs associated with the Nucel(r) project. Capital expenditures in 2000 for discontinued operations included additional production capacity for specialty films. Capital expenditures for 2002 are expected to be approximately $6 million.

At December 31, 2001, the Company had capital expenditure commitments outstanding of approximately $0.7 million. The Company also has operating lease agreements for machinery, equipment and facilities. As discussed in
Note 9 to the consolidated financial statements, the Company's consolidated rent expense for 2001 was $1.7 million. Accordingly, the Company does not consider its operating lease commitments to be a significant determinant of the Company's liquidity.

In 2001, the Company spent approximately $5 million on research and development programs, including product and process development, and on new technology development. Prior to 2001, the Company was spending approximately $8 million on research and development programs. The decrease is due to the sale of the Films Business. The 2002 research and development and product introduction expenses are expected to be in the $5 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings.

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements. In preparing these financial statements, management bases its estimates on historical experience and other assumptions that they believe is reasonable. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to uncertainties and, as a result, actual results could differ from these estimates. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a significant impact on the Company's consolidated financial statements. The "Summary of Significant Accounting Policies" is included as Note 2 of The Notes To Consolidated Financial Statements.

Revenue Recognition

Substantially all of the Company's revenues are recognized at the time products are shipped to customers, under F.O.B. Shipping Point and F.O.B. Port Terms. Revenues are net of any discounts and allowances. The Company records all related shipping and handling costs as a component of cost of goods sold. The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Doubtful Accounts Receivables

Accounts receivables have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is primarily based upon management's evaluation of the financial condition of the customer and historical write-offs.

Allowance for Obsolete and Slow Moving Inventories

Inventories are valued at the lower of cost or market. The inventories have been reduced by an allowance for slow moving and obsolete inventories. The estimated allowance is based upon management's estimate of specifically identified items and historical write-offs of obsolete and excess inventories.

Deferred Income Taxes

Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis.

Pension Plans and Other Postretirement Benefit Plans

The measurements of liabilities related to pension plans and other postretirement benefit plans is based upon management's assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods.

Property, Plant and Equipment

The Company carries property, plant and equipment at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees directly associated with the project. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 2 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations.

Long-lived assets

The Company continues to evaluate the recoverability of long-lived assets including property, plant and equipment and patents. Impairments are recognized when the expected undiscounted future operating cash flows derived from long-lived assets are less than their carrying value.

Other Matters

The Company does not have off-balance sheet arrangements, sometimes referred to as "special purpose entities", financing or other relations with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain casing manufacturing and finishing equipment, certain real property, consisting of manufacturing and distribution facilities and office facilities. The casing manufacturing and finishing equipment capital lease obligation is described under "Debt Obligations", Note 8 of Notes to Consolidated Financial Statements. Operating leases are described under "Operating Leases", Note 9 of Notes to Consolidated Financial Statements.

Transactions with related parties are in the ordinary course of business, are conducted at an arm's length basis, and are not material to the Company's financial position, results of operations or cash flows.


Contingencies

In 1988, Viskase Canada Inc. (Viskase Canada), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation in the Ontario Superior Court of Justice, Court File No.:
292270188 seeking damages resulting from Union Carbide's breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 (Agreement). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business (Business), which purchase included a facility in Lindsay, Ontario, Canada
(Site). Viskase Canada claimed that Union Carbide breached several representations and warranties and deliberately failed to disclose to Viskase Canada the existence of contamination on the Site. In 1992, Union Carbide and Viskase Canada jointly put in place a continuous pumping program at the Site.

In October 2001, the Canadian Ministry of the Environment (MOE) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (PCB) contamination. Viskase Canada is working with the MOE in investigating the alleged PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site. Viskase Canada has been granted leave to amend its lawsuit against Union Carbide to allege that any PCB contamination at or around the Site was generated from Union Carbide's plastics extrusion business, which was operated at the Site by Union Carbide prior to the purchase of the Business. Union Carbide's plastics extrusion business was not part of the Business purchased by Viskase Corporation and its affiliates. Viskase Canada will be asking the court to require Union Carbide to repurchase the Site from Viskase Canada and award Viskase Canada damages in excess of $2,000,000 (Canadian). The lawsuit is still pending and is expected to proceed to trial sometime during fourth quarter 2002 or first quarter 2003.

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



Contractual Obligations Related to Debt, Leases and Related Risk Disclosure
---------------------------------------------------------------------------

2001                                         Expected Maturity Date
                                       In                                                    There-
                                    Default     2002     2003     2004     2005     2006     after      Total
                Long-term debt,
     including current portion:

     Fixed interest rate ($000)    $163,060                                                   $66     $163,126
                  Interest rate      10.25%                                                    0%       10.25%


   Capital lease obligations(1)                $8,894   $19,433  $21,300  $23,500                      $73,127

       Third party license fees                $2,366    $2,414   $2,616   $3,139   $3,202     $0      $13,737


(1) Capital lease obligations relate primarily to GECC Capitalized Lease Obligations classified as current in the financial statements. GECC lease payment maturities conform to contractual payments under the lease.

Other
-----

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". The provisions of this statement apply to all business combinations initiated after June 30, 2001. Management believes that adoption of Statement 141 will not have a material effect on the Company's financial statements.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. Management believes that adoption of Statement 143 will not have a material effect on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired and disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes that adoption of Statement No. 144 will not have a material effect on the Company's financial statements.


Forward-looking Statements
--------------------------

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for the Company's products; changes in other costs; opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; the ability to achieve other cost reductions and efficiencies; and the effect of negotiations with the Company's creditors and the restructuring of the Company's indebtedness.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The Company is exposed to certain market risks related to foreign currency exchange rates. The Company does not enter into derivatives for trading purposes.

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at December 31, 2001, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $5 thousand. The Company has used foreign exchange forward contracts to manage the risk associated with its exposure to foreign currency exchange rate fluctuations. As of December 31, 2001, there were no foreign exchange forward contracts outstanding.

The Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the loss on the change in fair value of the futures contracts was recorded in other expense and not material for disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

Financial statements and supplementary financial information meeting the requirements of Regulation S-X are listed in the index to financial statements and schedules, as included under Part IV, Item 14 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by this Item is set forth in the Proxy Statement in the section entitled "Certain Relationships and Related Transactions" and is incorporated by reference to the Proxy Statement. See also Part IV, Item 14,
Note 23 of Notes to Consolidated Financial Statements.

                                        PART IV
                                        -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)1.    Financial statements:                                          PAGE
         --------------------                                           ----

         Report of independent accountants                              F-2

         Consolidated balance sheets, December 31, 2001 and
               December 31, 2000                                        F-3

         Consolidated statements of operations, for the years ended
               December 31, 2001 and December 31, 2000 and
               December 31, 1999.                                       F-4

         Consolidated statements of stockholders' deficit, for the years ended December 31, 2001 and December 31, 2000 and
               December 31, 1999.                                       F-6

         Consolidated statements of cash flows, for the years ended
               December 31, 2001 and December 31, 2000 and
               December 31, 1999.                                       F-7

         Notes to consolidated financial statements                     F-8

(a)2.    Financial statement schedules for the years ended December 31, 2001
         -------------------------------------------------------------------
         and December 31, 2000 and December 31, 1999:
         -------------------------------------------

         II    Valuation and qualifying accounts                        F-33


Schedules other than those listed are omitted because they are not required, are not applicable, or because equivalent information has been included in the financial statements and notes thereto or elsewhere herein.

(b)      Reports on Form 8-K.
         -------------------

    1. On October 29, 2001, the Company filed a Form 8-K to announce that the Company amended its Rights Agreement, dated June 26, 1996, between the Company and Harris Trust and Savings Bank. Under the Rights Agreement, as amended, from the date of the amendment through December 31, 2001, all Rights outstanding (other than those held by a 41%-or-more stockholder and certain other specified persons) will automatically, without any further action of the Board of Directors, be exchanged for shares of Common Stock of the Company at an exchange rate of one share of Common Stock per Right simultaneous with any Person becoming a 41%-or-more stockholder

(c)      Exhibits:
         --------

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

  2.1   Amendment No. 1 to Purchase Agreement, dated August 31, 2000, among the Company and certain of its subsidiaries and Bemis
        Company, Inc. (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the fiscal quarter ended September 30, 2000
        filed November 15, 2000).                                           *

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

  4.3   Rights Agreement, dated as of June 26, 1996, between the
        Company and Harris Trust and Savings Bank, as Rights Agent (incorporated herein by reference to Exhibit 4.1 of Form 8-K
        dated June 26, 1996 filed June 28, 1996).                           *

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

 10.7   Non-Employee Directors' Compensation Plan (incorporated
        herein by reference to Appendix B of the Company's Proxy
        Statement for its 1996 Annual Meeting of Stockholders). +           *

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

 10.10  Amended and Restated Employment Agreement, effective
        March 27, 1996, between the Company and F. Edward
        Gustafson (incorporated herein by reference to
        Exhibit 10.20 to Form 10-Q for the fiscal quarter
        ended June 25, 1998 filed August 10, 1998). +                       *

 10.11  Corporate Office Severance Pay Policy (incorporated herein by reference to Exhibit 10.21 to Form 10-Q for the fiscal
        quarter ended June 26, 1997 filed August 11, 1997). +               *

 10.12  Amendment to Viskase Companies, Inc. 1999 Parallel
        Non-Qualified Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on
        Form S-8, #333-33508, filed on March 29, 2000). +                   *

 10.13  Viskase Corporation Severance Pay Policy (incorporated herein by reference to Exhibit 10.34 to Form 10-K for the year
        ended December 31, 1999, filed September 22, 2000). +               *

 10.14  Agreement dated as of March 3, 2000, between Viskase
        Corporation and State Street Bank and Trust Company
        relating to the Lease Agreement dated as of December 18,
        1990, among Viskase Corporation (the Lessee), and State
        Street Bank and Trust Company (the Lessor), as successor
        trustee to Fleet National Bank formerly known as Shawmut
        Bank Connecticut, National Association, formerly known as
        The Connecticut National Bank as Owner Trustee under the
        Trust Agreement (incorporated by reference herein to
        Exhibit 10.35 to Form 10-Q for the fiscal quarter ended
        March 31, 2000 filed September 25, 2000).                           *



+     Management contract or compensatory plan or arrangement.
*     Previously filed by the Company, incorporated by reference.

Exhibit No.     Description of Exhibits                                  Page
-----------------------------------------------------------------------------

 10.15  Extension executed March 9, 2000 of Agreement dated as of March 3, 2000, between Viskase Corporation and State
        Street Bank and Trust Company relating to the Lease Agreement dated as of December 18, 1990, among Viskase Corporation
        (the Lessee) and State Street Bank and Trust Company (the
        Lessor), as successor trustee to Fleet National Bank formerly known as Shawmut Bank Connecticut, National Association,
        formerly known as The Connecticut National Bank as Owner
        Trustee under the Trust Agreement (incorporated by reference herein to Exhibit 10.36 to Form 10-Q for the fiscal quarter
        ended March 31, 2000 filed September 25, 2000).                     *

 10.16  Extension executed March 23, 2000 of Agreement dated as of
        March 3, 2000, between Viskase Corporation and State
        Street Bank and Trust Company relating to the Lease
        Agreement dated as of December 18, 1990, among Viskase
        Corporation (the Lessee) and State Street Bank and
        Trust Company (the Lessor), as successor trustee to
        Fleet National Bank formerly known as Shawmut Bank
        Connecticut, National Association, formerly known as
        The Connecticut National Bank as Owner Trustee under
        the Trust Agreement (incorporated by reference herein
        to Exhibit 10.37 to Form 10-Q for the fiscal quarter
        ended March 31, 2000 filed September 25, 2000).                     *

 10.17  Extension executed March 30, 2000 of Agreement dated as of March 3, 2000, between Viskase Corporation and
        State Street Bank and Trust Company relating to the
        Lease Agreement dated as of December 18, 1990, among
        Viskase Corporation (the Lessee) and State Street
        Bank and Trust Company (the Lessor), as successor
        trustee to Fleet National Bank formerly known as
        Shawmut Bank Connecticut, National Association,
        formerly known as The Connecticut National Bank
        as Owner Trustee under the Trust Agreement
       (incorporated by reference herein to Exhibit 10.38 to
        Form 10-Q for the fiscal quarter ended March
        31, 2000 filed September 25, 2000).                                 *

 10.18  Agreement and Amendment dated as of April 13, 2000,
        between Viskase Corporation (the Lessee) and State Street
        Bank and Trust Company (the Lessor) as Owner Trustee
        under the Trust Agreement relating to the Lease Agreement
        dated as of December 18, 1990 (as amended and supplemented to the date hereof, between the Lessee and the Lessor, as
        successor trustee to Fleet National Bank formerly known
        as Shawmut Bank Connecticut, National Association,
        formerly known as The Connecticut National Bank
        (incorporated herein by reference to Exhibit 10.39 to Form 10Q for the fiscal quarter ended June 30, 2000 filed
        September 25, 2000).                                                *

 10.19  Letter Agreement dated June 13, 2000, from GECC re
        (i) Financing Agreement dated as of June 14, 1999,
        among The CIT Group/Business Credit, Inc., the lenders
        party thereto and Viskase Corporation and Viskase Sales
        Corporation, (ii) a Financing Agreement dated as of
        June 14, 1999 among D.P. Kelly & Associates, L.P. and
        Viskase, and (iii) a Financing Agreement dated as of
        June 14, 1999, among the lenders party thereto and
        Viskase (incorporated herein by reference to Exhibit
        10.40 to Form 10Q for the fiscal quarter ended June
        30, 2000 filed September 25, 2000).                                 *




+     Management contract or compensatory plan or arrangement.
*     Previously filed by the Company, incorporated by reference.

Exhibit No.     Description of Exhibits                                  Page
-----------------------------------------------------------------------------

 10.20  Amendment No. 1 dated as of June 30, 2000, to the Letter
        Agreement and Amendment dated as of April 13, 2000, between
        Viskase Corporation and State Street Bank and Trust Company,
        as Owner Trustee under the Trust Agreement relating to the
        Lease Agreement dated as of December 18, 1990 as amended and supplemented to the date hereof, (incorporated herein by reference to Exhibit 10.44 to Form 10Q for the fiscal quarter
        ended June 30, 2000 filed September 25, 2000).                      *

 10.21  Viskase Corporation Management Incentive Plan for Fiscal Year
        2001. +                                                            **

 10.22 Agreement and Waiver dated as of March 22, 2001 between Viskase Corporation (the Lessee) and State Street Bank and Trust
        Company (the Lessor) relating to Participation Agreement dated December 18, 1990 among Viskase Corporation, as Lessee, Viskase Companies, Inc. as Guarantor, General Electric Capital
        Corporation, as Owner Participant, and State Street Bank and
        Trust Company, as Owner Trustee, (incorporated herein by
        reference to Exhibit 10.36 of Form 10-Q for the fiscal
        quarter ended March 31, 2001 filed May 16, 2001).                   *

 10.23  Master Letter of Credit Agreement dated June 29, 2001 between
        Viskase Corporation and LaSalle Bank National Association
        (incorporated herein by reference to Exhibit 10.37 of the
        Form 10-Q for the fiscal quarter ended June 30, 2001 filed
        August 15, 2001).                                                   *

 10.24  Amendment No. 1 (the "Amendment") dated October 27, 2001 to the Rights Agreement dated June 26, 1996 (the "Agreement")
        between Envirodyne Industries, Inc., a Delaware corporation (now known as Viskase Companies, Inc. and Harris Trust Savings Bank,
        an Illinois banking corporation (the "Rights Agent")
        (incorporated herein by reference to Exhibit 4 to Form 8-K
        filed October 29, 2001).                                            *

 10.25  Agreement and waiver dated August 2, 2001 between Viskase
        Corporation and State Street Bank and Trust Company as
        Owner Trustee, relating to Participation Agreement dated
        December 18, 1990 (incorporated herein by reference to
        Exhibit 10.38 to Form 10-Q for the fiscal quarter ended
        September 30, 2001 filed November 14, 2001).                        *

 10.26 Amendment dated August 30, 2001 to the Amended and Restated Employment Agreement, effective March 27, 1996, between
        F. Edward Gustafson and Viskase Companies, Inc. +                  **

 10.27  Employment Agreement dated August 30, 2001 between Viskase
        Corporation and F. Edward Gustafson. +                             **

 10.28 Amendment dated November 1, 2001 to the Amended and Restated Employment Agreement, effective March 27, 1996 between
        F. Edward Gustafson and Viskase Companies, Inc. +                  **

 10.29  Amendment dated November 1, 2001 to the Employment Agreement between F. Edward Gustafson and Viskase Corporation dated
        August 30, 2001. +                                                 **




+     Management contract or compensatory plan or arrangement.
*     Previously filed by the Company, incorporated by reference.
**     Filed herewith.

Exhibit No.     Description of Exhibits                                  Page
-----------------------------------------------------------------------------

 10.30  Employment Agreement dated November 29, 2001 by and among
        Viskase Companies, Inc., Viskase Corporation and Gordon
        S. Donovan. +                                                      **

 10.31  Employment Agreement dated November 29, 2001 by and among
        Viskase Companies, Inc., Viskase Corporation and Kimberly
        K. Duttlinger. +                                                   **

 10.32  Amendment No. 2 (the "Amendment") dated December 20, 2001 to the Rights Agreement dated June 26, 1996 (the "Agreement")
        between Envirodyne Industries, Inc., a Delaware corporation
        (now known as Viskase Companies, Inc. and Harris Trust Savings
        Bank, an Illinois banking corporation (the "Rights Agent") (incorporated herein by reference to Exhibit 4 to Form 8-K
        filed January 4, 2002).                                             *

 10.33  Waiver, Forbearance and Consent Agreement dated as of December
        21, 2001 between Viskase Corporation and State Street Bank and
        Trust Company, as Owner Trustee, and General Electric Capital Corporation, as Owner Participant relating to the Lease
        Agreement dated December 18, 1990.                                 **

 10.34 Amendment No. 1 dated as of January 17, 2002 to the Waiver, Forbearance and Consent Agreement dated as of December 21,
        2001 between Viskase Corporation and State Street Bank and
        Trust Company, as Owner Trustee, and General Electric
        Capital Corporation, as Owner Participant relating to the
        Lease Agreement dated December 18, 1990.                           **

 21.1   Subsidiaries of the registrant.                                    **

 23.1   Consent of independent accountants.                                **



+     Management contract or compensatory plan or arrangement.
*     Previously filed by the Company, incorporated by reference.
**     Filed herewith.



(d)  Financial statement schedules required by Regulation S-X.            F-1
     ---------------------------------------------------------

                                     SIGNATURES
                                     ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISKASE COMPANIES, INC.
                                          (Registrant)

                                          By: /s/
                                              -----------------------
                                              F. Edward Gustafson
                                              Chairman, Chief Executive
                                              Officer and President

                                          By: /s/
                                              -----------------------
                                              Gordon S. Donovan
                                              Vice President, Chief Financial
                                              Officer and Treasurer

Date: April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 1st day of April 2002.


/s/                                         /s/
------------------------------              ------------------------------
F. Edward Gustafson                         Gordon S. Donovan
Chairman of the Board, Chief                Vice President, Chief Financial
Executive Officer and President             Officer and Treasurer (Principal
(Principal Executive Officer)               Financial and Accounting Officer)


/s/                                         /s/
------------------------------              ------------------------------
Robert N. Dangremond (Director)             Gregory R. Page (Director)


               VISKASE COMPANIES, INC. AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Report of independent accountants...........................................  F-2

     Consolidated balance sheets, December 31, 2001 and
      December 31, 2000 ....................................................  F-3

     Consolidated statements of operations, for the years ending
      December 31, 2001 and December 31, 2000
      December 31, 1999 ....................................................  F-4

     Consolidated statements of stockholders' deficit, for the
      years ending December 31, 2001 and December 31, 2000
      and December 31, 1999 ................................................  F-5

     Consolidated statements of cash flows, for the years ending
      December 31, 2001 and December 31, 2000 and for
      December 31, 1999  ...................................................  F-7

     Notes to consolidated financial statements.............................  F-8


FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

     Schedule II - Valuation and qualifying accounts........................  F-33

     Exhibit 21.1 Subsidiaries of the registrant............................  F-34

     Exhibit 23.1 Consent of independent accountants........................  F-35



                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Viskase Companies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 19 present fairly, in all material respects, the financial position of Viskase Companies, Inc. and its subsidiaries (Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)
(2) on page 19 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's current cash position and operating cash flows were insufficient to pay the principal and accrued interest on the 10.25% Notes which matured on December 1, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





PricewaterhouseCoopers LLP
Chicago, Illinois
March 22, 2002


                                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                                December 31
                                                           ----------------------
                                                            2001            2000
                                                           ------          ------
                                                               (in thousands)
ASSETS
  Current assets:
    Cash and equivalents                                  $ 25,540       $ 55,350
    Restricted cash                                         26,558         41,038
    Receivables, net                                        25,838         27,334
    Inventories                                             29,064         39,405
    Other current assets                                     9,691         23,168
                                                          --------       --------
      Total current assets                                 116,691        186,295

  Property, plant and equipment,
    including those under capital leases                   233,637        240,110
    Less accumulated depreciation
      and amortization                                     127,338        110,845
                                                          --------       --------
    Property, plant and equipment, net                     106,299        129,265

  Deferred financing costs, net                              2,024            184
  Other assets                                               9,014          6,620
                                                          --------       --------
          Total Assets                                    $234,028       $322,364
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
    Short-term debt including current portion
      of long-term debt and obligations
      under capital leases                                $236,059       $200,676
    Accounts payable                                         9,784         15,887
    Accrued liabilities                                     48,203         73,309
    Current deferred income taxes                            1,597          3,381
                                                          --------       --------
      Total current liabilities                            295,643        293,253

  Long-term debt including obligations
    under capital leases                                       194         73,183

  Accrued employee benefits                                 51,116         40,773
  Noncurrent deferred income taxes                          25,128         22,552

  Commitments and contingencies

  Stockholders' (deficit):
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      issued and outstanding, 15,317,112 shares
      at December 31, 2001 and
      15,276,764 shares at December 31, 2000                   153            153
    Paid in capital                                        138,014        137,967
    Accumulated (deficit)                                 (272,574)      (247,048)
    Accumulated other comprehensive (loss) gain             (3,461)         1,840
    Unearned restricted stock issued
      for future service                                      (185)          (309)
                                                          --------       --------
        Total stockholders' (deficit)                     (138,053)      (107,397)
                                                          --------       --------
          Total Liabilities and Stockholders' deficit     $234,028       $322,364
                                                          ========       ========

The accompanying notes are an integral part of the consolidated financial statements.



                               VISKASE COMPANIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           Years Ended December 31
                                                        ------------------------------
                                                         2001         2000       1999
                                                       -------       ------     ------
                                               (in thousands, except for number of shares
                                                          and per share amounts)

NET SALES                                               $189,315     $200,142   $225,767


COSTS AND EXPENSES
  Cost of sales                                          156,258      157,560    166,079
  Selling, general and administrative                     40,027       39,374     41,854
  Amortization of intangibles                              2,000        2,000      2,000
  Restructuring charges                                    4,766       94,910
                                                        --------     --------   --------

OPERATING (LOSS) INCOME                                  (13,736)     (93,702)    15,834

  Interest income                                          2,479        2,299        375
  Interest expense                                        25,520       45,406     44,403
  Other expense, net                                       3,445        5,330      3,923
  Patent infringement settlement income, net                           46,900
                                                        --------     --------   --------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE TAXES                                           (40,222)     (95,239)   (32,117)

  Income tax (benefit) provision                          (3,370)         728     (2,190)
                                                        --------     --------   --------

NET (LOSS) FROM CONTINUING OPERATIONS                    (36,852)     (95,967)   (29,927)

DISCONTINUED OPERATIONS:

  Income (loss) from discontinued operations
    net of income taxes (Note 12)                                       3,435     (1,831)

  Gain on sale from discontinued operations
    net of income tax provision of $0 in 2001 and
    $6,633 in 2000                                         3,189       68,185
                                                        --------     --------   --------

NET (LOSS) BEFORE
  EXTRAORDINARY ITEM                                     (33,663)     (24,347)   (31,758)

  Extraordinary gain on early extinguishment of
    debt net of income tax provision of $0 in 2001
    and $633 in 2000                                       8,137        6,511
                                                        --------     --------   --------

NET (LOSS)                                               (25,526)     (17,836)   (31,758)

  Other comprehensive (loss) income, net of
    tax (see Note 20)
     Foreign currency translation adjustments               (129)      (2,730)    (1,542)
     Reclassification of foreign currency
       translation adjustment for discontinued
       operations                                                       2,532
     Minimum pension liability adjustments                (5,172)
                                                        --------     --------   --------
  Other comprehensive (loss) net
    of tax                                                (5,301)        (198)    (1,542)
                                                        --------     --------   --------

COMPREHENSIVE (LOSS)                                    $(30,827)    $(18,034)  $(33,300)
                                                        ========     ========   ========


                                VISKASE COMPANIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)
                                                           Years Ended December 31
                                                       -------------------------------
                                                         2001         2000       1999
                                                       -------       ------     ------
                                               (in thousands, except for number of shares
                                                          and per share amounts)


WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                               15,309,616    15,126,670   14,949,965
                                                    ==========    ==========   ==========


PER SHARE AMOUNTS:

NET (LOSS) EARNINGS PER SHARE
  - basic and diluted

  Continuing operations                             $(2.41)        $(6.34)       $(2.00)

  Discontinued operations:
    Income (loss) from discontinued operations                        .23          (.12)

    Gain on sale from discontinued operations          .21           4.50
                                                    ------         ------        ------

  (Loss) before extraordinary item                   (2.20)         (1.61)        (2.12)

    Extraordinary gain                                 .53            .43
                                                    ------         ------        ------

Net (Loss)                                          $(1.67)        $(1.18)       $(2.12)
                                                    ======         ======        ======


The accompanying notes are an integral part of the consolidated financial statements.



                                 VISKASE COMPANIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                   Accumulated Other
                                                                Comprehensive (Loss) Gain
                                                                -------------------------
                                                                Foreign        Minimum     Restricted
                                                     Accumu-    Currency       Pension      Stock        Total
                                Common   Paid In    lated     Translation   Liability    Issued For      Equity
                                Stock    Capital   (Deficit)  Adjustments   Adjustments  Future Service  (Deficit)
                                ------   -------    --------  -----------   -----------  --------------  ---------
                                                             (in thousands)

Balance December 31, 1998       $149     $136,715   $(197,454)   $4,693        $           $ (10)        $ (55,907)
Net (loss)                                            (31,758)                                             (31,758)
Issuance of Common Stock           2          739                                             10               751
Other comprehensive (loss)                                       (2,528)                                    (2,528)
                               -----     --------    --------    ------        -------     -----         ---------
Balance December 31, 1999        151      137,454    (229,212)    2,165                                    (89,442)
Net (loss)                                            (17,836)                                             (17,836)
Issuance of Common Stock           2          513                                           (309)              206
Other comprehensive (loss)                                         (325)                                      (325)
                               -----     --------    --------    ------        -------     -----         ---------
Balance December 31, 2000        153      137,967    (247,048)    1,840                     (309)         (107,397)
Net (loss)                                            (25,526)                                             (25,526)
Issuance of Common Stock                       47                                            124               171
Other comprehensive (loss)                                         (129)        (5,172)                     (5,301)
                               -----     --------    --------    ------        -------     -----         ---------
Balance December 31, 2001       $153     $138,014   $(272,574)   $1,711        $(5,172)    $(185)        $(138,053)
                               =====     ========   =========    ======        =======     =====         =========



The accompanying notes are an integral part of the consolidated financial statements.


                                                    VISKASE COMPANIES, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31
                                                                  --------------------------------
                                                                   2001         2000         1999
                                                                  ------       ------       ------
                                                                          (in thousands)
Cash flows from operating activities:
  Net (Loss)                                                      $(25,526)    $(17,836)    $(31,758)

  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization under capital leases           21,125       30,427       38,672
       Amortization of intangibles                                   2,000        4,000        5,000
       Amortization of deferred financing fees and discount            185        4,860        3,658
       (Decrease) increase in deferred income taxes                   (698)         407       (4,989)
       Foreign currency transaction loss                               533          857          190
       Loss (gain) on disposition of assets                         (2,807)     (74,541)         630
       Bad debt provision                                              425          433        1,239
       Net property, plant and equipment write-off                   4,766       55,482
       Extraordinary (gain) on debt extinguishment                  (8,137)      (7,144)

       Changes in operating assets and liabilities
          (net of effects of dispositions):
          Receivables                                                  803       20,431       (3,896)
          Inventories                                                9,596        8,617       12,038
          Other current assets                                       6,361      (12,733)         233
          Accounts payable and accrued liabilities                 (30,111)         (50)     (13,845)
          Other                                                      3,984        3,064          192
                                                                  --------     --------     --------
       Total adjustments                                             8,025       34,110       39,122
                                                                  --------     --------     --------

       Net cash (used in) provided by operating activities         (17,501)      16,274        7,364

Cash flows from investing activities:
   Capital expenditures                                             (5,882)     (13,735)     (27,943)
   Proceeds from disposition of assets                              11,156      235,844          623
   Restricted cash                                                  14,480      (41,038)
                                                                  --------     --------     --------
       Net cash provided by (used in) investing activities          19,754      181,071      (27,320)

Cash flows from financing activities:
   Issuance of common stock                                            171          206          751
   Proceeds from revolving loan and long-term borrowings                                     123,776
   Deferred financing costs                                         (2,047)      (2,092)      (5,796)
   Repayment of revolving loan, long-term borrowings and
      capital lease obligations                                    (29,448)    (146,119)    (100,971)
                                                                  --------     --------     --------
        Net cash (used in) provided by financing activities        (31,324)    (148,005)      17,760

Effect of currency exchange rate changes on cash                      (739)        (233)        (589)
                                                                  --------     --------     --------
Net (decrease) increase in cash and equivalents                    (29,810)      49,107       (2,785)
Cash and equivalents at beginning of period                         55,350        6,243        9,028
                                                                  --------     --------     --------
   Cash and equivalents at end of period                          $ 25,540     $ 55,350     $  6,243
                                                                  ========     ========     ========




Supplemental cash flow information and noncash investing and financing activities:

   Interest paid                                                   $12,006      $50,327      $43,190
   Income taxes paid                                               $ 4,690      $   750      $ 3,531
   Capital lease obligations (machinery and equipment)             $     0      $   694      $   345


The accompanying notes are an integral part of the consolidated financial statements.




                        VISKASE COMPANIES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GOING CONCERN PRESENTATION

Viskase Companies, Inc. (Company) consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Except for the classification of certain debt as discussed in Note 8, the consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company's cash flows from operations were insufficient to pay the 10.25% Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163.1 million principal and $8.4 million interest that became due at that time. In September 2001, certain of the holders of the 10.25% Notes formed a committee (Committee) to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs (Restructuring). No assurances can be given that an agreement will be reached with the Committee or what the terms of any such agreement would be. The Company believes that the likely result of the Restructuring or any other restructuring of the Company's capital structure would be the substantial dilution or effective elimination of the current common stock of the Company. The Committee retained legal counsel, the fees and expenses of which are being paid by the Company, and the Company and the Committee are engaged in negotiations with respect to the Restructuring.

GECC, Viskase's equipment lessor has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) Viskase's late payment of the basic rent payment due on November 1, 2001 or the late reinstatement of the rent letter of credit, (ii) Viskase's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on September 30, 2001 and December 31, 2001, (iii) Viskase's failure to deliver any documents required to be delivered, (iv) the failure by the Company to pay the 10.25% Notes at maturity and (v) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code; provided, however, that the waiver granted pursuant to the foregoing clause (v) shall be rescinded if the Company shall be a debtor under Chapter 11 of the Bankruptcy Code on or after June 30, 2002. Furthermore, GECC agreed to forbear until June 30, 2002 from exercising its rights and remedies under the lease for failure to meet the Fixed Charge Coverage Ratio for the fiscal quarter ending on March 31, 2002. There is no agreement with GECC to extend the forbearance beyond June 30, 2002, and the Company can make no assurance that any extension will be received.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Principles of consolidation

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation.

(B)  Reclassification

Reclassifications have been made to the prior years' financial statements to conform to the 2001 presentation.

(C)  Use of estimates in the preparation of financial statements

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company's financial statements, including, among other things, pensions and other postretirement benefits and related disclosures, inventories valued under the last-in-first-out (LIFO) method, reserves for excess and obsolete inventory, restructuring charges and income taxes. Management bases its estimates on historical experience and other assumptions that they believe is reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a significant impact on the Company's consolidated financial statements.

(D)  Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $44,840 and $47,902 of short-term investments at December 31, 2001 and December 31, 2000, respectively. The 2001 restricted cash is principally cash held as collateral for outstanding letters of credit with commercial banks.

(E)  Inventories

Domestic inventories are valued primarily at the lower of last-in first-out
(LIFO) cost or market. Remaining amounts, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

(F)  Property, plant and equipment

The Company carries property, plant and equipment at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees directly associated with the project. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 2 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations.

(G)  Deferred financing costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

(H)  Patents (dollars in thousands)

Patents are amortized on the straight-line method over an estimated average useful life of ten years. Patent defense costs are capitalized. There were no capitalized patent defense costs at December 31, 2001.

Patent defense costs of $7,850 were written off at the time of the settlement of certain patent litigation in 2000 (See Note 15).

(I)  Long-lived assets

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


(J)  Accounts Payable (dollars in thousands)

The Company's cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $721 and $2,114 at December 31, 2001 and December 31, 2000, respectively, are not deducted from cash but are reflected in accounts payable in the consolidated balance sheets.

(K)  Pensions and other postretirement benefits

The North American operations of Viskase and the Company's operations in Europe have defined benefit retirement plans covering substantially all salaried and full time hourly employees. Pension cost is computed using the projected unit credit method. The Company's funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations.

The North American operations of Viskase have postretirement health care and life insurance benefits. The Company accrues for the accumulated postretirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions.

(L)  Income taxes

Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis.

(M)  Net (loss) per share

Net (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year. No effect has been given to options outstanding under the Company's stock option plan, as their effect is anti-dilutive.

(N)  Other comprehensive income

Comprehensive income includes all other non-shareholder changes in equity. As of December 31, 2001, changes in other comprehensive income primarily resulted from changes in foreign currency translation adjustments and on a minimum pension liability adjustment.

(O)  Revenue recognition

Substantially all of the Company's revenues are recognized at the time products are shipped to customers, under F.O.B. Shipping Point and F.O.B. Port Terms. Revenues are net of any discounts and allowances. The Company records all related shipping and handling costs as a component of cost of goods sold. The SEC's SAB No. 101, "Revenue Recognition in Financial Statements", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

(P)  Futures contracts

The Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the loss on the change in fair value of the futures contracts was recorded in other expense and not material for disclosure.

(Q)  Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro forma net income and earnings per share under the new method. The Company has not adopted fair value accounting, and, accordingly, no compensation cost has been recognized for employee stock-based compensation. The Company has complied with the disclosure requirements of SFAS 123 (see Note 19).

(R)  Accounting standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". The provisions of this statement apply to all business combinations initiated after June 30, 2001. Management believes that adoption of Statement 141 will not have a material effect on the Company's financial statements.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. Management believes that adoption of Statement 143 will not have a material effect on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."
This statement supersedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired and disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes that adoption of Statement No. 144 will not have a material effect on the Company's financial statements.

3.  RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $1,470 and $1,675 at December 31, 2001 and December 31, 2000, respectively.

Viskase Companies, Inc. has a broad base of customers, with no single customer accounting for more than 6% of sales.


4.  INVENTORIES (dollars in thousands)

Inventories consisted of:

                       2001      2000
                      ------    ------

Raw materials        $  3,173  $  2,867
Work in process        13,131    17,827
Finished products      12,760    18,711
                     --------  --------
                      $29,064   $39,405
                     ========  ========

Approximately 54% and 56% of the Company's inventories at December 31, 2001, and December 31, 2000, respectively, were valued at LIFO. At December 31, 2001 and December 31, 2000 the LIFO values exceeded current manufacturing cost by approximately $799 and $4,521, respectively. During 2001, the Company wrote down $3,612 of LIFO inventories to its lower of cost or market value. The charge is included in cost of sales. Inventories were net of reserves for obsolete and slow moving inventory of $2,816 and $5,029 at December 31, 2001 and December 31, 2000, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                       2001        2000
                                      ------      -------
Property, plant and equipment:
  Land and improvements              $  4,468     $ 4,925
  Buildings and improvements           26,242      32,159
  Machinery and equipment             111,193     109,490
  Construction in progress              2,797       4,599
Capital leases:
  Machinery and equipment              88,937      88,937
                                     --------    --------
                                     $233,637    $240,110
                                     ========    ========


Capitalized interest in 2001, 2000, and 1999 totaled $290, $443, and $3,206, respectively. Maintenance and repairs charged to costs and expenses for 2001, 2000, and 1999, aggregated $12,789, $22,836, and $25,070, respectively. The decrease in maintenance and repairs expense is due to the sale of the Films Business in August of 2000. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of land and improvements range from 15 to 30 years; building and improvements range from 10 to 32 years; and machinery and equipment, including capital leases, range from 2 to 15 years.

Land and buildings include property held for sale. The properties have a net book value of $4,678 and $9,424 at December 31, 2001 and December 31, 2000, respectively.

6.  OTHER ASSETS (dollars in thousands)

                                         2001       2000
                                       -------    -------

Patents                                $20,000    $20,000
  Less accumulated amortization         16,000     14,000
                                       -------    -------
    Patents, net                         4,000      6,000
Miscellaneous                            5,014        620
                                       -------    -------
                                       $ 9,014    $ 6,620
                                       =======    =======

Patents are amortized on the straight-line method over an estimated average useful life of ten years. Included in the 2001 miscellaneous is an income tax refund receivable in the amount of $3,949.

7.  ACCRUED LIABILITIES (dollars in thousands)

Accrued liabilities were comprised of:

                                                2001        2000
                                               ------      ------

Compensation and employee benefits            $10,668     $19,715
Taxes                                           3,070       8,255
Accrued volume and sales discounts              2,124       2,097
Restructuring (see Note 11)                    15,094      27,138
Accrued Interest                                9,821       1,646
Other                                           7,426      14,458
                                              -------     -------
                                              $48,203     $73,309
                                              =======     =======

8.  DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                                2001        2000
                                               ------      -------

Short-term debt, current maturity of long-term debt and capital lease obligations:

  Viskase Capital Lease Obligation           $ 72,855    $  8,750
  10.25% Senior Notes due 2001                163,060     191,703
  Other                                           144         223
                                             --------    --------

    Total short-term debt                    $236,059    $200,676
                                             ========    ========


Long-term debt:

  Viskase Capital Lease Obligation           $           $ 72,855
  Other                                           194         328
                                             --------    --------

      Total long-term debt                   $    194    $ 73,183
                                             ========    ========


10.25% Notes

The Company's cash flows from operations were insufficient to pay the 10.25% Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163.1 million principal and $8.4 million interest that became due at that time. In September 2001, certain of the holders of the 10.25% Notes formed a committee (Committee) to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs (Restructuring). No assurances can be given that an agreement will be reached with the Committee or what the terms of any such agreement would be. The Company believes that the likely result of the Restructuring or any other restructuring of the Company's capital structure would be the substantial dilution or effective elimination of the current common stock of the Company. The Committee retained legal counsel, the fees and expenses of which are being paid by the Company, and the Company and the Committee are engaged in negotiations with respect to the Restructuring.


The Company believes, after consultation with its advisors, that it would be in the best interest of the Company to enter into a consensual (prepackaged) plan of restructuring, agreed to by GECC and the Committee, that would be implemented in accordance with Chapter 11 of the United States Bankruptcy Code. The Company believes that this form of restructuring can be consummated more quickly and with less disruption than a Chapter 11 filing without any agreement with its creditors. If the Company is unable to reach an agreement with its creditors, the Company will be required to file under Chapter 11 to reorganize its capital structure. The Company expects that during the pendency of a Chapter 11 case it will operate in the ordinary course with respect to its customers, suppliers and employees.

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

The Company has from time to time purchased 10.25% Notes in open market or privately negotiated transactions, with the effect that as of December 31, 2001 there was $163.1 million principal amount of 10.25% Notes outstanding, net of repurchase. The Company recognized an $8.1 million gain on the repurchase of the 10.25% Notes during the year ended December 31, 2001.

Letter of Credit Facility

Letters of credit in the amount of $25.8 million were outstanding under a letter of credit facility with commercial banks, and were cash collateralized at December 31, 2001.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

The Company anticipates that it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements during 2002.

GECC

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

    February 28, 2002      $11,749
    February 28, 2003       23,499
    February 28, 2004       23,499
    February 28, 2005       23,500

On February 28, 2002, the Company paid the scheduled lease payment of $11,749.


GECC, Viskase's equipment lessor has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) Viskase's late payment of the basic rent payment due on November 1, 2001 or the late reinstatement of the rent letter of credit, (ii) Viskase's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on September 30, 2001 and December 31, 2001, (iii) Viskase's failure to deliver any documents required to be delivered, (iv) the failure by the Company to pay the 10.25% Notes at maturity and (v) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code; provided, however, that the waiver granted pursuant to the foregoing clause (v) shall be rescinded if the Company shall be a debtor under Chapter 11 of the Bankruptcy Code on or after June 30, 2002. Furthermore, GECC agreed to forbear until June 30, 2002 from exercising its rights and remedies under the lease for failure to meet the Fixed Charge Coverage Ratio for the fiscal quarter ending on March 31, 2002. There is no agreement with GECC to extend the forbearance beyond June 30, 2002, and the Company can make no assurance that any extension will be received.

The following is a schedule of minimum future lease payments under the GECC capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2001:

Year ending December

    2002                                 $11,749
    2003                                  23,499
    2004                                  23,499
    2005                                  23,500
                                         -------
    Net minimum lease payments            82,247
    Less: Amount representing interest    (9,392)
                                         -------
                                         $72,855
                                         =======


Other

The fair value of the Company's debt obligation (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At December 31, 2001, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligations) were $163.1 million and $45.7 million respectively.

There were no short-term borrowings in 2001.

Aggregate maturities of debt for each of the next five years are:



                            GECC (1)    Other      Total
                            --------    -----    ---------

        2002                $ 8,749     $144     $ 8,893
        2003                 19,306      128      19,434
        2004                 21,300               21,300
        2005                 23,500               23,500
        2006
        Thereafter                        66          66
                            -------     ----     -------
        Total               $72,855     $338     $73,193
                            =======     ====    ========


(1) The GECC capital lease obligations were classified as current in the financial statements due to covenant restrictions. However, the lease payment maturities above conform to contractual payments under the lease.


9.  OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, are:

    2002                              $ 1,739
    2003                                1,587
    2004                                1,477
    2005                                1,356
    2006                                1,371
    Total thereafter                    3,669
                                      -------
    Total minimum lease payments      $11,199
                                      =======

Total rent expense during 2001, 2000, and 1999 amounted to $1,682, $2,122, and $2,561, respectively.


10.  RETIREMENT PLANS

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 31, 2001, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service. The Company's policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).

As of the date that the Company acquired the Viskase subsidiaries, the former owner of the Viskase operations assumed the liability for the accumulated benefit obligation under its plans. The effect of expected future compensation increases on benefits accrued is recorded as a liability on the Company's consolidated balance sheets.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS PLANS - NORTH AMERICA (dollars in thousands):


                                                      Pension Benefits      Other Benefits
                                                      ----------------      --------------
                                                      2001        2000        2001       2000
                                                     ------      ------      ------     ------
ACCUMULATED BENEFIT OBLIGATION (ABO)                  $  93,215    $  83,022

CHANGE IN BENEFIT OBLIGATION

Projected benefit obligation at beginning of year      $103,641     $108,239   $41,404    $41,866
Adjustment to actual                                         (3)     (10,492)              (3,139)
Service cost                                              1,806        2,888       762        971
Interest cost                                             7,347        7,347     3,021      3,106
Actuarial losses (gain)                                   1,946        2,772     1,458      5,100
Benefits paid                                            (7,136)      (5,814)   (1,877)    (1,361)
Effect of special termination benefits                                 4,732
Effect of settlement/curtailments                                     (5,849)              (5,059)
Translation                                                (350)        (182)     (153)       (80)
                                                       --------     --------   -------    -------
Estimated benefit obligation at end of year            $107,251     $103,641   $44,615    $41,404
                                                       ========     ========   =======    =======

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year        $  98,687    $  92,413   $          $
Adjustment to actual                                                  (1,317)
Actual return on plan assets                             (6,308)       3,671
Employer contribution                                     4,162        9,939     1,877      1,361
Benefits paid                                            (7,136)      (5,814)   (1,877)    (1,361)
Translation                                                (347)        (205)
                                                      ---------    ---------   -------    -------
Estimated fair value of plan assets at end of year    $  89,058     $ 98,687   $     0    $     0
                                                      =========     ========   =======    =======

RECONCILIATION OF ACCRUED BENEFIT COST, AT YEAR END

Funded status                                         $ (18,193)    $ (4,954)  $(44,615)  $(41,404)
Unrecognized actuarial (gain) loss
Unrecognized net pension obligation
Unrecognized net (gain) loss                             13,117       (3,673)     5,118      3,796
Unrecognized prior service cost                             499          566
                                                      ---------     --------   --------   --------
Accrued benefit cost                                     (4,577)    $ (8,061)  $(39,497)  $(37,608)
                                                      $========      ========   ========   ========

AMOUNTS RECOGNIZED IN STATEMENT OF
  FINANCIAL POSITION

Prepaid benefit cost
Accrued benefit liability                             $ (10,134)    $ (8,205)
Intangible asset                                            385          144
Accumulated other comprehensive income                    5,172
                                                      ---------     --------
Net amount recognized                                 $  (4,577)    $ (8,061)
                                                      =========     ========

The change in benefit obligation and change in plan assets ending balances are based on estimates and are retroactively adjusted to actual.

<CAPTION
                                                      Pension Benefits    Other Benefits
                                                      ----------------    --------------
                                                       2001      2000     2001      2000
                                                      ------    ------   ------    ------
WEIGHTED AVERAGE ASSUMPTIONS
  AS OF END OF YEAR

Discount rate                                          7.22%     7.50%     7.23%     7.46%
Expected return on plan assets                         8.81%     9.00%
Rate of compensation increase                          4.25%     4.25%


For measurement purposes, an 8.0% and 11% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2001 for the U.S. and Canadian plans, respectively. The rates were assumed to decrease gradually to 6.5% and 5.0% in 2005 and remain at that level thereafter for the U.S. and Canadian plans, respectively.


COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                           $1,806    $2,888    $  762   $  971
Interest cost                                           7,347     7,347     3,021    3,106
Expected return on plan assets                         (8,627)   (8,541)
Amortization of net pension obligation                               33
Amortization of prior service cost                         67       126                 53
Amortization of actuarial (gain) loss                      91      (119)      136      443
                                                       ------    ------    ------   ------
Net periodic benefit cost                                 684     1,734     3,919    4,573
FAS No. 88 curtailment (gain) loss                                 (950)               597
                                                       ------    ------    ------   ------
Total net periodic benefit cost                        $  684    $  784    $3,919   $5,170
                                                       ======    ======    ======   ======


The Films Business was sold effective August 31, 2000. The sale reduced the number of employees covered under the plan and eliminated future accruals for this group, and thus was reflected as a curtailment under FAS No. 88.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

Effect of 1% change in medical trend cost

Based on a 1% increase
  Change in accumulated postretirement benefit obligation     $2,018
  Change in service cost and interest                            162

Based on a 1% decrease
  Change in accumulated postretirement benefit obligation    $(2,311)
  Change in service cost and interest                           (190)

SAVINGS PLANS (dollars in thousands):

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time United States employees not covered by collective bargaining agreements. The defined contribution savings plans allow employees to choose among various investment alternatives. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $762, $1,158, and $1,348, in 2001, 2000, and 1999, respectively.


INTERNATIONAL PLANS (dollars in thousands):

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 2001, 2000, and 1999, was $301, $202, and $1,402, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,281.

EMPLOYEE RELATIONS

The Company maintains productive and amicable relationships with its approximately 1,400 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its European plants have unions. Employees at the Company's European plants are unionized with negotiations occurring at both local and national levels. Based on past experience and current conditions, the Company does not expect a protracted work stoppage to occur stemming from union activities; however, national events outside of the Company's control may give rise to such risk. Unions represent approximately 525 of Viskase's 1,400 employees.

As of December 31, 2001, approximately 340 of the Company's employees are covered by collective bargaining agreements that will expire within one year.

11.  RESTRUCTURING CHARGES

During 2000, the Company committed to a restructuring plan to refocus its remaining business. The Company charged $55.8 million to writedown building and equipment to net realizable value. The restructuring actions, which were implemented to reduce the Company's fixed cost structure resulted in a before tax charge to continuing operations of $94.9 million consisting of:

                                                                                  Year
                                          2000               Write-    Other      Ending
                                        Charge    Payments   down    Adjustments   2000
                                        ------    --------   -----   -----------  ------
  Employee costs                         $13.4      $(2.1)              $(0.1)    $11.2
  Write-down of building and equipment    13.4               $(13.4)
  Nucel(r) building and equipment         42.4                (42.4)
  Nucel(r) other                          24.2       (3.0)               (5.9)     15.3
  Decommissioning                          2.3       (0.1)               (1.6)      0.6
                                         -----      -----    ------     -----     -----
         Subtotal                        $95.7      $(5.2)   $(55.8)    $(7.6)    $27.1
                                                    =====    ======     =====     =====
  Reversal of excess reserve               (.8)
                                         -----
    RESTRUCTURING CHARGE                 $94.9
                                         =====


The following table provides details of the 2000 restructuring reserve for the year ended December 31, 2001:


                                Restructuring                                   Restructuring
                                Reserve as of                      Other        Reserve as of
                                December 31, 2000     Payments   Adjustments    December 31, 2001
                                -----------------     --------   -----------    -----------------


  Employee costs                    $11.2              $(9.8)       $(.4)           $ 1.0
  Nucel(r) and other                 15.3               (1.6)         .1             13.8
  Decommissioning                      .6                (.3)         .0               .3
                                    -----             ------        ----            -----
  Total restructuring reserve       $27.1             $(11.7)       $(.3)           $15.1
                                    =====             ======        ====            =====


Approximately 15% of the Company's worldwide workforce was laid off due to the 2000 restructuring plan.


The Nucel(r) third party license fee payments are estimated at $2.4 million, $2.4 million, $2.6 million, $3.2 million and $3.2 million for the next five years and are reserved for in the 2000 restructuring reserve.

During 2001, the Company incurred a restructuring charge of $4.8 million for the write-down of facilities held for sale.

12.  DISCONTINUED OPERATIONS (dollars in thousands)

On January 17, 2000, the Company's Board of Directors announced its intent to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate proceeds of approximately $255,000, including a Working Capital Adjustment of $10,300, were used to retire debt, pay GECC and for general corporate purposes. The Company recognized a net gain in the amount of $3,189 in 2001 and $68,185 in 2000. The business sold included production facilities in the United States, United Kingdom, and Brazil. In conjunction with the sale of the Films Business, the Company shut down its oriented polypropylene (OPP) films business located in Newton Aycliffe, England and the films operation in Canada; the costs of these are included in the business discontinuance.

The operating results of the Films Business have been segregated from continuing operations and reported as a separate line item on the income statement under the heading Discontinued Operations.


Operating results from discontinued operations for 2000 and 1999 are:

                                                Years Ended December 31
                                                -----------------------
                                                  2000          1999
                                                 ------        ------

Net sales                                         $110,017    $159,886

Costs and expenses
  Cost of sales                                     83,502     127,075
  Selling, general and administrative               19,096      29,210
  Amortization of intangibles                        2,000       3,000
                                                  --------    --------

Operating income                                     5,419         601

  Interest income                                       19         175
  Interest expense                                      98         154
  Other expense                                      1,608       3,321
                                                  --------    --------

Income (loss) from discontinued
  operations before taxes                            3,732      (2,699)
  Income tax provision (benefit)                       297        (868)
                                                  --------    --------

Net income (loss) from discontinued
  operations                                      $  3,435    $ (1,831)
                                                  ========    ========


13.  INCOME TAXES (dollars in thousands)

                                                2001        2000        1999
                                               ------      ------      ------
Pre-tax income from continuing operations
  consisted of:
  Domestic                                    $(28,353)   $(70,065)   $(29,232)
  Foreign                                      (11,869)    (25,174)     (2,885)
                                              --------    --------    --------
    Total                                     $(40,222)   $(95,239)   $(32,117)
                                              ========    ========    ========


The provision (benefit) for income taxes from continuing operations consisted of:


                                                2001       2000         1999
                                               ------     ------       ------

Current:
  Federal
  Foreign                                     $ (2,810)   $728       $ 5,090
  State                                            138
                                              --------    ----       -------
    Total current                               (2,672)    728         5,090

Deferred:
  Federal                                                             (1,906)
  Foreign                                         (698)               (4,898)
  State                                                                 (476)
                                              --------    ----       -------
    Total deferred                                (698)               (7,280)
                                              --------    ----       -------
    Total                                     $ (3,370)   $728       $(2,190)
                                              ========    ====       =======


The total provision (benefit) for income taxes was allocated to the following categories:



                                                2001        2000         1999
                                               ------      ------       ------
Continuing operations                            $(3,370)   $  728    $(2,190)
Income (loss) from discontinued operations                     297       (868)
Gain on sale from discontinued operations                    6,633
Extraordinary gain                                             633
                                                 -------    ------    -------
  Total income tax provision (benefit)           $(3,370)   $8,291    $(3,058)
                                                 =======    ======    =======


A reconciliation from the statutory federal tax rate to the effective tax rate for continuing operations follows:

                                                     2001        2000       1999
                                                    ------      ------     ------

Statutory federal tax rate                           35.00%     35.00%     35.00%
Increase (decrease) in tax rate due to:
  State and local taxes net of
    related federal tax benefit                       (.34)                  .89
  Net effect of taxes relating to
    foreign operations                               (1.61)    (10.02)     (6.73)
  Reversal of overaccrued taxes                                (25.74)      7.97
  Valuation allowance changes and other             (24.67)               (28.35)
                                                    ------     ------     ------
    Effective tax rate from continuing operations     8.38%      (.76)%     8.78%
                                                    ======      =====      =====

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 2001 and 2000 are as follows:

                                                          Year 2001
                                     ------------------------------------------------------
                                         Temporary Difference           Tax Effected
                                     ------------------------   ---------------------------
                                    Deferred Tax  Deferred Tax  Deferred Tax  Deferred Tax
                                     Assets       Liabilities      Assets     Liabilities
                                    ------------  -----------   ------------  ------------
Depreciation basis differences         $            $ 65,954       $             $ 25,722
Inventory basis differences                            4,110                        1,603
Intangible basis differences                           4,000                        1,560
Lease transaction                        72,855                     28,413
Pension and healthcare                   42,262                     16,482
Employee benefits accruals                5,715                      2,229
Loss and other carryforwards             26,175                     10,208
AMT carryover                            15,877                      5,557
2000 Restructuring Reserve               42,123                     16,428
Self insurance accruals and reserves      1,434                        559
Other accruals and reserves                  15                          6
Foreign exchange and other                            25,088                        9,784
Valuation allowances                                 174,202                       67,939
                                       --------     --------       -------       --------
                                       $206,456     $273,354       $79,882       $106,608
                                       ========     ========       =======       ========


                                                          Year 2000
                                    ------------------------------------------------------
                                         Temporary Difference           Tax Effected
                                    -------------------------   --------------------------
                                    Deferred Tax  Deferred Tax  Deferred Tax  Deferred Tax
                                     Assets       Liabilities      Assets     Liabilities
                                    ------------  -----------   ------------  ------------

Depreciation basis differences                      $ 85,622                     $ 33,393
Inventory basis differences                            8,684                        3,387
Intangible basis differences                           6,000                        2,340
Lease transaction                      $81,604                     $31,826
Pension and healthcare                  48,971                      19,099
Employee benefits accruals               6,390                       2,492
AMT carryover                           15,300                       5,967
2000 restructuring reserve              74,041                      28,876
Other accruals and reserves                 15                           5
Foreign exchange and other                            24,047                        9,378
Valuation allowances                                 168,462                       65,700
                                      --------      --------       -------       --------
                                      $226,321      $292,815       $88,265       $114,198
                                      ========      ========       =======       ========


At December 31, 2001, the Company had federal income tax net operating loss carryforwards of approximately $26,175 which had been substantially offset by a valuation allowance. In addition, at December 31, 2001 and December 31, 2000, the Company had alternative minimum tax credit carryforwards of $5,557 and $5,967, respectively. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules.

The Company joins in filing a United States consolidated federal income tax return including all of its domestic subsidiaries.

14.  COMMITMENTS (dollars in thousands)

As of December 31, 2001, the Company had capital expenditure commitments outstanding of approximately $642.

15.  PATENT INFRINGEMENT SETTLEMENT INCOME (dollars in thousands)

In late 1993, Viskase commenced a legal action against ANC in Federal District Court for the Northern District of Illinois, Eastern Division, 93C7651 (ANC Litigation). Viskase claimed that ANC's use of two different very low density polyethylene plastic resins in the manufacture of ANC's multi-layer barrier shrink film products was infringing various Viskase patents relating to multi-layer barrier plastic films used for fresh red meat, processed meat and poultry product applications. In November 1996, after a three-week trial, a jury found that ANC had willfully infringed Viskase's patents and awarded Viskase $102,400 in compensatory damages. The Court also entered an order permanently enjoining ANC from making or selling infringing products.

On September 29, 2000, the Company and Viskase entered into a Settlement and License Agreement (Agreement) with ANC, Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe (collectively, "Pechiney") resolving the ANC Litigation. Pursuant to the Agreement, Viskase received a payment of $54,750 on October 2, 2000. In addition, an additional payment of $60,250 would have been made to Viskase if the United States Court of Appeals for the Federal Circuit had affirmed the monetary award in its entirety in the ANC Litigation. The Company recorded $54,750 as patent infringement settlement income during the third quarter 2000 and expensed $7,850 patent defense costs.

On July 31, 2001, the Court of Appeals affirmed the lower court's decision in part, reversed the decision in part and remanded the case back to the District Court for the Northern District of Illinois. Under the Agreement, Viskase Corporation was paid $54,750 in settlement and agreed not to pursue the patent litigation further if the monetary damages award was not affirmed in its entirety. Because the monetary damages were not affirmed in its entirety, Viskase Corporation will not receive any additional payments under the agreement and no further legal proceedings will take place. The patents, which were the subject of the ANC Litigation, were part of the Company's Films Business which was sold in August 2000.

16.  CONTINGENCIES

In 1988, Viskase Canada Inc. (Viskase Canada), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation in the Ontario Superior Court of Justice, Court File No.:
292270188 seeking damages resulting from Union Carbide's breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 (Agreement). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business (Business), which purchase included a facility in Lindsay, Ontario, Canada (Site). Viskase Canada claimed that Union Carbide breached several representations and warranties and deliberately failed to disclose to Viskase Canada the existence of contamination on the Site. In 1992, Union Carbide and Viskase Canada jointly put in place a continuous pumping program at the Site.

In October 2001, the Canadian Ministry of the Environment (MOE) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (PCB) contamination. Viskase Canada is working with the MOE in investigating the alleged PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site. Viskase Canada has been granted leave to amend its lawsuit against Union Carbide to allege that any PCB contamination at or around the Site was generated from Union Carbide's plastics extrusion business, which was operated at the Site by Union Carbide prior to the purchase of the Business. Union Carbide's plastics extrusion business was not part of the Business purchased by Viskase Corporation and its affiliates. Viskase Canada will be asking the court to require Union Carbide to repurchase the Site from Viskase Canada and award Viskase Canada damages in excess of $2,000,000 (Canadian). The lawsuit is still pending and is expected to proceed to trial sometime during fourth quarter 2002 or first quarter 2003.

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

17.  CAPITAL STOCK AND PAID IN CAPITAL

Authorized shares of preferred stock ($.01 par value per share) and common stock ($.01 par value per share) for the Company are 25,000,000 shares and 50,000,000 shares, respectively. A total of 15,317,112 shares of common stock were issued and outstanding as of December 31, 2001.

A total of 46,723 shares were issued during 2001 for directors' compensation.

The Company issued 116,025 shares of stock to its employees in 2000 to celebrate its 75-year anniversary. The shares issued have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value at the date of grant was approximately $300 thousand. The unearned portion is amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to the plan totaled $105 thousand and $18 thousand in 2001 and 2000, respectively. The shares issued under this plan are subject to forfeiture until October 27, 2003.

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

Under the plan, if any person acquires 41% or more of the Company's Common Stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 41%-or-more stockholder, after receiving advice from one or more investment banking firms, each Right not owned by a 41%-or-more stockholder would automatically, without any further action of the Board of Directors, be exchanged for shares of Common Stock at an exchange ratio of one share of Common Stock per Right simultaneous with any person becoming a 41% or more stockholder.

Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on June 26, 2006.


18.  EARNINGS PER SHARE (dollars in thousands)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                          Years Ended December 31
                                                      -------------------------------
                                                      2001         2000          1999
                                                     ------       ------        ------
Numerator:

Net (loss) available to common stockholders:
    From continuing operations                    $(36,852)      $(95,967)      $(29,927)

Discontinued operations net of income taxes:
    Income (Loss) from discontinued operations                      3,435         (1,831)
    Gain on disposal                                 3,189         68,185
                                                  --------       --------       --------
Net (loss) before extraordinary item               (33,663)       (24,347)       (31,758)

    Extraordinary gain, net of income taxes:         8,137          6,511
                                                  --------       --------       --------

Net loss available to common stockholders
  for basic and diluted EPS                       $(25,526)      $(17,836)      $(31,758)
                                                  ========       ========       ========

Denominator:

Weighted average shares outstanding
  for basic EPS                                 15,309,616     15,126,670     14,949,965

Effect of dilutive securities
                                                ----------     ----------     ----------

Weighted average shares outstanding
  for diluted EPS                               15,309,616     15,126,670     14,949,965
                                                ==========     ==========     ==========


Common stock equivalents are excluded from the loss-per-share calculations, as the result is antidilutive.


19.  STOCK-BASED COMPENSATION (dollars in thousands)

The Company maintains a stock option plan. The plan provides for the granting of incentive and nonqualified stock options to employees, officers, and directors. Stock options have been granted at prices at or above the fair market value on the date of grant. Options generally vest in three equal installments beginning one year from the grant date and expire ten years from the grant date. Non-employee director options, however, vest on the date of grant. The options are subject to acceleration upon the occurrence of certain events. Such an acceleration event occurred in March 2001. No compensation expense resulted from this event.

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

A summary of the Company's stock option activity during the years ended December 31, 2001, 2000 and 1999 is presented below:

                               2001                 2000                 1999
                        ------------------   -----------------    -----------------
                        Weighted             Weighted             Weighted
                        Average   Exercise   Average   Exercise   Average   Exercise
                        Shares    Price      Shares    Price      Shares    Price
                        --------  --------   --------  --------   -------   --------

Outstanding at
  beginning of year      945,710   $2.83      646,760    $4.19      956,326   $4.57
Granted                    7,000    1.78      550,000     1.78        4,000    4.50
Exercised
Forfeited                (80,780)   4.35     (251,050)    4.04     (313,566)   5.36
                         -------             --------              --------
Outstanding at
  year end               871,930    2.68      945,710    $2.83      646,760   $4.19
                         =======              =======               =======

Options exercisable
 at year end             871,930   $2.68      344,389    $4.28      434,075   $4.43
                         =======              =======               =======

Future option grants
 available at year end   413,398              339,618               638,568
                         =======              =======               =======


As of December 31, 2001, total stock options outstanding have a weighted-average remaining contractual life of 7.46 years. The exercise price of options outstanding as of December 31, 2001 ranged from $1.78 to $7.25. The weighted average grant date fair value of options granted during years 2001, 2000, and 1999 was $1.68, $1.45, and $3.42, respectively.

Had the Company elected to apply the provisions of SFAS No. 123 regarding recognition of compensation expense to the extent of the calculated fair value of compensatory options, reported net loss and loss per share would have been increased to the following amounts (only options granted in years 1995 and forward are included in the calculation of pro forma net income and earnings per share):

                                                       2001         2000          1999
                                                      ------       ------        ------
  Net (Loss) before extraordinary item              $(33,663)    $(24,347)     $(31,758)
  Pro forma net (loss) before extraordinary item     (34,178)     (24,507)      (31,877)

  Net (loss)                                         (25,526)     (17,836)      (31,758)
  Pro forma net (loss)                               (26,041)     (17,996)      (31,877)

  PER SHARE AMOUNTS:

  Net (loss) before extraordinary item
    - basic and diluted EPS                          $(2.20)      $(1.61)       $(2.12)
  Pro forma net (loss) before extraordinary item
    - basic and diluted EPS                           (2.23)       (1.62)        (2.13)

  Net (loss) - basic and diluted EPS                 $(1.67)      $(1.18)       $(2.12)
  Pro forma net (loss) - basic and diluted EPS        (1.70)       (1.19)        (2.13)


The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years as SFAS 123 does not apply to grants prior to 1995.


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 181.31% in 2001, 138.8% in 2000, and 91.81% in 1999,
(2) risk-free interest rate equaling the 5-year treasury yield on the grant date was 4.65% in 2001, 5.69% to 5.97% in 2000, and 5.77% in 1999, and (3)
the expected life of 5 years in 2001, 2000, and 1999. The Company has never declared dividends, nor does it currently expect to declare dividends in the foreseeable future.

Pursuant to the employment agreement between the Company and its chief executive officer, the Company issued 35,000 shares of common stock to its chief executive officer, which vested on March 27, 1999. The shares issued under the employment agreement have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value per share was $3.50.
The unearned portion was amortized as compensation expense on a straight-line basis over the related vesting period and included $10 thousand during 1999.

The Company also has a stock compensation plan for the non-employee directors of the Company that was approved during fiscal 1996. These directors may elect to receive director's fees in the form of common stock of the Company based upon the average market price of the Company's common stock on the grant date. Under this plan, during 2001, 2000, and 1999, 46,723 shares were issued at $1.38, 44,302 shares were issued at $2.29, and 32,616 shares of stock were issued at $3.65, respectively.

The Company issued shares of stock to its employees to celebrate its 75-year anniversary. The shares issued have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value at the date of grant is approximately $300 thousand. The unearned portion is amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to the plan totaled $105 thousand in 2001. The shares issued under this plan are subject to forfeiture until October 27, 2003.

20.  COMPREHENSIVE (LOSS) (in thousands)

The following sets forth the components of other comprehensive (loss) income and the related income tax (benefit) provision:

                                                                Years Ended
                                                  ----------------------------------------
                                                  December 31,  December 31,  December 31,
                                                     2001          2000          1999
                                                  ------------  ------------  ------------
Other comprehensive (loss) income:
  Foreign currency translation
    Adjustment (1)                                 $  (129)     $(2,730)       $(1,542)
      Less reclassification of foreign currency
      translation adjustment for
      discontinued operations (2)                                 2,532
  Minimum pension liability adjustment (3)          (5,172)
                                                   -------      -------        -------
Other comprehensive (loss), net of tax             $(5,301)     $  (198)       $(1,542)
                                                   =======      =======        =======

 (1) Net of related tax (benefit) of $0, $(1,746), and $(986) for the years ended 2001, 2000, and 1999, respectively.

 (2) Reclassification adjustment for losses due to sale of Films Business, included in net (loss) of $4,151, net of related tax provision of $1,619.

 (3) Minimum pension liability adjustment, net of a related tax provision of $0 in 2001.



21.  FAIR VALUE OF FINANCIAL INSTRUMENTS (dollars in thousands)

The following table presents the carrying value and estimated fair value as of December 31, 2001 of the Company's financial instruments. (Refer to Notes 2 and 8.)

                                               Carrying    Estimated
                                                 Value     Fair Value
                                               --------    ----------
Assets:
  Cash and equivalents                       $  25,540      $ 25,540
  Restricted cash                               26,558        26,558

Liabilities:
  Long-term debt (excluding capital
    lease obligations)                        $163,126      $ 45,723


22.  RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs from continuing operations are expensed as incurred and totaled $4,837, $5,474, and $4,211 for 2001, 2000, and 1999, respectively.

23.  RELATED PARTY TRANSACTIONS (dollars in thousands)

During 2001, 2000 and 1999, the Company purchased product in the ordinary course of business and on arm's-length terms from affiliates of DPK in the amounts of approximately $377, $444 and $9, respectively. Donald P. Kelly, a beneficial owner of greater than 5% of the outstanding shares of Common Stock, and Mr. Gustafson, a beneficial owner of greater than 5% of the outstanding shares of Common Stock and the Chairman, Chief Executive Officer and President of the Company, are executive officers and limited partners of DPK.

During years 2001, 2000, and 1999, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $689, $23,229, and $32,577, respectively, to Cargill, Inc. and its affiliates. The majority of sales to Cargill, Inc. are related to the Films Business which was sold in August 2000. Such sales were made in the ordinary course of business. Gregory R. Page, President and Chief Operating Officer of Cargill, Inc., is a director of the Company.

24.  BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC
      AREA INFORMATION (dollars in thousands)

The Company primarily manufactures and sells cellulosic food casings.
The Company's operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company's corporate headquarters and are not allocated to the segments. They include most of the Company's debt and related interest expense and income tax benefits. Other expense for 2001, 2000, and 1999, includes net foreign exchange transaction (losses) of approximately $(2,309),
 $(4,171), and $(5,680), respectively.

Business Segment Information

                                                    Years  Ended December 31
                                                    ------------------------
                                                    2001      2000      1999
                                                   ------    ------    ------
Net sales:
  Casings - Continuing operations                $189,315   $200,142   $225,767
  Films - Discontinued operations                            110,017    159,886
                                                 --------   --------   --------
                                                 $189,315   $310,159   $385,653
                                                 ========   ========   ========

Operating (loss) income:
  Casings - Continuing operations                $(13,736)  $(93,702)  $ 15,834
  Films - Discontinued operations                              5,419        601
                                                 --------   --------   --------
                                                 $(13,736)  $(88,283)  $ 16,435
                                                 ========   ========   ========

Identifiable assets:
  Casings - Continuing operations                $234,028   $322,364   $313,044
  Films - Discontinued operations                            146,318    180,774
                                                 --------   --------   --------
                                                 $234,028   $468,682   $493,818
                                                 ========   ========   ========

Depreciation and amortization:
  Casings - Continuing operations                $ 23,125   $ 25,012   $ 26,922
  Films - Discontinued operations                              9,415     16,750
                                                 --------   --------   --------
                                                 $ 23,125   $ 34,427   $ 43,672
                                                 ========   ========   ========

Capital expenditures:
  Casings - Continuing operations                $  5,882   $ 12,350   $ 19,181
  Films - Discontinued operations                              1,385      8,762
                                                 --------   --------   --------
                                                 $  5,882   $ 13,735   $ 27,943
                                                 ========   ========   ========

Geographic Area Information

                                                    Years  Ended December 31
                                                    ------------------------
                                                    2001      2000      1999
                                                   ------    ------    ------
Net sales:
  North America                                  $128,488   $202,362   $243,826
  South America                                     7,861     25,025     32,523
  Europe                                           70,058    100,885    132,445
  Other and eliminations                          (17,092)   (18,113)   (23,141)
                                                 --------   --------   --------
                                                 $189,315   $310,159   $385,653
                                                 ========   ========   ========
Operating (loss) income:
  North America                                  $(10,757)  $(74,282)  $ 10,065
  South America                                      (633)     4,146      4,978
  Europe                                           (2,346)   (18,228)     1,322
  Other and eliminations                                          81         70
                                                 --------   --------   --------
                                                 $(13,736)  $(88,283)  $ 16,435
                                                 ========   ========   ========

Identifiable assets:
  North America                                  $145,002   $326,876   $320,323
  South America                                     9,487     27,526     30,123
  Europe                                           79,539    113,651    142,713
  Other and eliminations                                         629        659
                                                 --------   --------   --------
                                                 $234,028   $468,682   $493,818
                                                 ========   ========   ========

<CAPTION
                                                    Years  Ended December 31
                                                    ------------------------
                                                    2001      2000      1999
                                                   ------    ------    ------

United States export sales:
  (reported in North America net sales above)
Asia                                              $11,578    $15,319    $19,901
  South and Central America                        11,664     14,515     15,005
  Other International                               4,298         72         94
                                                  -------    -------    -------
                                                  $27,540    $29,906    $35,000
                                                  =======    =======    =======


The total assets and net assets of foreign businesses were approximately $95,788 and $37,023, at December 31, 2001.


25.  QUARTERLY DATA (unaudited)

Quarterly financial information for 2001 and 2000 is as follows (in thousands, except for per share amounts):

                                 First       Second      Third      Fourth
2001                             Quarter     Quarter     Quarter    Quarter     Annual
----                             -------     -------     -------    -------    --------
Net sales                        $48,040     $46,503     $48,483    $46,289    $189,315
Gross margin                       8,758       8,538      10,843      4,918      33,057
Operating income (loss)           (2,663)     (2,536)        569     (9,106)    (13,736)
Net (loss)                        (1,040)     (7,821)     (4,696)   (11,969)    (25,526)
Net (loss) per share
  - basic and diluted              (.07)       (.51)       (.31)      (.78)      (1.67)


                                 First       Second      Third      Fourth
2000                             Quarter     Quarter     Quarter    Quarter     Annual
----                             -------     -------     -------    -------    --------


Net sales                        $51,770     $51,134     $48,389    $48,849    $200,142
Gross margin                      13,065      10,449      11,425      7,643      42,582
Operating income (loss)            1,379      (3,688)     (7,501)   (83,892)    (93,702)
Net income (loss)                 (8,896)    (15,191)     82,109    (75,858)    (17,836)
Net income (loss) per share
  - basic and diluted              (.59)      (1.01)       5.43      (4.98)      (1.18)

Net (loss) income per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts in 2000 does not equal the total for the year because of rounding and stock issuances, as shown on the Consolidated Statement of Stockholders' Equity.

During the 2001 first and second quarters, the Company recognized a net gain on early extinguishment of debt of $4,930 and $3,207, respectively. Additionally, during the second quarter of 2001, the Company recognized a net gain on disposal of discontinued operations of $3,189.

During the 2001 fourth quarter the Company recognized a $3,612 charge to cost of sales related to the write-down of Inventories to its lower of cost or market value. Additionally, the Company recognized a restructuring charge of $4,766 for the write-down of the Chicago facility.

In 2000, the Company's Board of Directors announced its intention to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale was completed on August 31, 2000. As a result, the operating results of the Films Business have been segregated from continuing operations and reported as a separate line item on the income statement under the heading discontinued operations.


In the 2000 second, third and fourth quarters, the Company recognized a restructuring charge of $2,700, $7,639 and $84,571, respectively (see Note
11). In the third quarter, the Company recognized $54,750 of patent infringement settlement income. Additionally, $7,850 of patent infringement litigation expenses were recognized. The patent infringement settlement income, net of $46,900 was reclassed from the third quarter operating results. In the fourth quarter, an extraordinary gain on early extinguishment of debt of $6,511, net of income taxes of $633 or $.43 per share, was recognized.



                              VISKASE COMPANIES, INC. AND SUBSIDIARIES   SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS

                                             (in thousands)


                               Balance at    Provision                                         Balance
                               Beginning     Charged to                                        at End
Description                    of Period      Expense     Write-offs   Recoveries   Other(1)   of Period
-----------                    ----------    ----------   ----------   ----------   --------   ---------
2001  for the year ended
  December 31
  Allowance for
  doubtful accounts             $1,675       $  425       $  (554)        $54        $ (130)    $1,470

2000  for the year ended
  December 31
  Allowance for
  doubtful accounts             $1,642       $  433       $  (269)        $46        $ (177)    $1,675

1999  for the year ended
  December 31
  Allowance for
  doubtful accounts             $1,507       $1,239       $(1,097)        $33        $  (40)    $1,642


2001  for the year ended
  December 31
  Reserve for obsolete and
  slow moving inventories       $5,029       $1,150       $(2,029)        $          $(1,334)   $2,816

2000  for the year ended
  December 31
  Reserve for obsolete and
  slow moving inventories       $4,110       $4,032       $(5,076)        $          $ 1,963    $5,029

1999  for the year ended
  December 31
  Reserve for obsolete and
  slow moving inventories       $3,825       $2,483       $(2,150)        $          $   (48)   $4,110


(1)  Foreign currency translation and the disposition of Films Business.

                                         EXHIBIT 21.1
                                         ------------

                              SUBSIDIARIES OF THE REGISTRANT
                              ------------------------------


The Company has the following subsidiaries, each of which is wholly owned by the Company or by a wholly owned subsidiary of the Company. Indented names are subsidiaries of the company under which they are indented.


  Envirodyne Subsidiary, Inc. (Delaware)
  Envirosonics, Inc. (California)
  Viskase Corporation (Pennsylvania)
    Viskase Holding Corporation (Delaware)
      Viskase Australia Limited (Delaware)
      Viskase Brasil Embalagens Ltda. (Brazil)
      Viskase Canada Inc. (Ontario)
      Viskase Europe Limited (United Kingdom)
        Viskase S.A.S. (France)
          Viskase GMBH (Germany)
          Viskase Holdings Limited (United Kingdom)
            Filmco International Limited (United Kingdom)
            Viskase Limited (United Kingdom)
              Viskase (U.K.) Limited (United Kingdom)
                                  Envirodyne S.A.R.L. (France)
          Viskase S.p.A. (Italy)
          Viskase Polska SP.ZO.O (Poland)
    Viskase Sales Corporation (Delaware)
      Viskase Puerto Rico Corporation (Delaware)
  Viskase Films, Inc. (Delaware)
  WSC Corp. (Delaware)

                                     EXHIBIT 23.1
                                     ------------

                        CONSENT OF INDEPENDENT ACCOUNTANTS
                        ----------------------------------


      We hereby consent to the incorporation by reference in the registration statements on Form S-8 (File Nos. 333-10689 and 333-24033 and 033-63807) of Viskase Companies, Inc. and Subsidiaries of our report dated March 22, 2002, relating to the financial statements and financial statement schedule of Viskase Companies, Inc. and Subsidiaries which appears in this Form 10-K.




Chicago, Illinois
April 1, 2002