Form 10-K/A
period 2001-12-31
VISKASE COMPANIES INC
filed 2002-05-01
CIK 33073

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

     For Period Ended December 31, 2001
                      -----------------

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



                 630 Willowbrook Centre Parkway
------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)


                Willowbrook, Illinois 60527
-------------------------------------------------------------------
City, State and Zip Code


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


     Delay due to internal filing requirements.


Part IV - Other Information

(1) Name and telephone number of person to contact in regard to this notification

  Gordon S. Donovan          630                455-4882
------------------------  -----------   -----------------------
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

Date:   May 1, 2002           By: /s/ Gordon S. Donovan
     ----------------------       ---------------------------
                                  Vice President, Chief Financial
                                  Officer and Treasurer