Form 10-K/A
period 2001-12-31
VISKASE COMPANIES INC
filed 2002-05-01
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    __________
                                    ----------

                                  FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 2001
                                   -----------------

                                          OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ________ to ________
                                        --------    --------

                     Commission file number 0-5485
                                            ------

                             VISKASE COMPANIES, INC.
                             -----------------------
              (Exact name of registrant as specified in its charter)

Delaware                                                           95-2677354
-----------------                                               -------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, Illinois                   60527
-----------------------------------------------------                  ------
(Address of principal executive offices)                            (Zip Code)

      Registrant's telephone number, including area code:  (630) 789-4900

            Securities registered pursuant to Section 12(b) of the Act:

                                       None

         Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X       No
                                                   -------       -------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. Yes    X       No
                                             -------       -------

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

                                           PART III
                                           --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Directors and Officers. The directors of Viskase Companies, Inc. ("Company"),
----------------------
their ages, principal occupations and certain other information with respect to the directors are provided below.

Name                      Age     Principal Occupation
----                      ---     --------------------

Robert N. Dangremond      59      Mr. Dangremond has been a principal with
                                  Jay Alix & Associates, a consulting and
                                  accounting firm specializing in corporate restructurings and turnaround activities, since August 1989. Mr. Dangremond also serves as a Director for the Furr's
                                  Restaurant Group. Mr. Dangremond has served as a director of the Company since 1993.

F. Edward Gustafson       60      Mr. Gustafson has been Chairman of the
                                  Board, President and Chief Executive
                                  Officer of the Company since March 1996 and a director of the Company since 1993. (Mr.
                                  Gustafson has also been the President and Chief Executive Officer of Viskase
                                  Corporation ("Viskase"), a wholly owned
                                  subsidiary of the Company, since June 1998.
                                  Mr. Gustafson was Executive Vice President and Chief Operating Officer of the Company from May 1989 to March 1996 and President of Viskase from February 1990 to August
                                  1994.) Mr. Gustafson has also served as
                                  Executive Vice President and Chief
                                  Operating Officer of D.P. Kelly &
                                  Associates, L.P. ("DPK"), a management
                                  services and private investment firm, since
                                  November 1988.

Gregory R. Page           50      Mr. Page has been President and Chief
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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's outstanding Common Stock to file reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission, NASDAQ and the Company. Based upon a review of relevant filings and written representations from the Company's officers, directors, and persons who own more than 10% of the Company's Common Stock, the Company believes that Messrs. Avram and Malcolm Glazer failed to file a Form 5 reporting the acquisition of 3,955 and 3,390 shares, respectively, pursuant to the Non-Employee Directors' Compensation Plan.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation of Executive Officers. The Summary Compensation Table below provides certain summary information concerning compensation by the Company for 2001, 2000 and 1999 for services rendered by the Company's Chief Executive Officer and each of the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 2001.

                                             SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                  Annual Compensation                Compensation Awards
                                                      Other Annual   Restricted              All Other
     Name and                        Salary   Bonus   Compensation   Stock Award   Options   Compensation
Principal Position            Year     ($)     ($)         ($)            ($)        (#)          ($)
---------------------------------------------------------------------------------------------------------
F. Edward Gustafson           2001   513,000        -          -                                 24,745 (1)
Chairman of the Board,        2000   497,250  273,488     74,423        212 (2)    200,000 (3)   17,239
President and Chief           1999   492,000        -          -          -        175,000 (4)   18,479
Executive Officer

Gordon S. Donovan             2001   178,728   14,012     10,663                                  7,855 (5)
Vice President, Chief         2000   169,965   66,626      9,835        212 (2)     22,000        5,621
Financial Officer,            1999   167,044        -      7,980          -              -        7,535
Treasurer and Assistant
Secretary

Kimberly K. Duttlinger        2001   133,072    9,121      5,318                                  4,325 (6)
Vice President, Secretary     2000   143,127   49,093      2,147        212 (2)     15,000        4,294
and General Counsel           1999   140,664        -          -          -              -        4,336


-------------------

(1) Includes $1,150 paid for group life insurance, $7,815 contributed to the Viskase SAVE Plan and $15,780 contributed to the Viskase Companies, Inc. Parallel Non-Qualified Savings Plan (the "Non-Qualified Plan").

(2) Grant of 75 restricted shares of Common Stock to each of Messrs. Gustafson and Donovan and Ms. Duttlinger under the Company's "Diamond Anniversary Grant." The shares are subject to forfeiture until October 27, 2003.

(3) In 2000, Mr. Gustafson was granted a stock option to purchase up to 200,000 shares of Common Stock depending on the financial performance of the Company based on earnings before interest, taxes, depreciation, and amortization ("EBITDA") for fiscal year 2000. Based on the Company's EBITDA for fiscal year 2000, a portion (i.e., 50,000 shares of Common Stock) of this stock option will vest in three equal annual installments commencing August 31, 2002. See the "Option/SAR Grants in Last Fiscal Year" Table.

(4) In 1999, Mr. Gustafson was granted a stock option to purchase up to 175,000 shares of Common Stock depending on the financial performance of the Company based on EBITDA for fiscal year 1999. No part of this stock option became exercisable and it expired by its terms.

(5) Includes $494 paid for group life insurance, $5,362 contributed to the Viskase SAVE Plan and $1,999 contributed to the Non-Qualified Plan.

(6) Includes $333 paid for group life insurance and $3,992 contributed to the Viskase SAVE Plan.

Stock Option Exercises and Holdings. The following table provides information concerning the exercise of stock options during the fiscal year ended December 31, 2001 and the fiscal year-end value of stock options with respect to each of the persons named in the Summary Compensation Table.

   Aggregated Option/SAR Exercises in 2001 and December 31, 2001 Option Values

                                               Number of
                                               Securities      Value of
                                               Underlying      Unexercised
                                               Unexercised     In-the-Money
                          Shares               Options at      Options at
                         Acquired    Value     12/31/01(#)     12/31/01($)
                       on Exercise  Realized   Exercisable/    Exercisable/
Name                       (#)        ($)      Unexercisable   Unexercisable
----------------------------------------------------------------------------

F. Edward Gustafson........ --         --       170,000 / 0        0 / 0
Gordon S. Donovan.......... --         --        79,000 / 0        0 / 0
Kimberly K. Duttlinger..... --         --        40,000 / 0        0 / 0

Pension Plan Table. The following table sets forth estimated annual benefits payable upon retirement under the Retirement Program for Employees of Viskase Corporation (the "Retirement Plan") to employees of the Company and its wholly owned subsidiary, Viskase, in specified remuneration and years of service classifications.

                                          Pension Plan Table

Assumed Final Average             Annual Benefits for Years of Service Indicated (2)
Annual Salary (1)

                         15           20             25             30             35
--------------------   ------      -------        -------         -------       -------
100,000                18,000       24,000         30,000          36,000        42,000
150,000                27,000       36,000         45,000          54,000        63,000
200,000                36,000       48,000         60,000          72,000        84,000
250,000                45,000       60,000         75,000          90,000       105,000
300,000                54,000       72,000         90,000         108,000       126,000
350,000                63,000       84,000        105,000         126,000       147,000
400,000                72,000       96,000        120,000         144,000       168,000
450,000                81,000      108,000        135,000         162,000       189,000
500,000                90,000      120,000        150,000         180,000       210,000
550,000                99,000      132,000        165,000         198,000       231,000

(1) Annual benefits payable under the Retirement Program are calculated based on the participant's average base salary for the consecutive thirty-six
    (36) month period immediately prior to retirement.

(2) The annual benefits payable are based on straight-life annuity basis at normal retirement age. The benefits reported in this table are not subject to any reduction for benefits paid by other sources, including Social Security. As of December 31, 2001, Messrs. Gustafson and Donovan and
    Ms. Duttlinger are credited with 12, 14, and 5 years of service, respectively.

Compensation of Directors. Each director who is not an officer of the Company received an annual retainer of $20,000 in 2001 and a fee of $1,000 for each attended meeting of the Board of Directors prior to September 1, 2001 and $4,000 for each attended meeting of the Board of Directors thereafter. Chairmen of committees (other than the Interested Person Transaction Committee) of the Board of Directors received an annual retainer of $1,500 in 2001. Directors also received a fee for each attended meeting of a committee of the Board of Directors (other than the Interested Person Transaction Committee) of $1,000 ($500 in the case of committee meetings occurring immediately before or after meetings of the full Board of Directors) Members of the Interested Person Transaction Committee did not receive a fee in 2001. Directors who are officers of the Company do not receive compensation in their capacity as directors. Pursuant to Viskase Companies, Inc. 1993 Stock Option Plan, as amended, on the date of each annual meeting of stockholders, non-employee directors are granted a stock option to purchase 1,000 shares of Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. The Company did not hold an annual meeting of stockholders during 2001. Pursuant to the Non-Employee Directors' Compensation Plan, non-employee directors may elect to receive their director fees in the form of shares of Common Stock. The number of shares received is based on the average of the closing bid and ask price of the Common Stock on the business day preceding the date the Common Stock is issued. None of the directors currently receive their fees in the form of shares of Common Stock.

Compensation Committee Interlocks and Insider Participation. The Compensation and Nominating Committee of the Board of Directors consists of Messrs. Dangremond and Page, each of whom is a non-employee director of the Company. Mr. Page is the President and Chief Operating Officer of Cargill, Inc. In fiscal year 2001, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $689,000 made in the ordinary course to Cargill, Inc. and its affiliates.

Employment Agreements and Change-in-Control Arrangements

Employment Agreements with F. Edward Gustafson. On March 27, 1996, the Company entered into an Employment Agreement with Mr. F. Edward Gustafson. The Employment Agreement was amended and restated during 1997, amended twice during 2001 and once during 2002 (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Gustafson has agreed to serve as Chairman of the Board, President and Chief Executive Officer of the Company, and the Company has agreed to use its best efforts to cause Mr. Gustafson to be elected as a director of the Company, during the term of the Agreement. The initial term of the Employment Agreement is three (3) years, provided, however, that on March 26, 1997 and each subsequent anniversary thereof, the term of the Employment Agreement will be automatically extended for a period of one (1) year unless the Company or Mr. Gustafson gives written notice to the other at least thirty
(30) days prior to the anniversary date that the term shall not be so extended.

Under the Employment Agreement, Mr. Gustafson receives an annual base salary of $513,000 and $30,000 per year in lieu of a Company-provided automobile. Mr. Gustafson's base salary will be increased by the Compensation and Nominating Committee of the Board of Directors each year in a manner consistent with increases in base salary for other senior officers of the Company. In addition, the Employment Agreement provides that Mr. Gustafson would be eligible to receive a bonus based on a percentage of his base salary depending on the Company's performance based on EBITDA. Mr. Gustafson will be eligible to receive an annual bonus for future fiscal years of the Company based on such financial performance or other performance-related criteria as established by the Compensation and Nominating Committee after consultation with Mr. Gustafson. For information concerning actual bonuses earned by Mr. Gustafson, see the "Summary Compensation Table." Mr. Gustafson is also entitled to participate in any employee benefit plans in effect for, and to receive other fringe benefits provided to, other executive officers.

Pursuant to and upon execution of the Employment Agreement, Mr. Gustafson was granted two (2) stock options, each to purchase 35,000 shares of Common Stock. One (1) stock option is exercisable in cumulative annual increments of one-third commencing on the first anniversary of the date of grant. The other stock option is exercisable in cumulative annual increments of one-third commencing on the second anniversary of the date of grant. In addition, Mr. Gustafson was granted a third stock option to purchase up to 75,000 shares of Common Stock dependent on the Company's financial performance for fiscal year 1996. The Company did not meet the financial performance targets and, therefore, no portion of this stock option became exercisable or will become exercisable in the future. Lastly, Mr. Gustafson was granted 35,000 restricted shares of Common Stock which could not be transferred, and were subject to forfeiture, until March 27, 1999.

If Mr. Gustafson's employment is terminated by the Company for Cause, as defined in the Employment Agreement, or by Mr. Gustafson other than for Good Reason or Disability, as defined in the Employment Agreement, Mr. Gustafson will be paid all Accrued Compensation, as defined in the Employment Agreement, through the date of termination of employment. If Mr. Gustafson's employment with the Company is terminated by the Company for any reason other than for Cause, death or Disability, or by Mr. Gustafson for Good Reason, (i) Mr. Gustafson will be paid all Accrued Compensation plus 300% of his base salary (or 200% in the event that DPK, or a company in which DPK has a substantial interest, is the beneficial owner of the Company following a Change of Control) and the prorated amount of annual bonus that would have been payable to Mr. Gustafson with respect to the fiscal year in which Mr. Gustafson's employment is terminated, provided that the performance targets have been actually achieved as of the date of termination (unless such termination of employment follows a Change in Control, as defined in the Agreement, in which case Mr. Gustafson will receive a bonus equal to 50% of his base salary regardless of the Company's performance) ("Termination Compensation"), (ii)
Mr. Gustafson will continue to receive life insurance, medical, dental and hospitalization benefits for a period of twenty-four (24) months following termination of employment, and (iii) all outstanding stock options and restricted shares of Common Stock will become immediately exercisable, vested and nonforfeitable. Under the Employment Agreement, with respect to any Change in Control that occurred prior to November 1, 2001, Mr. Gustafson has until thirty (30) days following the earlier to occur of (i) the date on which the Company has provided written notice of acceptance to the exchange offer agent with respect to the Exchange Offer (as defined in Amendment Number Three to the Employment Agreement); (ii) the effective date of the Plan (as defined in Amendment Number Three to the Employment Agreement) of the Company and Viskase under Chapter 11 of the United States Bankruptcy Code or the date on which the Company's and Viskase's bankruptcy is converted from a Chapter 11 proceeding to a Chapter 7 proceeding; or (iii) the closing date contained in any agreement related to the sale of substantially all of the assets of the Company and/or Viskase or the sale or other issuance of at least a majority of the stock of the Company or Viskase, to provide notice that he intends to terminate his employment for Good Reason because of such Change in Control. With respect to any Change in Control occurring after November 1, 2001, Mr. Gustafson has one year after such Change in Control to terminate his Employment Agreement for Good Reason based upon such Change in Control. During 2002, the Company entered into a Letter of Credit Agreement with Mr. Gustafson which requires the Company to secure and maintain a standby letter of credit in amount equal to the Accrued Compensation and Termination Compensation.

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

On August 30, 2001, Viskase entered into an employment agreement with Mr. Gustafson ("Viskase Employment Agreement"). The Viskase Employment Agreement was amended once during 2001 and once during 2002. The Viskase Employment Agreement is substantially similar to the Employment Agreement. Any benefits received by Mr. Gustafson under either employment agreement would be credited against benefits payable under the other employment agreement.

Employment Agreements with Gordon S. Donovan and Kimberly K. Duttlinger. On November 29, 2001, the Company and Viskase entered into employment agreements with Mr. Gordon S. Donovan and Ms. Kimberly K. Duttlinger ("Executive Employment Agreements"). Pursuant to the Executive Employment Agreement,
Mr. Donovan has agreed to serve as Vice President, Chief Financial Officer and Treasurer of the Company and Viskase and Ms. Duttlinger has agreed to serve as Vice President, Secretary and General Counsel of the Company and Viskase, during the term of the Executive Employment Agreements. The initial term of the Executive Employment Agreements is approximately three (3) years ending December 31, 2004, provided, however, that on January 1, 2003 and each subsequent anniversary thereof, the term of the Executive Employment Agreements will be automatically extended for a period of one (1) year unless the Company or Mr. Donovan or Ms. Duttlinger gives written notice to the other at least thirty (30) days prior to the anniversary date that the term shall not be so extended.

Under the Executive Employment Agreements, Mr. Donovan and Ms. Duttlinger receive an annual base salary of at least $186,060 and $125,340, respectively. Mr. Donovan's and Ms. Duttlinger's base salary will be increased by the President of the Company each year in a manner consistent with increases in base salary for other senior officers of the Company. In addition, the Executive Employment Agreements provide that Mr. Donovan and Ms. Duttlinger are eligible to participate in the (i) Management Incentive Plan, a bonus program calculated as a percentage of his/her base salary depending on the Company's performance based on EBITDA and his/her personal performance; (ii) Non-Qualified Parallel Plan; (iii) Executive Auto Allowance Program; and, (iv) 1993 Stock Option Plan and any replacement thereof. Mr. Donovan and Ms. Duttlinger are also entitled to participate in any employee benefit plans in effect for, and to receive other fringe benefits provided to, other executive officers.

If Mr. Donovan's or Ms. Duttlinger's employment is terminated by the Company for Cause, as defined in the Executive Employment Agreements, or by Mr. Donovan or Ms. Duttlinger other than for Good Reason or Disability, as defined in the Executive Employment Agreements, Mr. Donovan or Ms. Duttlinger will be paid all Accrued Compensation, as defined in the Employment Agreement, through the date of termination of employment. If Mr. Donovan's or Ms. Duttlinger's employment with the Company is terminated by the Company for any reason other than for Cause, death or Disability, or by Mr. Donovan or Ms. Duttlinger for Good Reason, (i) Mr. Donovan or Ms. Duttlinger will be paid all Accrued Compensation plus 200% of his/her base salary and the prorated amount of annual bonus that would have been payable to Mr. Donovan or Ms. Duttlinger with respect to the fiscal year in which his/her employment is terminated, provided that the performance targets have been actually achieved as of the date of termination (unless such termination of employment follows a Change in Control, as defined in the Agreement, in which case Mr. Donovan will receive a bonus equal to 40% of his base salary regardless of the Company's performance and Ms. Duttlinger will receive a bonus equal to 35% of her base salary regardless of the Company's performance), (ii) Mr. Donovan and Ms. Duttlinger will continue to receive life insurance, medical, dental and hospitalization benefits for a period of twenty-four (24) months following termination of employment, and (iii) all outstanding stock options and restricted shares will become immediately exercisable, vested and nonforfeitable.

Pursuant to the Executive Employment Agreements, Mr. Donovan and Ms. Duttlinger are generally prohibited during the term of the Agreement, and for a period of two (2) years thereafter, from competing with the Company, soliciting any customer of the Company or inducing or attempting to persuade any employee of the Company to terminate his or her employment with the Company in order to enter into competitive employment. For purposes of the Executive Employment Agreements, the Company includes Viskase Companies, Inc. and any of its subsidiaries over which Mr. Donovan or Ms. Duttlinger exercised, directly or indirectly, any supervisory, management, fiscal or operating control during the term of the Executive Employment Agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth the beneficial ownership of Common Stock as of March 30, 2002 of (a) each person or group of persons known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (b) each director and nominee for director of the Company, (c) each executive officer of the Company listed in the Summary Compensation Table above, and (d) all executive officers and directors of the Company as a group. All information is taken from or based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

   Name and Address of                   Number of Shares            Percent
   Beneficial Owner                      Beneficially Owned (1)     of Class (1)
   -------------------                   ----------------------     ------------
   Pacificor, Inc.                            5,000,000               32.64%
   1575 N. Ontare Road
   Santa Barbara, CA 93105

   Steven L. Gevirtz                          3,495,652 (2)           22.62%
   Katana Fund LLC
   Katana Capital Advisors LLC
   1859 San Leandro Lane
   Santa Barbara, California 93108

   F. Edward Gustafson                        1,979,610 (3)(4)(5)     12.78%
   625 Willowbrook Centre Parkway
   Willowbrook, Illinois 60527

   Donald P. Kelly                            1,770,287 (3)           11.56%
   701 Harger Road, Suite 190
   Oak Brook, Illinois 60523

   Volk Enterprises, Inc.                     1,300,000                8.50%
   618 S. Kilroy
   Turlock, California 95380

   Robert N. Dangremond                          64,340 (6)                *

   Gordon S. Donovan                            108,260 (5)(7)             *

   Kimberly K. Duttlinger                        40,306 (8)                *

   Gregory R. Page                               34,150 (6)                *

   All directors and executive officers
   of the Company as a group (5 persons)      2,226,666 (9)           14.26%
_________________________
-------------------------


*  Less than 1%.

(1) Beneficial ownership is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Accordingly, the "Number of Shares Beneficially Owned" and the "Percent of Class" shown for each person listed in the table are based on the assumption that stock options which are exercisable currently or within 60 days of March 30, 2002, held by such person, have been exercised. Unless otherwise indicated, the persons listed in the table have sole voting and investment power over those securities listed for such person.

(2) Katana Capital Advisors, LLC manages the Katana Fund LLC and therefore is deemed to indirectly own the shares owned by the Katana Fund LLC.

(3) The ownership indicated includes 70,287 shares owned by DPK, of which Mr. Kelly and Mr. Gustafson are principals and officers. The general partner of DPK is C&G Management Company, Inc. ("C&G Management"), which is owned by Mr. Kelly and Mr. Gustafson. The ownership indicated also includes 1,300,000 shares owned by Volk Enterprises, Inc. ("Volk"). Volk is controlled by Volk Holdings L.P., whose general partner is Wexford Partners I L.P. ("Wexford Partners"). The general partner of Wexford Partners is Wexford Corporation, which is owned by Mr. Kelly and Mr. Gustafson. Mr. Kelly and Mr. Gustafson share voting and investment power over the shares owned by DPK and Volk. However, Mr. Kelly and Mr. Gustafson each disclaim beneficial ownership of shares owned by DPK and Volk except to the extent of their respective pecuniary interest in such entities.

(4) The ownership indicated includes 170,000 shares subject to stock options owned by Mr. Gustafson. The ownership indicated also includes 70,619 shares owned by Mr. Gustafson's spouse. Mr. Gustafson does not have or share voting or investment power over the shares owned by his spouse and disclaims beneficial ownership of such shares.

(5) The ownership indicated also includes 218,000 and 2,998 shares acquired by Messrs. Gustafson and Donovan, respectively, pursuant to the Non-Qualified Plan.

(6) The ownership indicated includes 7,000 shares subject to stock options owned by each of Messrs. Dangremond and Page.

(7) The ownership indicated includes 79,000 shares subject to stock options owned by Mr. Donovan, 8,000 shares held by Mr. Donovan as trustee for the benefit of his spouse, with whom Mr. Donovan shares voting and investment power over such shares and 1,000 shares owned by Mr. Donovan's spouse. Mr. Donovan does not have or share voting power over the 1,000 shares owned by his spouse. Mr. Donovan disclaims beneficial ownership of the shares held by him as trustee and the shares owned by his spouse.

(8) The ownership indicated includes 40,000 shares subject to stock option owned by Ms. Duttlinger.

(9)  See Footnotes (3), (4), (5), (6), (7) and (8).



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

During 2001, the Company purchased product in the ordinary course of business and on arm's-length terms from affiliates of DPK, including Volk, in the amounts of approximately $377,000. Donald P. Kelly, a beneficial owner of greater than 5% of the outstanding shares of Common Stock, and Mr. Gustafson, a beneficial owner of greater than 5% of the outstanding shares of Common Stock and the Chairman, Chief Executive Officer and President of the Company, are executive officers and limited partners of DPK. Volk is an owner of greater than 5% of the outstanding shares of Common Stock.

During 2001, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $689,000 to Cargill, Inc. and its affiliates. Such sales were made in the ordinary course of business. Gregory R. Page, President and Chief Operating Officer of Cargill, Inc., is a director of the Company.




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

                                           VISKASE COMPANIES, INC.
                                           -----------------------
                                           (Registrant)


                                           By: --------------------------
                                               F. Edward Gustafson
                                               Chairman, Chief Executive
                                               Officer and President


                                           By: --------------------------
                                               Gordon S. Donovan
                                               Vice President, Chief Financial
                                               Officer and Treasurer

Date:  April 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of April 2002.



------------------------------                 -------------------------------
F. Edward Gustafson                            Gordon S. Donovan
Chairman of the Board, Chief                   Vice President, Chief Financial
Executive Officer and President                Officer and Treasurer
(Principal Executive Officer)                  (Principal Financial and
                                               Accounting Officer)


------------------------------                 -------------------------------
Robert N. Dangremond (Director)                Gregory R. Page (Director)