Form 10-Q
period 2002-03-31
VISKASE COMPANIES INC
filed 2002-05-20
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                        _______
                                        -------


                                       FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 2002
                                          --------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                       ------------     --------------


                       Commission file number   0-5485
                                                ------


                              VISKASE COMPANIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                 95-2677354
-------------------------------                               -------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                           Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, llinois                   60527
----------------------------------------------------              ----------
(Address of principal executive offices)                          (Zip Code)

     Registrant's telephone number, including area code:  (630) 789-4900



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No
                                                     ----         ----


     As of May 15, 2002, there were 15,316,362 shares outstanding of the registrant's Common Stock, $.01 par value.

                            INDEX TO FINANCIAL STATEMENTS



                      VISKASE COMPANIES, INC. AND SUBSIDIARIES

                 UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page

Consolidated balance sheets at March 31, 2002 and December 31, 2001                  4

Consolidated statements of operations for the three months ended
     March 31, 2002 and March 31, 2001                                               5

Consolidated statements of cash flows for the three months ended
     March 31, 2002 and March 31, 2001                                               6

Notes to consolidated financial statements                                           7


                              PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------


The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 (2001 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2001 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The consolidated balance sheet as of December 31, 2001 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates, which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                               VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                         2002         2001
                                                      ----------    ------------
                                                     (unaudited)
                                                           (in thousands)
ASSETS
Current assets:
  Cash and equivalents                                  $ 10,932     $ 25,540
  Restricted cash                                         27,169       26,558
  Receivables, net                                        26,663       25,838
  Inventories                                             30,403       29,064
    Other current assets                                  11,020        9,691
                                                        --------     --------
      Total current assets                               106,187      116,691

Property, plant and equipment,
  including those under capital leases                   233,583      233,637
  Less accumulated depreciation
    and amortization                                     132,299      127,338
                                                        --------     --------
  Property, plant and equipment, net                     101,284      106,299

Deferred financing costs, net                              1,918        2,024
Other assets                                               8,537        9,014
                                                        --------     --------
  Total assets                                          $217,926     $234,028
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt including current portion
    of long-term debt and obligations
    under capital leases                                $227,310     $236,059
  Accounts payable                                         8,363        9,784
  Accrued liabilities                                     49,351       48,203
  Current deferred income taxes                            1,597        1,597
                                                        --------     --------
    Total current liabilities                            286,621      295,643

Long-term debt including obligations
  under capital leases                                       163          194

Accrued employee benefits                                 52,190       51,116
Noncurrent deferred income taxes                          25,282       25,128

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    issued and outstanding, 15,316,362 shares
    at March 31, 2002 and
    15,317,112 shares at December 31, 2001                   153          153
  Paid in capital                                        138,012      138,014
  Accumulated (deficit)                                 (280,457)    (272,574)
  Accumulated other comprehensive (loss)                  (3,880)      (3,461)
  Unearned restricted stock issued
    for future service                                      (158)        (185)
                                                        --------     --------
      Total stockholders' (deficit)                     (146,330)    (138,053)
                                                        --------     --------
        Total liabilities and stockholders' deficit     $217,926     $234,028
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (unaudited)

                                               Three Months Ended    Three Months Ended
                                               ------------------    ------------------
                                                 March 31, 2002        March 31, 2001
                                                 --------------        --------------
                               (in thousands, except for number of shares and per share amounts)

NET SALES                                              $43,387            $48,040

COSTS AND EXPENSES
  Cost of sales                                         34,711             39,282
  Selling, general and administrative                   10,611             10,921
  Amortization of intangibles                              500                500
                                                       -------            -------

OPERATING (LOSS)                                        (2,435)            (2,663)

  Interest income                                          314                904
  Interest expense                                       6,127              6,500
  Other (income) expense, net                              (94)             1,085
                                                       -------            -------

(LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                    (8,154)            (9,344)

  Income tax (benefit)                                    (271)            (3,374)
                                                       -------            -------

NET (LOSS) BEFORE EXTRAORDINARY ITEM                    (7,883)            (5,970)

  Extraordinary gain on early extinguishment of
   debt, net of income tax provision of $3,152                              4,930
                                                       -------            -------

NET (LOSS)                                              (7,883)            (1,040)

Other comprehensive (loss), net of tax:
    (See Note 7)
  Foreign currency translation adjustments                (419)              (623)
                                                       -------            -------

COMPREHENSIVE (LOSS)                                   $(8,302)           $(1,663)
                                                       =======            =======

WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                               15,317,104         15,298,498
                                                    ==========         ==========

PER SHARE AMOUNTS:

NET (LOSS) PER SHARE
  - basic and diluted

NET (LOSS) BEFORE EXTRAORDINARY ITEM                     $(.51)             $(.39)

  Extraordinary gain                                                          .32
                                                         -----              -----

NET (LOSS)                                               $(.51)             $(.07)
                                                         =====              =====

The accompanying notes are an integral part of the consolidated financial statements.



                                VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)

                                                                Three Months Ended
                                                                ------------------
                                                              March 31,    March 31,
                                                                2002         2001
                                                              ---------    ---------
                                                                  (in thousands)
Cash flows from operating activities:
  Net (loss)                                                   $(7,883)     $(1,040)

  Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization under capital lease            5,246        5,453
    Amortization of intangibles                                    500          500
    Amortization of deferred financing fees                        105           29
    Increase (decrease) in noncurrent deferred income taxes        163         (301)
    Foreign currency transaction loss                              138          485
    Loss on disposition of assets                                                19
    Bad debt provision                                              36          312
    Extraordinary (gain) on debt extinguishment                              (8,082)

    Changes in operating assets and liabilities:
     Receivables                                                (1,009)        (549)
     Inventories                                                (1,470)        (258)
     Other current assets                                       (1,355)       2,803
     Accounts payable and accrued liabilities                     (121)      (8,582)
     Other                                                         767       (1,224)
                                                               -------      -------
    Total adjustments                                            3,000       (9,395)
                                                               -------      -------

     Net cash (used in) operating activities                    (4,883)     (10,435)

Cash flows from investing activities:
  Capital expenditures                                            (268)      (1,069)
  Proceeds from disposition of assets                                           100
  Restricted cash                                                 (611)      (2,225)
                                                               -------      -------
     Net cash (used in) investing activities                      (879)      (3,194)

Cash flows from financing activities:
  Issuance of common stock                                                       53
  Deferred financing costs                                                      (13)
  Repayment of revolving loan, long-term borrowings
   and capital lease obligation                                 (8,779)     (20,488)
                                                               -------      -------
     Net cash (used in) financing activities                    (8,779)     (20,448)

Effect of currency exchange rate changes on cash                   (67)        (545)
                                                               -------      -------
Net (decrease) in cash and equivalents                         (14,608)     (34,622)
Cash and equivalents at beginning of period                     25,540       55,350
                                                               -------      -------
  Cash and equivalents at end of period                        $10,932      $20,728
                                                               =======      =======

Supplemental cash flow information:
  Interest paid                                                $ 3,064      $    42
  Income taxes paid                                            $     2      $ 2,560

The accompanying notes are an integral part of the consolidated financial statements.

                           VISKASE COMPANIES, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GOING CONCERN PRESENTATION

Viskase Companies, Inc. (Company) consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Except for the classification of certain debt as discussed in Note 4, the consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company's cash flows from operations were insufficient to pay the 10.25% Senior Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163.1 million principal and $8.4 million interest that became due at that time. In September 2001, certain of the holders of the 10.25% Senior Notes formed an ad hoc committee (Ad Hoc Committee) to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs (Restructuring). No assurances can be given that an agreement will be reached with the Ad Hoc Committee or what the terms of any such agreement would be. The Company believes that the likely result of the restructuring or any other restructuring of the Company's capital structure would be the substantial dilution or effective elimination of the current common stock of the Company. The Ad Hoc Committee retained legal counsel, the fees and expenses of which are being paid by the Company, and the Company and the Ad Hoc Committee are engaged in negotiations with respect to the Restructuring.

General Electric Capital Corporation (GECC), Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) Viskase's late payment of the basic rent payment due on November 1, 2001 or the late reinstatement of the rent letter of credit, (ii) Viskase's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on September 30, 2001 and December 31, 2001, (iii) Viskase's failure to deliver any documents required to be delivered, (iv) the failure by the Company to pay the 10.25% Senior Notes at maturity and (v) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code; provided, however, that the waiver granted pursuant to the foregoing clause (v) shall be rescinded if the Company shall be a debtor under Chapter 11 of the Bankruptcy Code on or after June 30, 2002. Furthermore, GECC agreed to forbear until June 30, 2002 from exercising its rights and remedies under the lease for failure to meet the Fixed Charge Coverage Ratio for the fiscal quarter ending on March 31, 2002. There is no agreement with GECC to extend the forbearance beyond June 30, 2002, and the Company can make no assurance that any extension would be received.

2.  CASH AND CASH EQUIVALENTS (dollars in thousands)

                                                   March      December
                                                 31, 2002     31, 2001
                                                 --------     --------

Cash and cash equivalents                        $ 10,932      $25,540
Restricted cash                                    27,169       26,558
                                                 --------      -------

                                                 $ 38,101      $52,098
                                                 ========      =======

As of March 31, 2002, cash and cash equivalents of $6,299 and restricted cash of $27,169 are invested in short term investments.

The 2002 restricted cash is principally cash held as collateral for outstanding letters of credit with commercial banks.


3.  INVENTORIES (dollars in thousands)

Inventories consisted of:                          March      December
                                                 31, 2002     31, 2001
                                                 --------     --------

Raw materials                                    $  3,608      $ 3,173
Work in process                                    13,070       13,131
Finished products                                  13,725       12,760
                                                 --------      -------
                                                 $ 30,403      $29,064
                                                 ========      =======

Approximately 56% of the inventories at March 31, 2002 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $767 at March 31, 2002.

4.  DEBT OBLIGATIONS (dollars in thousands)

Outstanding short-term and long-term debt consisted of:

                                                   March      December
                                                 31, 2002     31, 2001
                                                 --------     --------
Short-term debt, current maturity of long-term debt, and capital lease obligation:

  Viskase Capital Lease Obligation               $ 64,106     $ 72,855
  10.25% Senior Notes due 2001                    163,060      163,060
  Other                                               144          144
                                                 --------     --------

   Total short-term debt                         $227,310     $236,059
                                                 ========     ========

Long-term debt:

  Other                                          $    163     $    194
                                                 --------     --------

   Total long-term debt                          $    163     $    194
                                                 ========     ========


10.25% Senior Notes
-------------------

The Company's cash flows from operations were insufficient to pay the 10.25% Senior Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163.1 million principal and $8.4 million interest that became due at that time. In September 2001, certain of the holders of the 10.25% Senior Notes formed the Ad Hoc Committee to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs (Restructuring). No assurances can be given that an agreement will be reached with the Committee or what the terms of any such agreement would be. The Company believes that the likely result of the Restructuring or any other restructuring of the Company's capital structure would be the substantial dilution or effective elimination of the current common stock of the Company. The Committee retained legal counsel, the fees and expenses of which are being paid by the Company, and the Company and the Committee are engaged in negotiations with respect to the Restructuring.

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

The 10.25% Senior Note Indenture contains covenants with respect to Viskase Companies, Inc. and its subsidiaries limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends on or redeem or repurchase capital stock, (ii) the incurrence of indebtedness, (iii) certain affiliate transactions and (iv) the ability of the Company to consolidate with or merge with or into another entity or to dispose of substantially all its assets.

The Company has from time to time purchased 10.25% Senior Notes in open market or privately negotiated transactions, with the effect that as of March 31, 2002 there was $163.1 million principal amount of 10.25% Senior Notes outstanding, net of repurchase. In the prior year quarter ended March 31, 2001, the Company recognized an $8.1 million gain on the repurchase of the 10.25% Senior Notes.

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

          February 28, 2003     $23,499
          February 28, 2004      23,499
          February 28, 2005      23,500


On February 28, 2002, the Company paid the scheduled payment of $11,749. The GECC capital lease obligations were classified as current in the financial statements due to covenant restrictions. However, the lease payment maturities above conform to contractual payments under the lease.

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) Viskase's late payment of the basic rent payment due on November 1, 2001 or the late reinstatement of the rent letter of credit, (ii) Viskase's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on September 30, 2001 and December 31, 2001, (iii) Viskase's failure to deliver any documents required to be delivered, (iv) the failure by the Company to pay the 10.25% Senior Notes at maturity and (v) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code; provided, however, that the waiver granted pursuant to the foregoing clause (v) shall be rescinded if the Company shall be a debtor under Chapter 11 of the Bankruptcy Code on or after June 30, 2002. Furthermore, GECC agreed to forbear until June 30, 2002 from exercising its rights and remedies under the lease for failure to meet the Fixed Charge Coverage Ratio for the fiscal quarter ending on March 31, 2002. There is no agreement with GECC to extend the forbearance beyond June 30, 2002, and the Company can make no assurance that any extension would be received.

Letter of Credit Facility
-------------------------

Letters of credit in the amount of $26.4 million were outstanding under a letter of credit facility with commercial banks, and were cash collateralized at March 31, 2002.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

The Company anticipates that it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements during 2002.

5.  CONTINGENCIES

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

During 1999 and 2000, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in ten virtually identical civil complaints filed in the United States District Court for the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability. In 2001, all of the consolidated cases were transferred to the United States District Court for the Northern District of Illinois, Eastern Division.

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

6.  RESTRUCTURING CHARGE (dollars in millions)

During 2000, the Company committed to a restructuring plan to refocus its remaining business. The Company charged $55.8 million to writedown building and equipment to net realizable value. The restructuring actions, which were implemented to reduce the Company's fixed cost structure resulted in a before tax charge to continuing operations of $94.9 million consisting of:

                                                                               Year
                                          2000             Write     Other     Ending
                                         Charge  Payments  down   Adjustments   2000
                                         ------  --------  -----   ----------  ------
  Employee costs                         $13.4    $ (2.1)              $(0.1)   $11.2
  Write-down of building and equipment    13.4             $(13.4)
  Nucel(r) building and equipment         42.4              (42.4)
  Nucel(r) other                          24.2      (3.0)               (5.9)    15.3
  Decommissioning                          2.3      (0.1)               (1.6)     0.6
                                         -----     -----   ------      -----    -----
      Reserve subtotal                   $95.7     $(5.2)  $(55.8)     $(7.6)   $27.1
                                                   =====   ======      =====    =====
  Reversal of excess reserve               (.8)
                                         -----
      Restructuring Charge               $94.9
                                         =====


The following table provides details of the 2000 restructuring reserve for the year ended December 31, 2001:


                               Restructuring                                 Restructuring
                               Reserve as of                    Other        Reserve as of
                               December 31, 2000   Payments   Adjustments   December 31, 2001
                               -----------------   --------   -----------   -----------------
  Employee costs                   $11.2            $ (9.8)      $(.4)           $ 1.0
  Nucel(r) and other                15.3              (1.6)        .1             13.8
  Decommissioning                     .6               (.3)        .0               .3
                                   -----            ------       ----            -----
  Total restructuring reserve      $27.1            $(11.7)      $(.3)           $15.1
                                   =====            ======       ====            =====


The following table provides details of the 2000 restructuring reserve for the period ended March 31, 2002:

                                  Restructuring                               Restructuring
                                  Reserve as of                   Other       Reserve as of
                                December 31, 2001   Payments   Adjustments   March 31, 2002
                                -----------------   --------   -----------   --------------
  Employee costs                 $ 1.0               $ (.4)        $             $  .6
  Nucel(r) and other              13.8                 (.5)                       13.3
  Decommissioning                   .3                 (.2)                         .1
                                 -----               -----         -----         -----
  Total restructuring reserve    $15.1               $(1.1)        $             $14.0
                                 =====               =====         =====         =====


The Nucel(r) third party license fee payments are estimated at $2.4 million, $2.4 million, $2.6 million, $3.2 million and $3.2 million for the year periods 2002 to 2006 and are reserved for in the 2000 restructuring reserve. In the first quarter of 2002, the Company paid third party license fees of approximately $.5 million.

During the fourth quarter of 2001, the Company incurred a restructuring charge of $4.8 million for the write-down of facilities held for sale.


7.  COMPREHENSIVE (LOSS) (dollars in thousands)

The following sets forth the components of other comprehensive (loss) and the related income tax (benefit):

                                          Three Months        Three Months
                                          Ended March 31,     Ended March 31,
                                               2002                2001
                                          ---------------     ---------------

Other comprehensive (loss):
  Foreign currency translation
   adjustments (1)                          $(419)              $(623)
                                            -----               -----
Other comprehensive (loss), net of tax      $(419)              $(623)
                                            =====               =====

 (1) Net of related tax (benefit) of $0 and $(399) for the first quarter 2002 and 2001, respectively.


8.  EARNINGS PER SHARE (EPS)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                             Three Months       Three Months
                                             Ended March 31,    Ended March 31,
                                                 2002               2001
                                             ---------------    ---------------
                                             (in thousands, except for weighted
                                                   average shares outstanding)
NUMERATOR:

Net (loss) available to common stockholders:

  Net (loss) before extraordinary item          $(7,883)       $(5,970)

  Extraordinary gain                            $              $ 4,930

Net loss available to common stockholders
  for basic and diluted EPS                     $(7,883)       $(1,040)


DENOMINATOR:

Weighted average shares outstanding
  for basic EPS                              15,317,104     15,298,498

Effect of dilutive securities
                                             ----------     ----------

Weighted average shares outstanding
  for diluted EPS                            15,317,104     15,298,498
                                             ==========     ==========

Common stock equivalents are excluded from the loss per share calculations as the result is antidilutive.

9.  ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company has adopted the Standard with no effect on the Company's financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired and disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted the Standard with no effect on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
---------------------

The Company's net sales for the first quarter of 2002 were $43.4 million which represents a decrease of 9.7% from the comparable period of 2001. The decline in sales reflects the continuing effect of reduced selling prices in the casings industry and a slight reduction in volume.

Operating loss from operations for the first quarter of 2002 was $(2.4) million representing a slight improvement of $.2 million from the comparable period of 2001. The operating loss resulted primarily from declines in sales and volumes caused by continued price competition in the worldwide casings industry. The slight improvement in the operating loss resulted from operating efficiencies and reduced raw material and energy costs. The Company does not expect to see an improvement in its operating income until prices begin to increase.

Net interest expense for the first quarter of 2002 totaled $5.8 million, representing a slight increase of $.2 million from the comparable period of 2001. The increase is primarily due to lower interest income resulting from lower cash balances.

Other income (expense) of approximately $.1 million and $(1.1) million for the first quarter of 2002 and 2001, respectively, consists principally of foreign exchange gains and losses.

The tax benefit for the first quarter of 2002 resulted primarily from the benefit of an anticipated U.S. income tax refund resulting from the Job Creation Act enacted in March of 2002, partially offset by the provision related to income from foreign subsidiaries. A benefit of $.3 million was provided on a loss of $(8.2) million.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $14.6 million during the quarter ended March 31, 2002. Cash flows used in operating activities were $4.9 million, used in investing activities were $.9 million, and used in financing activities were $8.8 million. Cash flows used in operating activities were principally attributable to the Company's loss from operations and an increase in working capital usage, offset by the effect of depreciation and amortization. Cash flows used in investing activities were principally attributable to an increase in restricted cash and by capital expenditures for property, plant and equipment. Cash flows used in financing activities were due to the payment of the scheduled GECC Capital Lease obligation.

The Company's cash flows from operations were insufficient to pay the 10.25% Senior Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163.1 million principal and $8.4 million interest that became due at that time. In September 2001, certain of the holders of the 10.25% Senior Notes formed the Ad Hoc Committee to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs (Restructuring). No assurances can be given that an agreement will be reached with the Committee or what the terms of any such agreement would be. The Company believes that the likely result of the Restructuring or any other restructuring of the Company's capital structure would be the substantial dilution or effective elimination of the current common stock of the Company. The Committee retained legal counsel, the fees and expenses of which are being paid by the Company, and the Company and the Committee are engaged in negotiations with respect to the Restructuring.

The Company believes, after consultation with its advisors, that it would be in the best interest of the Company to enter into a consensual (prepackaged) plan of restructuring, agreed to by GECC and the Committee, that would be implemented in accordance with Chapter 11 of the United Stated Bankruptcy
Code. The Company believes that this form of restructuring can be consummated more quickly and with less disruption than a Chapter 11 filing without any agreement with its creditors. If the Company is unable to reach an agreement with its creditors, the Company will be required to file under Chapter 11 to reorganize its capital structure. The Company expects that during the pendency of a Chapter 11 case it will operate in the ordinary course with respect to its customers, suppliers and employees.

The Company has from time to time purchased 10.25% Senior Notes in open market or privately negotiated transactions, with the effect that as of March 31, 2002 there was $163.1 million principal amount of 10.25% Senior Notes outstanding, net of repurchased notes. In the prior year quarter ended March 31, 2001, the Company recognized an $8.1 million gain on the repurchase of the 10.25% Senior Notes.

Letters of credit in the amount of $26.4 million were outstanding under a letter of credit facility with commercial banks, and were cash collateralized at March 31, 2002.

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

                                 (in millions)
                                 -------------
          February 28, 2003          $23.5
          February 28, 2004           23.5
          February 28, 2005           23.5

On February 28, 2002, the Company paid the scheduled lease payment of $11.8 million. The GECC capital lease obligations were classified as current in the financial statements due to covenant restrictions. However, the lease payment maturities above conform to contractual payments under the lease.

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) Viskase's late payment of the basic rent payment due on November 1, 2001 or the late reinstatement of the rent letter of credit, (ii) Viskase's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on September 30, 2001 and December 31, 2001, (iii) Viskase's failure to deliver any documents required to be delivered, (iv) the failure by the Company to pay the 10.25% Senior Notes at maturity and (v) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code; provided, however, that the waiver granted pursuant to the foregoing clause (v) shall be rescinded if the Company shall be a debtor under Chapter 11 of the Bankruptcy Code on or after June 30, 2002. Furthermore, GECC agreed to forbear until June 30, 2002 from exercising its rights and remedies under the lease for failure to meet the Fixed Charge Coverage Ratio for the fiscal quarter ending on March 31, 2002. There is no agreement with GECC to extend the forbearance beyond June 30, 2002, and the Company can make no assurance that any extension will be received.

Capital expenditures for the quarter ended March 31, 2002 and 2001 totaled $.3 and $1.1 million, respectively. Significant 2002 capital expenditures included costs associated with the Viskase Food Science Quality Institute (FSQI). Significant 2001 capital expenditures included costs associated with the Visflex(tm) plastic casing line. Capital expenditures for 2002 are expected to be approximately $5 million.

In 2001, the Company spent approximately $5 million on research and development programs, including product and process development, and on new technology development. Prior to 2001, the Company was spending approximately $8 million on research and development programs. The decrease is due to the sale of the Films Business. The 2002 research and development and product introduction expenses are expected to be in the $4 million range. Among the projects included in the current research and development efforts is the application of certain patents and technology licensed by Viskase to the manufacture of cellulosic casings.

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

During 1999 and 2000, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in ten virtually identical civil complaints filed in the United States District Court for the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability. In 2001, all of the consolidated cases were transferred to the United States District Court for the Northern District of Illinois, Eastern Division.

The Company and its subsidiaries are involved in these and various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

       Contractual Obligations Related to Debt, Leases and Related Risk Disclosure
                                 (dollars in thousands)

2001                                                      Expected Maturity Date
                                  In                                                   There-
                               Default(1)  2002       2003     2004     2005    2006   after     Total
Long-term debt, including
  current portion:

Fixed interest rate ($000)    $163,060                                                    $66   $163,126
  Interest rate                 10.25%                                                      0%    10.25%

Capital lease obligations(2)               (3)$8,894  $19,433  $21,300  $23,500                  $73,127
  Third party license fees                 (4)$2,366   $2,414   $2,616   $3,139   $3,202   $0    $13,737


(1) The estimated fair value of the 10.25% Senior Notes is $45,723 at March 31, 2002.

(2) Capital lease obligations relate primarily to GECC Capitalized Lease Obligations classified as current in the financial statements. GECC lease payment maturities conform to contractual payments under the lease.

(3) In the first quarter of 2002, the Company paid capital lease obligations of $8,780.

(4) In the first quarter of 2002, the Company paid third party license fees of $564.


Other
-----

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company has adopted the Standard with no effect on the Company's financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired and disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted the Standard with no effect on the Company's financial statements.

Forward-looking Statements
--------------------------

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; the Company's ability to effectuate a restructuring of the 10.25% Senior Notes and other effects of the restructuring on the Company; competitive pricing pressures for the Company's products; changes in other costs; opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; and the ability to achieve synergistic and other cost reductions and efficiencies.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The Company is exposed to certain market risks related to foreign currency exchange rates. In order to manage the risk associated with this exposure to such fluctuations, the Company occasionally uses derivative financial instruments. The Company does not enter into derivatives for trading purposes.

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at March 31, 2002, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $.1 million.

                             PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1,
Note 5, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended March 31, 2002.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

The Company did not pay the $163.1 million principal and $8.4 million interest on the 10.25% Senior Notes that became due on December 1, 2001.

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






Date:  May 15, 2002