Form 10-Q
period 2002-06-30
VISKASE COMPANIES INC
filed 2002-08-14
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   -------

                                  FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       June 30, 2002
                                     -------------------------

                                       OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------


                         Commission file number 0-5485


                             VISKASE COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            95-2677354
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, Illinois                60527
-----------------------------------------------------              ----------
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:  (630) 789-4900



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X       No
                                                   -----        -----


     As of August 14, 2002, there were 15,316,062 shares outstanding of the registrant's Common Stock, $.01 par value.




                         INDEX TO FINANCIAL STATEMENTS



                     VISKASE COMPANIES, INC. AND SUBSIDIARIES

               UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Consolidated balance sheets at June 30, 2002 and December 31, 2001         4

Consolidated statements of operations and comprehensive
income (loss) for the
     three months ended June 30, 2002 and June 30, 2001 and for the
     six months ended June 30, 2002 and June 30, 2001                      5

Consolidated statements of cash flows for the six months ended
     June 30, 2002 and June 30, 2001                                       7

Notes to consolidated financial statements                                 8

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

The consolidated balance sheet as of December 31, 2001 was derived from the audited consolidated financial statements in the Company's annual report on the 2001 Form 10-K.

Reported interim results of operations are based in part on estimates, which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.



                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                     June 30,    December 31,
                                                       2002          2001
                                                     --------    ------------
                               (in thousands except for the number of shares)
ASSETS
Current assets:
  Cash and equivalents                               $ 14,261       $ 25,540
  Restricted cash                                      29,146         26,558
  Receivables, net                                     28,295         25,838
  Inventories                                          30,870         29,064
  Other current assets                                  9,901          9,691
                                                     --------       --------
    Total current assets                              112,473        116,691

Property, plant and equipment,
  including those under capital leases                237,366        233,637
  Less accumulated depreciation
    and amortization                                  140,060        127,338
                                                     --------       --------
  Property, plant and equipment, net                   97,306        106,299

Deferred financing costs, net                           2,018          2,024
Other assets                                            7,924          9,014
                                                     --------       --------
  Total assets                                       $219,721       $234,028
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt including current portion
    of long-term debt and obligations
    under capital leases                             $227,321       $236,059
  Accounts payable                                      9,310          9,784
  Accrued liabilities                                  45,495         48,203
  Current deferred income taxes                         1,597          1,597
                                                     --------       --------
    Total current liabilities                         283,723        295,643

Long-term debt including obligations
  under capital leases                                    145            194

Accrued employee benefits                              53,532         51,116
Noncurrent deferred income taxes                       25,785         25,128

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    issued and outstanding
    15,316,062 shares at June 30, 2002 and
    15,317,112 shares at December 31, 2001                153            153
  Paid in capital                                     138,010        138,014
  Accumulated (deficit)                              (279,326)      (272,574)
  Accumulated other comprehensive (loss)               (2,169)        (3,461)
  Unearned restricted stock issued
    for future service                                   (132)          (185)
                                                     ---------      ---------
    Total stockholders' (deficit)                    (143,464)      (138,053)
                                                     ---------      ---------
    Total liabilities and stockholders' deficit      $219,721       $234,028
                                                     =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (unaudited)

                                                        Three Months Ended             Six Months Ended
                                                      ----------------------        ----------------------
                                                       June           June           June           June
                                                     30, 2002       30, 2001       30, 2002       30, 2001
                                                     --------       --------       --------       --------
                                         (in thousands, except for number of shares and per share amounts)
NET SALES                                             $46,291        $46,503        $89,678        $94,543

COSTS AND EXPENSES
  Cost of sales                                        36,288         37,965         70,999         77,247
  Selling, general and administrative                   9,582         10,574         20,193         21,495
  Amortization of intangibles                             500            500          1,000          1,000
  Restructuring (income)                               (6,132)                       (6,132)
                                                      --------       --------       --------       --------

OPERATING INCOME (LOSS)                                 6,053         (2,536)         3,618         (5,199)

  Interest income                                         233            553            547          1,457
  Interest expense                                      6,141          6,387         12,268         12,887
  Other (income) expense, net                            (549)         3,377           (643)         4,462
                                                      --------       --------       --------       --------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                          694        (11,747)        (7,460)       (21,091)

  Income tax (benefit) provision                         (437)         2,470           (708)          (904)
                                                      --------       --------       --------       --------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                            1,131        (14,217)        (6,752)       (20,187)

DISCONTINUED OPERATIONS:

  Gain on disposal net of income taxes
    of $0                                                              3,189                         3,189
                                                      --------       --------       --------       --------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                    1,131        (11,028)        (6,752)       (16,998)

  Extraordinary gain on early extinguishment of
  debt, net of three month and six month
  income taxes of $3,152 and $0, respectively                          3,207                         8,137
                                                      --------       --------       --------       --------

NET INCOME (LOSS)                                       1,131         (7,821)        (6,752)        (8,861)

  Other comprehensive income (loss)
  Foreign currency translation adjustments              1,711           (247)         1,292         (1,269)
                                                      --------       --------       --------       --------

COMPREHENSIVE INCOME (LOSS)                            $2,842        $(8,068)       $(5,460)      $(10,130)
                                                      ========       ========       ========      =========


WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                              15,316,358     15,304,458     15,316,734     15,301,494
                                                   ==========     ==========     ==========     ==========


PER SHARE AMOUNTS:

NET INCOME (LOSS) EARNINGS PER SHARE:
  - basic and diluted

CONTINUING OPERATIONS                                    $.07         $( .93)         $(.44)        $(1.32)

DISCONTINUED OPERATIONS:

  Gain on disposal, net of tax                                           .21                           .21
                                                         ----         -------         ------        -------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                      .07          (.72)           (.44)         (1.11)

  Extraordinary gain, net of tax                                        .21                            .53
                                                         ----         -------         ------        -------

Net Income (loss)                                        $.07         $(.51)          $(.44)         $(.58)

The accompanying notes are an integral part of the consolidated financial statements.

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Six Months Ended
                                                                         --------------------------
                                                                         June 30,          June 30,
                                                                           2002              2001
                                                                         --------------------------
                                                                               (in thousands)

Cash flows from operating activities:

  Net (loss)                                                             $(6,752)          $(8,861)


  Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization under capital lease                   10,455            10,874
      Amortization of intangibles                                          1,000             1,000
      Amortization of deferred financing fees                                223                60
      Increase (decrease) in deferred income taxes                           122            (1,089)
      Extraordinary (gain) on debt extinguishment                                           (8,137)
      Foreign currency transaction (gain) loss                              (252)              812
      (Gain) loss on disposition of assets                                    (7)            1,895
      Bad debt (reduction) provision                                         (61)              272
      Net property, plant and equipment write-off                          1,028

      Changes in operating assets and liabilities:
        Receivables                                                       (1,438)           (1,583)
        Inventories                                                         (867)              735
        Other current assets                                                 (64)              442
        Accounts payable and accrued liabilities                          (3,927)          (22,313)
        Other                                                              1,524              (678)
                                                                         --------          --------
      Total adjustments                                                    7,736           (17,710)
                                                                         --------          --------

        Net cash provided by (used in) operating activities                  984           (26,571)

Cash flows from investing activities:
  Capital expenditures                                                      (795)           (2,672)
  Proceeds from disposition of assets                                        548               799
  Restricted cash                                                         (2,623)           14,415
                                                                         --------          --------
        Net cash (used in) provided by investing activities               (2,870)           12,542

Cash flows from financing activities:
  Issuance of common stock                                                                     101
  Deferred financing costs                                                  (216)             (958)
  Repayment of long-term borrowings
    and capital lease obligation                                          (8,810)          (20,609)
                                                                         --------          --------
        Net cash (used in) financing activities                           (9,026)          (21,466)

Effect of currency exchange rate changes on cash                            (402)           (1,277)
                                                                         --------          --------
Net (decrease) in cash and equivalents                                   (11,314)          (36,772)
Cash and equivalents at beginning of period                               25,540            55,350
                                                                         --------          --------
Cash and equivalents at end of period                                    $14,226           $18,578
                                                                         ========          ========

Supplemental cash flow information:
  Interest paid                                                           $3,127           $11,466
  Income taxes paid                                                       $   30           $ 5,094

The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN PRESENTATION (dollars and shares in thousands, except per share amounts)

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

The Company's cash flows from operations were insufficient to pay the 10.25% Senior Notes (Senior Notes) when they matured on December 1, 2001, and accordingly the Company did not pay the $163,060 principal and $8,357 interest that became due at that time. In September 2001, certain of the holders of the Senior Notes formed an ad hoc committee (Ad Hoc Committee) to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs. On July 15, 2002, the Company executed a restructuring agreement with the Ad Hoc Committee of the Company's Senior Notes due December 1, 2001 for the restructuring of the Senior Notes. Under the terms of the proposed restructuring, the Company's wholly owned operating subsidiary, Viskase Corporation, will be merged with and into the Company with the Company being the surviving corporation. The outstanding Senior Notes would be exchanged for new Senior Secured Notes (New Notes) and shares of Series A Preferred Stock (Preferred Stock) to be issued by the Company on a basis of $367.96271 principal amount of New Notes (i.e., $60,000) and 126.82448 shares of Preferred Stock (i.e., 20,680 shares or 94% of the Preferred Stock) for each one thousand dollar principal amount of Senior Notes. The Ad Hoc Committee retained legal counsel, the fees and expenses of which are being paid by the Company.

Under the proposed restructuring, the Company will continue to provide an uninterrupted supply of products and services to customers worldwide. Trade creditors and vendors will be totally unaffected and will continue to be paid in the ordinary course of business, and the Company's employees will be paid all wages, salaries and benefits on a timely basis.

The New Notes would bear interest at a rate of 8% per year, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of New Notes (pay-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of New Notes (pay-in-kind). Thereafter, interest will be payable in cash. The New Notes would mature on December 1, 2008.

The New Notes would be secured by a first lien in the assets of the Company, other than the assets subject to the GECC lease and certain real estate, post-merger. The New Notes will be subject to subordination of up to $25,000 for a secured working capital credit facility for the Company.

The Preferred Stock will pay a 6% cumulative dividend. Its holders will vote on an as-converted basis on all matters together with the Company's common stockholders. The Preferred Stock will have a liquidation preference of $5.00 per share and will be convertible into common stock at any time at a price of $.20 per share. Upon conversion, the Preferred Stock would represent about 97% of the common stock. Accrued but unpaid dividends, at time of conversion, will be convertible into common stock upon the same basis. At the Company's option, the Preferred Stock would be automatically converted into common stock on the same basis in connection with a public offering of securities by the Company of not less than $50,000. Dividends on the Preferred Stock would be payable in cash to the extent the Company is legally, contractually and financially able to pay dividends.

Under the proposed restructuring, 1,320 shares of Preferred Stock (or upon the request of Company management, options to purchase 1,320 shares of Preferred Stock), representing 6% of the Preferred Stock, will be reserved for Company management and employees. Such shares or options will be subject to a vesting schedule with acceleration upon the occurrence of certain events.

The proposed exchange offer would be subject to acceptance by holders of 100% of the outstanding Senior Notes, unless waived by the Company and approved by the Ad Hoc Committee. The exchange offer would include a solicitation for a prepackaged plan of reorganization for the Company. If less than 100% of the outstanding Senior Notes accept the exchange offer but sufficient number and aggregate number of Senior Notes vote in favor of acceptance of the prepackaged plan of reorganization, the Company will commence a voluntary Chapter 11 petition and seek confirmation of the prepackaged plan of reorganization containing substantially the same terms as the exchange offer. In the event the restructuring is consummated through a bankruptcy proceeding, the Company's common stock will be canceled and new common stock will be issued, 94% to the holders of Senior Notes and 6% to the Company's management and employees. Holders of old common stock would receive warrants to purchase shares of new common stock equal to 2.7% of the Company's common stock. Assuming all warrants are exercised, holders of the Senior Notes would receive approximately 91.5% of the new common stock and approximately 5.8% would go to the Company's management and employees. Thus, the consideration received by all noteholders would be substantially the same regardless of whether the proposed restructuring occurs pursuant to an exchange offer or prepackaged plan of reorganization.

Upon completion of the proposed restructuring the Board of Directors of the Company would be reconstituted to consist of five members, including the Company's Chief Executive Officer and four other persons designated by the Ad Hoc Committee.

The Ad Hoc Committee members, holding in the aggregate approximately 54% of the Senior Notes, have agreed to accept the proposed exchange offer and vote in favor of the prepackaged plan of reorganization. The members of the Ad Hoc Committee have also agreed to take such other reasonable actions as necessary to consummate the proposed restructuring. In addition, the members of the Ad Hoc Committee have agreed not to transfer (other than to another member of the Ad Hoc Committee or an affiliate of a member) their shares of Preferred Stock (or common stock upon conversion) for a period of two years after the exchange offer is completed. For a period of one year thereafter, the Company would have a right of first refusal to either purchase or designate a purchaser for shares of Preferred Stock (or common stock upon conversion) to be transferred by a member of the Ad Hoc Committee to a person other than another member of the Ad Hoc Committee or their affiliates.

The Company expects to complete the restructuring (either the exchange restructuring or the prepackaged) agreed to by the Ad Hoc Committee pursuant to the restructuring agreement, but can provide no assurances that any restructuring will be completed on the terms indicated in the restructuring agreement.

The Company intends to mail both the Offer to Exchange and solicitation of the prepackaged plan of reorganization to holders of Senior Notes on or about August 21, 2002. Accordingly, the Company expects the restructuring to be completed sometime between November 4, 2002 and February 2, 2003.

General Electric Capital Corporation (GECC), Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) Viskase's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002 and September 30, 2002, (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code; provided, however, that the waiver granted pursuant to the foregoing clause shall be rescinded if the Company shall be a debtor under Chapter 11 of the Bankruptcy Code on or after November 30, 2002. There is no agreement with GECC to extend the forbearance beyond November 30, 2002, and the Company can make no assurance that any extension would be received.

2.  CASH AND CASH EQUIVALENTS (dollars in thousands)

                                              June                December
                                            30, 2002              31, 2001
Cash and cash equivalents                    $14,261               $25,540
Restricted cash                               29,146                26,558
                                             -------               -------

                                             $43,407               $52,098
                                             =======               =======

As of June 30, 2002, cash and cash equivalents of $8,057 and restricted cash of $29,146 are invested in short term investments.

The 2002 restricted cash is principally cash held as collateral for outstanding letters of credit with commercial banks. Included within restricted cash is a letter of credit of $2,109 which F. Edward Gustafson, Chairman of the Board, President and Chief Executive Officer, is the beneficiary. The letter of credit supports amounts payable under his Employment Agreements.


3.  INVENTORIES (dollars in thousands)

Inventories consisted of:

                                              June                December
                                            30, 2002              31, 2001
                                            --------              --------
Raw materials                                $ 3,476               $ 3,173
Work in process                               14,032                13,131
Finished products                             13,362                12,760
                                             -------               -------

                                             $30,870               $29,064
                                             =======               =======

Approximately 49.9% of the inventories at June 30, 2002 were valued at Last-In, First-Out (LIFO). These LIFO values exceeded current manufacturing cost by approximately $1,686 at June 30, 2002.

4. DEBT OBLIGATIONS (dollars and shares in thousands, except per share amounts)

Outstanding short-term and long-term debt consisted of:

                                                        June                December
                                                      30, 2002              31, 2001
                                                      --------              --------
Short-term debt, current maturity of long-term
  debt, and capital lease obligation:

  Viskase Capital Lease Obligation                    $ 64,106              $ 72,855
  10.25% Senior Notes due 2001                         163,060               163,060
  Other                                                    155                   144
                                                      --------              --------

    Total short-term debt                             $227,321              $236,059

Long-term debt:

  Other                                                    145                   194
                                                      --------              --------

    Total long-term debt                              $    145              $    194
                                                      ========              ========

10.25% Senior Notes
-------------------

The Company's cash flows from operations were insufficient to pay the Senior Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163,060 principal and $8,357 interest that became due at that time. In September 2001, certain of the holders of the Senior Notes formed the Ad Hoc Committee to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs. On July 15, 2002, the Company executed a restructuring agreement with the Ad Hoc Committee of the Company's Senior Notes due December 1, 2001 for the restructuring of the Senior Notes. Under the terms of the proposed restructuring, the Company's wholly owned operating subsidiary, Viskase Corporation, will be merged with and into the Company with the Company being the surviving corporation. The outstanding Senior Notes would be exchanged for New Notes and shares of Preferred Stock to be issued by the Company on a basis of $367.96271 principal amount of New Notes (i.e., $60,000) and
126.82448 shares of Preferred Stock (i.e., 20,680 shares or 94% of the Preferred Stock) for each one thousand dollar principal amount of Senior Notes. The Ad Hoc Committee retained legal counsel, the fees and expenses of which are being paid by the Company.

Under the proposed restructuring, the Company will continue to provide an uninterrupted supply of products and services to customers worldwide. Trade creditors and vendors will be totally unaffected and will continue to be paid in the ordinary course of business, and the Company's employees will be paid all wages, salaries and benefits on a timely basis.

The New Notes would bear interest at a rate of 8% per year, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in principal amount of New Notes (pay-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in principal amount of New Notes (pay-in-kind). Thereafter, interest will be payable in cash. The New Notes would mature on December 1, 2008.

The New Notes would be secured by a first lien in the assets of the Company, other than the assets subject to the GECC lease and certain real estate, post-merger. The New Notes will be subject to subordination of up to $25,000 for a secured working capital credit facility for the Company.

The Preferred Stock will pay a 6% cumulative dividend. Its holders will vote on an as-converted basis on all matters together with the Company's common stockholders. The Preferred Stock will have a liquidation preference of $5.00 per share and will be convertible into common stock at any time at a price of $.20 per share. Upon conversion, the Preferred Stock would represent about 97% of the common stock. Accrued but unpaid dividends, at time of conversion, will be convertible into common stock upon the same basis. At the Company's option, the Preferred Stock would be automatically converted into common stock on the same basis in connection with a public offering of securities by the Company of not less than $50,000. Dividends on the Preferred Stock would be payable in cash to the extent the Company is legally, contractually and financially able to pay dividends.

Under the proposed restructuring, 1,320 shares of Preferred Stock (or upon the request of Company management, options to purchase 1,320 shares of Preferred Stock), representing 6% of the Preferred Stock, will be reserved for Company management and employees. Such shares or options will be subject to a vesting schedule with acceleration upon the occurrence of certain events.

The proposed exchange offer would be subject to acceptance by holders of 100% of the outstanding Senior Notes, unless waived by the Company and approved by the Ad Hoc Committee. The exchange offer would include a solicitation for a prepackaged plan of reorganization for the Company. If less than 100% of the outstanding Senior Notes accept the exchange offer but sufficient number and aggregate number of Senior Notes vote in favor of acceptance of the prepackaged plan of reorganization, the Company will commence a voluntary Chapter 11 petition and seek confirmation of the prepackaged plan of reorganization containing substantially the same terms as the exchange offer. In the event the restructuring is consummated through a bankruptcy proceeding, the Company's common stock will be canceled and new common stock will be issued, 94% to the holders of Senior Notes and 6% to the Company's management and employees. Holders of old common stock would receive warrants to purchase shares of new common stock equal to 2.7% of the Company's common stock. Assuming all warrants are exercised, holders of the Senior Notes would receive approximately 91.5% of the new common stock and approximately 5.8% would go to the Company's management and employees. Thus, the consideration received by all noteholders would be substantially the same regardless of whether the proposed restructuring occurs pursuant to an exchange offer or prepackaged plan of reorganization.

Upon completion of the proposed restructuring the Board of Directors of the Company would be reconstituted to consist of five members, including the Company's Chief Executive Officer and four other persons designated by the Ad Hoc Committee.

The Ad Hoc Committee members, holding in the aggregate approximately 54% of the Senior Notes, have agreed to accept the proposed exchange offer and vote in favor of the prepackaged plan of reorganization. The members of the Ad Hoc Committee have also agreed to take such other reasonable actions as necessary to consummate the proposed restructuring. In addition, the members of the Ad Hoc Committee have agreed not to transfer (other than to another member of the Ad Hoc Committee or an affiliate of a member) their shares of Preferred Stock (or common stock upon conversion) for a period of two years after the exchange offer is completed. For a period of one year thereafter, the Company would have a right of first refusal to either purchase or designate a purchaser for shares of Preferred Stock (or common stock upon conversion) to be transferred by a member of the Ad Hoc Committee to a person other than another member of the Ad Hoc Committee or their affiliates.

The Company expects to complete the restructuring (either the exchange restructuring or the prepackaged) agreed to by the Ad Hoc Committee pursuant to the restructuring agreement, but can provide no assurances that any restructuring will be completed on the terms indicated in the restructuring agreement.

The Company intends to mail both the Offer to Exchange and solicitation of the prepackaged plan of reorganization to holders of Senior Notes on or about August 21, 2002. Accordingly, the Company expects the restructuring to be completed sometime between November 4, 2002 and February 2, 2003.

The Senior Note Indenture contains covenants with respect to Viskase Companies, Inc. and its subsidiaries limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends on or redeem or repurchase capital stock, (ii) the incurrence of indebtedness, (iii) certain affiliate transactions and (iv) the ability of the Company to consolidate with or merge with or into another entity or to dispose of substantially all its assets.

The Company has from time to time purchased Senior Notes in open market or privately negotiated transactions, with the effect that as of June 30, 2002 there was $163,060 principal amount of Senior Notes outstanding, net of repurchase. During the year-to-date period ended June 30, 2001, the Company recognized an $8,137 gain on the repurchase of the Senior Notes.

GECC
----

The GECC capital lease obligations were classified as current in the financial statements due to covenant restrictions. The following lease payment maturities conform to contractual payments under the lease.

     February 28, 2003     $23,499
     February 28, 2004     $23,499
     February 28, 2005     $23,500

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) Viskase's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002 and September 30, 2002, (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code; provided, however, that the waiver granted pursuant to the foregoing clause shall be rescinded if the Company shall be a debtor under Chapter 11 of the Bankruptcy Code on or after November 30, 2002. There is no agreement with GECC to extend the forbearance beyond November 30, 2002, and the Company can make no assurance that any extension would be received.

Letter of Credit Facility
-------------------------

Letters of credit in the amount of $28,354 were outstanding under a letter of credit facility with commercial banks, and were cash collateralized at June 30, 2002.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

The Company anticipates that it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements during 2002.

5.  CONTINGENCIES (dollars in thousands)

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

In October 2001, the Canadian Ministry of the Environment (MOE) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (PCB) contamination. Viskase Canada is working with the MOE in investigating the alleged PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site. Viskase Canada has been granted leave to amend its lawsuit against Union Carbide to allege that any PCB contamination at or around the Site was generated from Union Carbide's plastics extrusion business, which was operated at the Site by Union Carbide prior to the purchase of the Business. Union Carbide's plastics extrusion business was not part of the Business purchased by Viskase Corporation and its affiliates. Viskase Canada will be asking the court to require Union Carbide to repurchase the Site from Viskase Canada and award Viskase Canada damages in excess of $2,000 (Canadian dollars). The lawsuit is still pending and is expected to proceed to trial sometime during the second half of 2003.

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

6.  RESTRUCTURING (INCOME) CHARGE (dollars in millions)

During the second quarter of 2002, the Company committed to a restructuring plan to address the industry's competitive environment. The plan resulted in a before tax charge of $3.2 million. Approximately 2% of the Company's worldwide workforce was laid off due to the 2002 restructuring plan. The Company also reversed an excess reserve of $9.3 million for Nucel(r) technology third party license fees that have been negotiated to a lower amount. The Nucel(r) technology license fees were originally reflected in the 2000 Restructuring Reserve.

                                                                           Restructuring
                                      2002                                 Reserve as of
                                     Charge     Payments     Writedown     June 30, 2002
                                     ------     --------     ---------     -------------

  Employee costs                      $1.4        $(.3)           .0            $1.1
  Nucel(r) equipment                   1.0          .0          (1.0)             .0
  Decommissioning                       .8          .0            .0              .8
                                     ------       -----        ------           ----
  Total restructuring                $ 3.2        $(.3)        $(1.0)           $1.9
                                                  =====        ======           ====
  Reversal of 2000 excess reserve     (9.3)
                                     ------
  Restructuring (income)             $(6.1)
                                     ======

The following table provides details of the 2000 restructuring reserve for the period ended June 30, 2002:

                                    Restructuring                                    Restructuring
                                    Reserve as of                       Other        Reserve as of
                                  December 31, 2001     Payments     Adjustments     June 30, 2002
                                  -----------------     --------     -----------     -------------
  Employee costs                        $ 1.0            $ (.6)         $                 $ .4
  Nucel(r) license fees                  13.8             (1.1)          (9.3)             3.4
  Decommissioning                          .3              (.3)
                                        -----            ------         ------            ----
  Total restructuring reserve           $15.1            $(2.0)         $(9.3)            $3.8
                                        =====            ======         ======            ====

In the second quarter of 2002 and the year-to-date period, the Company paid third party license fees of approximately $.6 million and $1.1 million, respectively. The renegotiated Nucel(r) technology third party license fee payments remaining are estimated at $1.1 million, $.9 million, $.4 million, $.3 million, $.2 million and $.5 million for the year periods 2002 to 2007 and are included in the 2000 restructuring reserve.

7.  DISCONTINUED OPERATIONS (dollars in millions)

On January 17, 2000, the Company's Board of Directors announced its intent to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate proceeds of $255 million, including a Working Capital Adjustment of $10.3 million, were used to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC per the amended amortization schedule, and for general corporate purposes. The Company recognized a net gain in the amount of $8.1 million in the June year-to-date period of 2001 due to the finalization of a working capital adjustment.

8.  EARNINGS PER SHARE (EPS)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                           Three Months     Three Months     Six Months     Six Months
                                            Ended June       Ended June      Ended June     Ended June
                                             30, 2002         30, 2001        30, 2002       30, 2001
                                           ------------     ------------     ----------     ----------
                                        (in thousands, except for weighted average shares outstanding)
NUMERATOR:

Net income (loss) available to common
  stockholders:

CONTINUING OPERATIONS:                          $1,131       $(14,217)       $(6,752)      $(20,187)

DISCONTINUED OPERATIONS:

  Gain on disposal, net of tax                                  3,189                         3,189
                                                ------       ---------       --------      ---------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                             1,131        (11,028)        (6,752)       (16,998)

  Extraordinary gain, net of tax                                3,207                         8,137
                                                ------       ---------       --------      ---------

Net income (loss) available to common
  stockholders for basic and
  diluted EPS                                   $1,131       $( 7,821)       $(6,752)      $( 8,861)
                                                ======       =========       ========      =========

DENOMINATOR:

Weighted average shares
  outstanding
  for basic EPS                             15,316,358     15,304,458     15,316,734     15,301,494

Effect of dilutive securities                        0              0              0              0
                                            ----------     ----------     ----------     ----------

Weighted average shares
  outstanding
  for diluted EPS                           15,316,358     15,304,458     15,316,734     15,301,494
                                            ==========     ==========     ==========     ==========

Common stock equivalents are excluded from the calculations as the result is antidilutive. Options to purchase 871,930 shares of common stock at a range of $1.78 to $7.25 per share were outstanding during the first half of 2002 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the first half of 2002. The options, which expire in 2005 through 2010, were still outstanding at the end of June 30, 2002. These options will be canceled under the restructuring.


9.  ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. The Company is considering the Standard and its effect on the Company's financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this statement related to rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of the statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. The Company is considering the Standard and its effect on the Company's financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by EITF (Emerging Issues Task Force) Issue No. 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is considering the Standard and its effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------

Results of Operations
---------------------

The Company's net sales from operations for the first six months and second quarter of 2002 were $89.7 million and $46.3 million, respectively, which represents a decrease of 5.1% and .5% from comparable periods of 2001. The decline in sales reflects the continuing effect of reduced selling prices in the casings industry offset by an increase in volume during the second quarter.

Operating income for the first six months and second quarter of 2002 were $3.6 million and $6.1 million, respectively. The operating income includes a net restructuring income of $6.1 million recognized in the second quarter of 2002. The restructuring income is the result of a reversal of $9.3 million of excess reserve from the year 2000 for the reduction of the Nucel(r) technology third party license fees, offset by a year 2002 restructuring charge of $3.2 million (see Note 6). Operating income (loss), excluding the net restructuring income of $6.1 million for the first six months and second quarter of 2002 is $(2.5) million and $(.1) million, respectively. This compares favorably to operating loss from the comparable prior year periods of $(5.2) million and $(2.5) million, respectively. The improvement in the operating loss results primarily from operating efficiencies from previous cost saving measures, reduced raw material and energy costs.

Net interest expense for the six month period in 2002 totaled $11.7 million representing an increase of $.3 million from the comparable period of 2001. The increase is primarily due to reduced interest income resulting from lower investment balances and lower interest rates.

Other (income) expense is approximately $(.6) million and $4.5 million for the first six months of 2002 and 2001, respectively. The 2002 income consists principally of foreign exchange gains, and during 2001, includes foreign exchange losses and a write down of $1.6 million for land and buildings to net realizable value.

The tax benefit for the first six months of 2002 resulted primarily from the benefit of an anticipated U.S. income tax refund resulting from the Job Creation Act enacted in March 2002, partially offset by the tax provision related to income from foreign subsidiaries. An income tax benefit of $.7 million was provided on a pre-tax loss of $(7.5) million for the six month period of 2002.

DISCONTINUED OPERATIONS
-----------------------

On January 17, 2000, the Company's Board of Directors announced its intent to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate proceeds of $255 million, including a Working Capital Adjustment of $10.3 million, were used to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC per the amended amortization schedule, and for general corporate purposes. The Company recognized a net gain in the amount of $8.1 million in the June year to date period of 2001 due to the finalization of a working capital adjustment.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $11.3 million during the year to date period ended June 30, 2002. Cash flows provided by operating activities were $1.0 million, used in investing activities were $2.9 million, and used in financing activities were $9.0 million. Cash flows provided by operating activities were principally attributable to the Company's loss from operations and seasonal working capital requirements, offset by the effect of depreciation and amortization. Cash flows used in investing activities were principally attributable to an increase in restricted cash and by capital expenditures for property, plant and equipment. Cash flows used in financing activities were principally due to the payment of the scheduled GECC Capital Lease obligation.

The Company's cash flows from operations were insufficient to pay the Senior Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163.1 million principal and $8.4 million interest that became due at that time. In September 2001, certain of the holders of the Senior Notes formed the Ad Hoc Committee to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs. On July 15, 2002, the Company executed a restructuring agreement with the Ad Hoc Committee of the Company's Senior Notes due December 1, 2001 for the restructuring of the Senior Notes. Under the terms of the proposed restructuring, the Company's wholly owned operating subsidiary, Viskase Corporation, will be merged with and into the Company with the Company being the surviving corporation. The outstanding Senior Notes would be exchanged for New Notes and shares of Preferred Stock to be issued by the Company on a basis of $367.96271 principal amount of New Notes (i.e., $60 million) and
126.82448 shares of Preferred Stock (i.e., 20.68 million shares or 94% of the Preferred Stock) for each one thousand dollar principal amount of Senior Notes. The Ad Hoc Committee retained legal counsel, the fees and expenses of which are being paid by the Company.

Under the proposed restructuring, the Company will continue to provide an uninterrupted supply of products and services to customers worldwide. Trade creditors and vendors will be totally unaffected and will continue to be paid in the ordinary course of business, and the Company's employees will be paid all wages, salaries and benefits on a timely basis.

The New Notes would bear interest at a rate of 8% per year, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of New Notes (pay-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of New Notes (pay-in-kind). Thereafter, interest will be payable in cash. The New Notes would mature on December 1, 2008.

The New Notes would be secured by a first lien in the assets of the Company, other than the assets subject to the GECC lease and certain real estate, post-merger. The New Notes will be subject to subordination of up to $25,000 for a secured working capital credit facility for the Company.

The Preferred Stock will pay a 6% cumulative dividend. Its holders will vote on an as-converted basis on all matters together with the Company's common stockholders. The Preferred Stock will have a liquidation preference of $5.00 per share and will be convertible into common stock at any time at a price of $.20 per share. Upon conversion, the Preferred Stock would represent about 97% of the common stock. Accrued but unpaid dividends, at time of conversion, will be convertible into common stock upon the same basis. At the Company's option, the Preferred Stock would be automatically converted into common stock on the same basis in connection with a public offering of securities by the Company of not less than $50 million. Dividends on the Preferred Stock would be payable in cash to the extent the Company is legally, contractually and financially able to pay dividends.

Under the proposed restructuring, 1.32 million shares of Preferred Stock (or upon the request of Company management, options to purchase 1.32 million shares of Preferred Stock), representing 6% of the Preferred Stock, will be reserved for Company management and employees. Such shares or options will be subject to a vesting schedule with acceleration upon the occurrence of certain events.

The proposed exchange offer would be subject to acceptance by holders of 100% of the outstanding Senior Notes, unless waived by the Company and approved by the Ad Hoc Committee. The exchange offer would include a solicitation for a prepackaged plan of reorganization for the Company. If less than 100% of the outstanding Senior Notes accept the exchange offer but sufficient number and aggregate number of Senior Notes vote in favor of acceptance of the prepackaged plan of reorganization, the Company will commence a voluntary Chapter 11 petition and seek confirmation of the prepackaged plan of reorganization containing substantially the same terms as the exchange offer. In the event the restructuring is consummated through a bankruptcy proceeding, the Company's common stock will be canceled and new common stock will be issued, 94% to the holders of Senior Notes and 6% to the Company's management and employees. Holders of old common stock would receive warrants to purchase shares of new common stock equal to 2.7% of the Company's common stock. Assuming all warrants are exercised, holders of the Senior Notes would receive approximately 91.5% of the new common stock and approximately 5.8% would go to the Company's management and employees. Thus, the consideration received by all noteholders would be substantially the same regardless of whether the proposed restructuring occurs pursuant to an exchange offer or prepackaged plan of reorganization.

Upon completion of the proposed restructuring the Board of Directors of the Company would be reconstituted to consist of five members, including the Company's Chief Executive Officer and four other persons designated by the Ad Hoc Committee.

The Ad Hoc Committee members, holding in the aggregate approximately 54% of the Senior Notes, have agreed to accept the proposed exchange offer and vote in favor of the prepackaged plan of reorganization. The members of the Ad Hoc Committee have also agreed to take such other reasonable actions as necessary to consummate the proposed restructuring. In addition, the members of the Ad Hoc Committee have agreed not to transfer (other than to another member of the Ad Hoc Committee or an affiliate of a member) their shares of Preferred Stock (or common stock upon conversion) for a period of two years after the exchange offer is completed. For a period of one year thereafter, the Company would have a right of first refusal to either purchase or designate a purchaser for shares of Preferred Stock (or common stock upon conversion) to be transferred by a member of the Ad Hoc Committee to a person other than another member of the Ad Hoc Committee or their affiliates.

The Company expects to complete the restructuring (either the exchange restructuring or the prepackaged) agreed to by the Ad Hoc Committee pursuant to the restructuring agreement, but can provide no assurances that any restructuring will be completed on the terms indicated in the restructuring agreement.

The Company intends to mail both the Offer to Exchange and solicitation of the prepackaged plan of reorganization to holders of Senior Notes on or about August 21, 2002. Accordingly, the Company expects the restructuring to be completed sometime between November 4, 2002 and February 2, 2003.

The Company has from time to time purchased Senior Notes in open market or privately negotiated transactions, with the effect that as of June 30, 2002 there was $163.1 million principal amount of Senior Notes outstanding, net of repurchased notes. During the year-to-date period ended June 30, 2001, the Company recognized an $8.1 million gain on the repurchase of the Senior Notes.

Letters of credit in the amount of $28.4 million were outstanding under a letter of credit facility with commercial banks, and were cash collateralized at June 30, 2002.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

The Company anticipates that it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements during 2002.

The GECC capital lease obligations were classified as current in the financial statements due to covenant restrictions. The following lease payment maturities conform to contractual payments under the lease.

     February 28, 2003     $23.5 million
     February 28, 2004     $23.5 million
     February 28, 2005     $23.5 million

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) Viskase's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002 and September 30, 2002, (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code; provided, however, that the waiver granted pursuant to the foregoing clause shall be rescinded if the Company shall be a debtor under Chapter 11 of the Bankruptcy Code on or after November 30, 2002. There is no agreement with GECC to extend the forbearance beyond November 30, 2002, and the Company can make no assurance that any extension would be received.

Capital expenditures for the first six months of 2002 and 2001 totaled $.8 million and $2.7 million, respectively. Significant capital expenditures during 2002 and 2001 included costs associated with the Viskase Food Science Quality Institute (FSQI) and the Visflex(tm) plastic casing line, respectively. Capital expenditures for 2002 are expected to be approximately $5 million.

In 2001, the Company spent approximately $5 million on research and development programs, including product and process development, and on new technology development. Prior to 2001, the Company was spending approximately $8 million on research and development programs. The decrease is due to the sale of the Films Business. The 2002 research and development and product introduction expenses are expected to be in the $4 million range. The current research and development efforts are directed toward the application of certain patents and process technology to improve the manufacture of cellulosic casings.


Contingencies
-------------

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

In October 2001, the Canadian Ministry of the Environment (MOE) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (PCB) contamination. Viskase Canada is working with the MOE in investigating the alleged PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site. Viskase Canada has been granted leave to amend its lawsuit against Union Carbide to allege that any PCB contamination at or around the Site was generated from Union Carbide's plastics extrusion business, which was operated at the Site by Union Carbide prior to the purchase of the Business. Union Carbide's plastics extrusion business was not part of the Business purchased by Viskase Corporation and its affiliates. Viskase Canada will be asking the court to require Union Carbide to repurchase the Site from Viskase Canada and award Viskase Canada damages in excess of $2.0 million (Canadian dollars). The lawsuit is still pending and is expected to proceed to trial sometime during the second half of 2003.

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

Other
-----

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. The Company is considering the Standard and its effect on the Company's financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this statement related to rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of the statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. The Company is considering the Standard and its effect on the Company's financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by EITF (Emerging Issues Task Force) Issue No. 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is considering the Standard and its effects on the Company's financial statements.

Forward-looking Statements
--------------------------

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; the Company's ability to effectuate a restructuring of the Senior Notes and other effects of the restructuring on the Company; competitive pricing pressures for the Company's products; changes in other costs; opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; and the ability to achieve synergistic and other cost reductions and efficiencies.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at June 30, 2002, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by a minimal amount.

                             PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1,
Note 5, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended June 30, 2002.

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

None.

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

10.35 Amendment No. 3 to the Rights Agreement dated June 26, 1996 between Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and Harris Trust and Savings Bank, an Illinois banking corporation (incorporated herein by reference to Exhibit 4 to Form 8-K filed June 27, 2002).

10.36 Forbearance and Consent Agreement, dated as of June 28, 2002, between Viskase Corporation, as Lessee, and State Street Bank and Trust Company, as successor Owner Trustee, and General Electric Capital Corporation, as Owner Participant, relating to Lease Agreement dated as of December 19, 1990 (incorporated herein by reference to Exhibit 10 to Form 8-K filed June 28,
2002).

99.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C.
Section 1350

99.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C.
Section 1350

(b)  Reports on Form 8-K

Form 8-K dated June 27, 2002 to report the execution of Amendment No. 3 to the Rights Agreement dated June 26, 1996 between Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and Harris Trust and Savings Bank, an Illinois banking corporation.

Form 8-K dated June 28, 2002 to report the execution of the Forbearance and Consent Agreement, dated as of June 28, 2002, between Viskase
Corporation, as Lessee, and State Street Bank and Trust Company, as successor Owner Trustee, and General Electric Capital Corporation, as Owner
Participant, relating to Lease Agreement dated as of December 19, 1990.

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







Date: August 14, 2002