Form 10-Q
period 2002-09-30
VISKASE COMPANIES INC
filed 2002-11-15
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    -----------

                                     FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            September 30, 2002
                                     --------------------------------------

                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                      ----------         ----------

                        Commission file number 0-5485
                                               ------


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

     As of November 14, 2002, there were 15,315,237 shares outstanding of the registrant's Common Stock, $.01 par value.

                         INDEX TO FINANCIAL STATEMENTS



                    VISKASE COMPANIES, INC. AND SUBSIDIARIES

               UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Consolidated balance sheets at September 30, 2002 and December 31, 2001                  4

Consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2002 and September 30, 2001 and for the
  nine months ended September 30, 2002 and September 30, 2001                            5

Consolidated statements of cash flows for the nine months ended
  September 30, 2002 and September 30, 2001                                              7

Notes to consolidated financial statements                                               8

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

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                       September 30,  December 31,
                                                           2002           2001
                                                       -------------  ------------
                                                        (unaudited)
              (in thousands except for the number of shares and per share amounts)
ASSETS
Current assets:
  Cash and equivalents                                     $22,566        $25,540
  Restricted cash                                           29,149         26,558
  Receivables, net                                          28,494         25,838
  Inventories                                               29,473         29,064
  Other current assets                                       8,106          9,691
                                                           -------        -------
    Total current assets                                   117,788        116,691

Property, plant and equipment,
  including those under capital leases                     238,762        233,637
  Less accumulated depreciation
    and amortization                                       145,886        127,338
                                                           -------        -------
  Property, plant and equipment, net                        92,876        106,299

Deferred financing costs, net                                   43          2,024
Other assets                                                 7,655          9,014
                                                          --------       --------
  Total assets                                            $218,362       $234,028
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt including current portion
    of long-term debt and obligations
    under capital leases                                  $227,324       $236,059
  Accounts payable                                          11,259          9,784
  Accrued liabilities                                       49,593         48,203
  Current deferred income taxes                              1,597          1,597
                                                          --------       --------
    Total current liabilities                              289,773        295,643

Long-term debt including obligations
  under capital leases                                         115            194

Accrued employee benefits                                   54,624         51,116
Noncurrent deferred income taxes                            25,104         25,128

Commitments and contingencies (see Note 5)

Stockholders' deficit:
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
  15,315,237 issued and outstanding
    at September 30, 2002 and
    15,317,112 shares at December 31, 2001                     153            153
  Paid in capital                                          138,008        138,014
  Accumulated (deficit)                                   (288,009)      (272,574)
  Accumulated other comprehensive (loss)                    (1,301)        (3,461)
  Unearned restricted stock issued
    for future service                                        (105)          (185)
                                                          ---------      ---------
    Total stockholders' (deficit)                         (151,254)      (138,053)
                                                          ---------      ---------
    Total Liabilities and Stockholders' deficit           $218,362       $234,028
                                                          ========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    (unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                 ------------------------       -------------------------
                                                 September      September       September       September
                                                  30, 2002       30, 2001        30, 2002        30, 2001
                                                 ---------      ---------       ---------       ---------
                                        (in thousands, except for number of shares and per share amounts)

NET SALES                                         $48,673        $48,483        $138,351        $143,026

COSTS AND EXPENSES
  Cost of sales                                    38,701         37,640         109,700         114,887
  Selling, general and administrative              12,392          9,774          32,585          31,269
  Amortization of intangibles                         500            500           1,500           1,500
  Restructuring (income)                                                          (6,132)
                                                  -------        -------        --------        --------

OPERATING (LOSS) INCOME                            (2,920)          569              698          (4,630)

  Interest income                                     283           558              830           2,015
  Interest expense                                  6,147         6,198           18,415          19,085
  Other expense (income), net                       1,032          (692)             389           3,770
                                                  -------        -------        --------        --------

(LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                   (9,816)       (4,379)         (17,276)        (25,470)

  Income tax (benefit) provision                   (1,133)          317           (1,841)           (587)
                                                  --------       -------        ---------       ---------

  (LOSS) FROM CONTINUING OPERATIONS                (8,683)       (4,696)         (15,435)        (24,883)

  DISCONTINUED OPERATIONS:

  Gain on disposal, net of income taxes of $0                                                      3,189
                                                  -------        -------        --------        --------

NET (LOSS) BEFORE
  EXTRAORDINARY ITEM                               (8,683)       (4,696)         (15,435)        (21,694)

  Extraordinary gain on early extinguishment
  of debt, net of income taxes of $0                                                               8,137
                                                  -------        -------        --------        --------

NET (LOSS)                                         (8,683)       (4,696)         (15,435)        (13,557)

  Other comprehensive income;
  Foreign currency translation adjustments            868         1,746            2,160             477
                                                  -------        -------        --------        --------

COMPREHENSIVE (LOSS)                              $(7,815)      $(2,950)        $(13,275)       $(13,080)
                                                  ========      ========        =========       =========



WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                          15,316,053    15,317,346       15,316,504      15,306,836
                                               ==========    ==========       ==========      ==========

PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE:
  - basic and diluted

CONTINUING OPERATIONS                               $(.57)        $(.31)          $(1.01)         $(1.63)

DISCONTINUED OPERATIONS

  Gain on disposal, net of tax                                                                       .21
                                               ----------    ----------       ----------      ----------


(LOSS) BEFORE EXTRAORDINARY ITEM                    $(.57)        $(.31)          $(1.01)         $(1.42)

  Extraordinary gain, net of tax                                                                     .53
                                               ----------    ----------       ----------      ----------

Net (loss)                                          $(.57)        $(.31)          $(1.01)          $(.89)
                                               ==========    ===========      ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        VISKASE COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                                                    Nine Months Ended
                                                                               --------------------------
                                                                               September        September
                                                                                30, 2002         30, 2001
                                                                               --------------------------
                                                                                      (in thousands)
Cash flows from operating activities:

  Net (loss)                                                                   $(15,435)        $(13,557)

  Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization under capital lease                          15,754           16,314
      Amortization of intangibles                                                 1,500            1,500
      Amortization of deferred financing fees                                       320               91
      Fees associated with restructuring plan                                     1,492
      (Decrease) in deferred income taxes                                          (671)            (882)
      Extraordinary (gain) on debt extinguishment                                                 (8,137)
      Foreign currency transaction (gain) loss                                     (522)             452
      (Gain) loss on disposition of assets                                          (12)           1,950
      Bad debt provision                                                            170              240
      Net property, plant and equipment write-off                                 1,029

      Changes in operating assets and liabilities:
        Receivables                                                              (1,329)          (2,913)
        Inventories                                                                 628            4,643
        Other current assets                                                      1,766           14,299
        Accounts payable and accrued liabilities                                  1,850          (29,822)
        Other                                                                     3,835            4,801
                                                                               ---------        ---------
      Total adjustments                                                          25,810            2,536
                                                                               ---------        ---------
        Net cash provided by (used in) operating activities                      10,375          (11,021)

Cash flows from investing activities:
  Capital expenditures                                                           (1,371)          (3,836)
  Proceeds from disposition of assets                                               560              834
  Restricted cash                                                                (2,591)          14,376
                                                                               ---------        ---------
        Net cash (used in) provided by investing activities                      (3,402)          11,374

Cash flows from financing activities:
  Deferred financing costs                                                                        (1,015)
  Repayment of long-term borrowings
    and capital lease obligation                                                 (8,845)         (20,660)
                                                                               ---------        ---------
      Net cash (used in) financing activities                                    (8,845)         (21,675)

Effect of currency exchange rate changes on cash                                 (1,102)          (1,133)
                                                                               ---------        ---------
Net (decrease) in cash and equivalents                                           (2,974)         (22,455)
Cash and equivalents at beginning of period                                      25,540           55,350
                                                                               ---------        ---------
  Cash and equivalents at end of period                                         $22,566          $32,895
                                                                               =========        =========

Supplemental cash flow information:
  Interest paid                                                                  $3,179          $11,477
  Income taxes paid                                                                $423           $5,140

The accompanying notes are an integral part of the consolidated financial statements.

                        VISKASE COMPANIES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PROCEEDINGS UNDER CHAPTER 11 AND GOING CONCERN PRESENTATION (in thousands, except number of shares and per bond amounts)

Cash flows from operations for Viskase Companies, Inc. (Company) were insufficient to pay the 10.25% Senior Notes (Senior Notes) when they matured on December 1, 2001, and accordingly the Company did not pay the $163,060 principal and $8,357 interest that became due at that time. In September 2001, certain of the holders of the Senior Notes formed an ad hoc committee (Ad Hoc Committee) to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs. On July 15, 2002, the Company executed a restructuring agreement with the Ad Hoc Committee for the restructuring of the Senior Notes. Under terms of the restructuring agreement, on or about August 21, 2002 the Company initiated an exchange offer to exchange the Senior Notes for new 8% Senior Secured Notes (New Notes) and shares of Series A Preferred Stock (Preferred Stock). The proposed exchange offer was subject to acceptance by holders of 100% of the outstanding Senior Notes, unless waived by the Company and approved by the Ad Hoc Committee. The exchange offer was conducted simultaneously with a solicitation for a prepackaged plan of reorganization (Plan) for the Company which required the consent of a majority in number of the holders and at least 66-2/3% in principal amount of Senior Notes actually voting in the solicitation. Under the restructuring agreement, if less than 100% of the outstanding Senior Notes accepted the exchange offer, but a sufficient number of holders and aggregate amount of Senior Notes voted in favor of acceptance of the Plan, the Company agreed to commence a voluntary Chapter 11 petition to seek confirmation of the Plan. The Plan contains substantially the same economic terms as the exchange offer.

Although 100% of the outstanding Senior Notes did not accept the exchange offer, the Company did receive the required consent of a majority in number of the holders and at least 66-2/3% in principal amount of Senior Notes actually voting in the solicitation. Accordingly, on November 13, 2002, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for Northern District of Illinois, Eastern Division (Bankruptcy Court) to seek confirmation of the Plan. Under Chapter 11, the Company may operate its business in the ordinary course, subject to prior Bankruptcy Court approval of transactions outside the ordinary course and certain other matters.

The Chapter 11 filing was for Viskase Companies, Inc. only. The Chapter 11 filing does not include any of the Company's domestic or foreign operating subsidiaries. Therefore, the Company's operating subsidiaries will continue to provide an uninterrupted supply of products and services to customers worldwide. Trade creditors and vendors will be totally unaffected and will continue to be paid in the ordinary course of business, and the operating subsidiaries' employees will be paid all wages, salaries and benefits on a timely basis.

The Company has asked the Bankruptcy Court for an expedited confirmation hearing in order to allow the Company to emerge from bankruptcy as soon as practicable. Although the Company expects to consummate the Plan already approved by the required number of holders and principal amount outstanding of the Senior Notes, it can provide no assurances that any restructuring will be completed on the terms indicated in the Plan, or at all.

Under the terms of the Plan, the Company's wholly owned operating subsidiary, Viskase Corporation (Viskase), would be merged with and into the Company immediately prior to or upon consummation of the Plan with the Company being the surviving corporation. The outstanding Senior Notes would receive New Notes and shares of new common stock (New Common Stock) to be issued by the Company on a basis of $367.96271 principal amount of New Notes (i.e., $60,000) and 3,170.612 shares of New Common Stock (i.e., 517,000,000 shares or 94% of the New Common Stock) for each one thousand dollar principal amount of Senior Notes. The existing shares of common stock of the Company would be canceled. Holders of the old common stock would receive warrants with a term of seven years to purchase shares of New Common Stock equal to 2.7% of the Company's New Common Stock at an exercise price of $0.20 per share. Assuming all warrants are exercised, holders of the Senior Notes would receive approximately 91.5% of the New Common Stock and approximately 5.8% would be issued or reserved for issuance to the Company's management and employees.

The New Notes would bear interest at a rate of 8% per year, and will accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of New Notes (pay-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of New Notes (pay-in-kind). Thereafter, interest will be payable in cash. The New Notes would mature on December 1, 2008.

The New Notes would be secured by a first lien on the assets of the Company, other than the assets subject to the General Electric Capital Corporation
(GECC) lease and certain real estate, post-merger. The New Notes would be subject to subordination of up to $25,000 for a secured working capital credit facility for the Company.

Under the proposed restructuring, 33,000,000 shares of New Common Stock (or upon the request of Company management, options to purchase 33,000,000 shares of New Common Stock), initially representing 6% of the New Common Stock, will be reserved for Company management and employees. Such shares or options will be subject to a vesting schedule with acceleration upon the occurrence of certain events.

Upon completion of the proposed restructuring the Board of Directors of the Company would be reconstituted to consist of five members, including the Company's Chief Executive Officer and four other persons designated by the Ad Hoc Committee.

The Ad Hoc Committee has retained legal counsel, the fees and expenses of which are being paid by the Company.

The Ad Hoc Committee members, holding in the aggregate approximately 54% of the Senior Notes, have agreed to and have voted in favor of the Plan. The members of the Ad Hoc Committee have also agreed to take such other reasonable actions as necessary to consummate the proposed restructuring. In addition, the members of the Ad Hoc Committee have agreed not to transfer (other than to another member of the Ad Hoc Committee or an affiliate of a member) their shares of New Common Stock for a period of two years after the restructuring is completed. For a period of one year thereafter, the Company would have a right of first refusal to either purchase or designate a purchaser for shares of New Common Stock to be transferred by a member of the Ad Hoc Committee to a person other than another member of the Ad Hoc Committee or their affiliates.

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Except for the classification of certain debt as discussed in Note 4, the consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. However, as a result of the Chapter 11 filing and non-payment of debt when due, such realization of assets and liquidation of liabilities of the Company are subject to significant uncertainty. The Company's consolidated financial statements also do not reflect adjustments to assets and liabilities which may occur as a result of the filing of a plan of reorganization and application of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). The principal financial statement requirements of SOP 90-7 for entities in Chapter 11 bankruptcy proceedings with the expectation of reorganizing are as follows:

     - Balance sheet: Distinguish between pre-petition liabilities that are and are not subject to compromise and post-petition liabilities.

     - Statement of operations: Expenses and gains and losses resulting from the reorganization are separately reported as "reorganization items", except for discontinued operations and extraordinary items.

Following the approval of a plan of reorganization, SOP 90-7 may require that the Company adopt "fresh start" accounting resulting in recording all assets and liabilities at fair value. Upon emergence from bankruptcy, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements.

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) the Company's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002 and September 30, 2002 and (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code until December 15, 2002. There is no agreement with GECC to extend the forbearance beyond December 15, 2002, and the Company can make no assurance that any extension would be received.

2.  CASH AND CASH EQUIVALENTS (dollars in thousands)

                                           September          December
                                            30, 2002          31, 2001
                                           ---------          --------

Cash and cash equivalents                   $22,566           $25,540
Restricted cash                              29,149            26,558
                                            -------           -------

                                            $51,715           $52,098
                                            =======           =======

As of September 30, 2002, cash and cash equivalents of $17,514 and restricted cash of $29,149 are invested in short term investments.

The 2002 restricted cash is principally cash held as collateral for outstanding letters of credit with commercial banks. Included within restricted cash is a letter of credit of $2,109 which F. Edward Gustafson, Chairman of the Board, President and Chief Executive Officer, is the beneficiary. The letter of credit supports amounts payable under his Employment Agreements.

3.  INVENTORIES (dollars in thousands)

Inventories consisted of:

                                           September          December
                                            30, 2002          31, 2001
                                           ---------          --------
Raw materials                               $ 4,186           $ 3,173
Work in process                              12,586            13,131
Finished products                            12,701            12,760
                                            -------           -------

                                            $29,473           $29,064
                                            =======           =======

The Company's domestic inventories at September 30, 2002 were valued at Last-In, First-Out (LIFO), which represents approximately 52% of the inventory value. These LIFO values exceeded current manufacturing cost by approximately $1,410 at September 30, 2002.


4. DEBT OBLIGATIONS (dollars and shares in thousands, except for number of shares and per share amounts)

Outstanding short-term and long-term debt consisted of:

                                                   September         December
                                                    30, 2002         31, 2001
                                                   ---------         --------

Short-term debt, current maturity of long-term debt, and capital lease obligation:

  Viskase Capital Lease Obligation                 $ 64,106          $ 72,855
  10.25% Senior Notes due 2001                      163,060           163,060
  Other                                                 158               144
                                                   --------          --------

    Total short-term debt                          $227,324          $236,059
                                                   ========          ========

Long-term debt:

  Other                                                $115              $194
                                                       ----              ----

    Total long-term debt                               $115              $194
                                                       ----              ----

10.25% Senior Notes
-------------------

Cash flows from operations for the Company were insufficient to pay the 10.25% Senior Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163,060 principal and $8,357 interest that became due at that time. In September 2001, certain of the holders of the Senior Notes formed an Ad Hoc Committee to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs. On July 15, 2002, the Company executed a restructuring agreement with the Ad Hoc Committee for the restructuring of the Senior Notes. Under terms of the restructuring agreement, on or about August 21, 2002 the Company initiated an exchange offer to exchange the Senior Notes for New Notes and shares of Preferred Stock. The proposed exchange offer was subject to acceptance by holders of 100% of the outstanding Senior Notes, unless waived by the Company and approved by the Ad Hoc Committee. The exchange offer was conducted simultaneously with a solicitation for a Plan for the Company which required the consent of a majority in number of the holders and at least 66-2/3% in principal amount of Senior Notes actually voting in the solicitation. Under the restructuring agreement, if less than 100% of the outstanding Senior Notes accepted the exchange offer, but a sufficient number of holders and aggregate amount of Senior Notes voted in favor of acceptance of the Plan, the Company agreed to commence a voluntary Chapter 11 petition to seek confirmation of the Plan. The Plan contains substantially the same economic terms as the exchange offer.

Although 100% of the outstanding Senior Notes did not accept the exchange offer, the Company did receive the required consent of a majority in number of the holders and at least 66-2/3% in principal amount of Senior Notes actually voting in the solicitation. Accordingly, on November 13, 2002, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court to seek confirmation of the Plan. Under Chapter 11, the Company may operate its business in the ordinary course, subject to prior Bankruptcy Court approval of transactions outside the ordinary course and certain other matters.

The Chapter 11 filing was for Viskase Companies, Inc. only. The Chapter 11 filing does not include any of the Company's domestic or foreign operating subsidiaries. Therefore, the Company's operating subsidiaries will continue to provide an uninterrupted supply of products and services to customers worldwide. Trade creditors and vendors will be totally unaffected and will continue to be paid in the ordinary course of business, and the operating subsidiaries' employees will be paid all wages, salaries and benefits on a timely basis.

The Company has asked the Bankruptcy Court for an expedited confirmation hearing in order to allow the Company to emerge from bankruptcy as soon as practicable. Although the Company expects to consummate the Plan already approved by the required number of holders and principal amount outstanding of the Senior Notes, it can provide no assurances that any restructuring will be completed on the terms indicated in the Plan, or at all.

Under the terms of the Plan, the Company's wholly owned operating subsidiary, Viskase, would be merged with and into the Company immediately prior to or upon consummation of the Plan with the Company being the surviving corporation. The outstanding Senior Notes would receive New Notes and shares of New Common Stock to be issued by the Company on a basis of $367.96271 principal amount of New Notes (i.e., $60,000) and 3,170.612 shares of New Common Stock (i.e., 517,000,000 shares or 94% of the New Common Stock) for each one thousand dollar principal amount of Senior Notes. The existing shares of common stock of the Company would be canceled. Holders of the old common stock would receive warrants with a term of seven years to purchase shares of New Common Stock equal to 2.7% of the Company's New Common Stock at an exercise price of $0.20 per share. Assuming all warrants are exercised, holders of the Senior Notes would receive approximately 91.5% of the New Common Stock and approximately 5.8% would be issued or reserved for issuance to the Company's management and employees.

The New Notes would bear interest at a rate of 8% per year, and will accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of New Notes (pay-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of New Notes (pay-in-kind). Thereafter, interest will be payable in cash. The New Notes would mature on December 1, 2008.

The New Notes would be secured by a first lien on the assets of the Company, other than the assets subject to the GECC lease and certain real estate, post-merger. The New Notes would be subject to subordination of up to $25,000 for a secured working capital credit facility for the Company.

Under the proposed restructuring, 33,000,000 shares of New Common Stock (or upon the request of Company management, options to purchase 33,000,000 shares of New Common Stock), initially representing 6% of the New Common Stock, will be reserved for Company management and employees. Such shares or options will be subject to a vesting schedule with acceleration upon the occurrence of certain events.

Upon completion of the proposed restructuring the Board of Directors of the Company would be reconstituted to consist of five members, including the Company's Chief Executive Officer and four other persons designated by the Ad Hoc Committee.

The Ad Hoc Committee has retained legal counsel, the fees and expenses of which are being paid by the Company.

The Ad Hoc Committee members, holding in the aggregate approximately 54% of the Senior Notes, have agreed to and have voted in favor of the Plan. The members of the Ad Hoc Committee have also agreed to take such other reasonable actions as necessary to consummate the proposed restructuring. In addition, the members of the Ad Hoc Committee have agreed not to transfer (other than to another member of the Ad Hoc Committee or an affiliate of a member) their shares of New Common Stock for a period of two years after the restructuring is completed. For a period of one year thereafter, the Company would have a right of first refusal to either purchase or designate a purchaser for shares of New Common Stock to be transferred by a member of the Ad Hoc Committee to a person other than another member of the Ad Hoc Committee or their affiliates.

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Except for the classification of certain debt as discussed in Note 4, the consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. However, as a result of the Chapter 11 filing and non-payment of debt when due, such realization of assets and liquidation of liabilities of the Company are subject to significant uncertainty. The Company's consolidated financial statements also do not reflect adjustments to assets and liabilities which may occur as a result of the filing of a plan of reorganization and application of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). The principal financial statement requirements of SOP 90-7 for entities in Chapter 11 bankruptcy proceedings with the expectation of reorganizing are as follows:

     - Balance sheet: Distinguish between pre-petition liabilities that are and are not subject to compromise and post-petition liabilities.

     - Statement of operations: Expenses and gains and losses resulting from the reorganization are separately reported as "reorganization items", except for discontinued operations and extraordinary items.

Following the approval of a plan of reorganization, SOP 90-7 may require that the Company adopt "fresh start" accounting resulting in recording all assets and liabilities at fair value. Upon emergence from bankruptcy, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements.

GECC
----

The GECC capital lease obligations were classified as current in the financial statements due to covenant restrictions. The following lease payment maturities conform to contractual payments under the lease:

     February 28, 2003    $23,499
     February 28, 2004    $23,499
     February 28, 2005    $23,500

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) the Company's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002 and September 30, 2002 and (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code until December 15, 2002. There is no agreement with GECC to extend the forbearance beyond December 15, 2002, and the Company can make no assurance that any extension would be received.

Letter of Credit Facility
-------------------------

Letters of credit in the amount of $28,354 were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at September 30, 2002.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

The Company anticipates that it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements at or prior to the Company's emergence from the Chapter 11 bankruptcy case.


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

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice (DOJ) relating to a grand jury investigation of the sausage casings industry. In September 1999, Viskase received a subpoena from the DOJ relating to the expansion of the grand jury investigation into the specialty plastic films industry. During October 2002, Viskase was advised by the DOJ that it has closed the investigation of the sausage casings and specialty plastic films industries and that no action will be taken.

During 1999 and 2000, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in ten virtually identical civil complaints filed in the United States District Court for the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability. In 2001, all of the consolidated cases were transferred to the United States District Court for the Northern District of Illinois, Eastern Division. The Company strongly denies the allegations set forth in these complaints and intends to vigorously defend these claims.

The Company and its subsidiaries are involved in these and various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial condition.

6.  RESTRUCTURING (INCOME) CHARGE (dollars in millions)

During the second quarter of 2002, the Company committed to a restructuring plan to address the industry's competitive environment. The plan resulted in a before tax charge of $3.2 million. Approximately 2% of the Company's worldwide workforce was laid off due to the 2002 restructuring plan. In connection with the restructuring, the Company wrote off the remaining net book value of the Nucel(r) equipment and the costs associated with the decommissioning of this equipment.

The Company also reversed an excess reserve of $9.3 million for Nucel(r) technology third party license fees that had been renegotiated during the second quarter of 2002. The Nucel(r) technology license fees were originally reflected in the 2000 Restructuring Reserve.

                                                                                  Restructuring
                                           2002                                   Reserve as of
                                          Charge     Payments     Writedown     September 30, 2002
                                          ------     --------     ---------     ------------------

  Employee costs                           $1.4        $(.6)                            $.8
  Nucel(r) equipment                        1.0                     $(1.0)
  Decommissioning                            .8         (.5)                             .3
                                          ------      ------        ------             ----
  Total restructuring charge               $3.2       ($1.1)        $(1.0)             $1.1
                                                      ======        ======             ====
  Reversal of 2000 excess reserve          (9.3)
                                          ------
  Restructuring (income)                  $(6.1)
                                          ======

The following table provides details of the 2000 restructuring reserve for the period ended September 30, 2002:

                                    Restructuring                                       Restructuring
                                    Reserve as of                       Other           Reserve as of
                                  December 31, 2001     Payments     Adjustments     September 30, 2002
                                  -----------------     --------     -----------     ------------------

  Employee costs                        $ 1.0             $(.7)           $.1                $.4
  Nucel(r) license fees                  13.8             (1.7)          (9.3)               2.8
  Decommissioning                          .3              (.2)           (.1)
                                        -----            ------         ------              ----
  Total restructuring reserve           $15.1            $(2.6)         $(9.3)              $3.2
                                        =====            ======         ======              ====

In the third quarter of 2002 and the year-to-date period, the Company paid third party license fees of approximately $.6 million and $1.7 million, respectively. The renegotiated Nucel(r) technology third party license fee payments remaining are estimated at $.5 million, $.9 million, $.4 million, $.3 million, $.2 million and $.5 million for the year periods 2002 to 2007 and are included in the 2000 restructuring reserve.

7.  DISCONTINUED OPERATIONS (dollars in millions)

On January 17, 2000, the Company's Board of Directors announced its intent to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate proceeds of $255 million, including a Working Capital Adjustment of $10.3 million, were used to retire senior secured debt, pay GECC per the amended amortization schedule, and for general corporate purposes. The Company recognized a net gain in the amount of $3.2 million in the September year-to-date period of 2001 due to the finalization of a working capital adjustment.


8.  EARNINGS PER SHARE (EPS)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                Three Months     Three Months    Nine Months    Nine Months
                                                    Ended           Ended          Ended           Ended
                                                  September       September      September       September
                                                   30, 2002        30, 2001       30, 2002        30, 2001
                                                ------------     ------------    -----------    -----------
                                             (in thousands, except for weighted average shares outstanding)
NUMERATOR:

Net (loss) available to common stockholders:

CONTINUING OPERATIONS:                             $(8,683)        $(4,696)       $(15,435)       $(24,883)

DISCONTINUED OPERATIONS:

  Gain on disposal, net of tax                                                                       3,189
                                                   --------        --------       ---------       ---------

(LOSS) BEFORE EXTRAORDINARY ITEM                   $(8,683)        $(4,696)       $(15,435)       $(21,694)

  Extraordinary gain, net of tax                                                                     8,137
                                                   --------        --------       ---------       ---------

Net (loss) available to common
  stockholders for basic and
  diluted EPS                                      $(8,683)        $(4,696)       $(15,435)       $(13,557)
                                                   ========        ========       =========       =========

DENOMINATOR:

Weighted average shares
  outstanding for basic EPS                     15,316,053      15,317,346      15,316,504      15,306,836

Effect of dilutive securities

Weighted average shares
  outstanding for diluted EPS                   15,316,053      15,317,346      15,316,504      15,306,836
                                                ==========      ==========      ==========      ==========

Common stock equivalents are excluded from the calculations because the result would be antidilutive. Options to purchase common stock at strike prices from $1.78 to $7.25 per share were not included in the computation of diluted EPS for the periods presented because the options' exercise prices were greater than the average market price of the common shares during the first nine months of 2002. Options to purchase 844,430 shares of common stock, which expire in 2005 through 2010, were outstanding at September 30, 2002. These options will be canceled under the proposed reorganization plan.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by Emerging Issues Task Force (EITF) Issue No. 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is considering the Standard and its effect on the Company's financial statements.

10.  SUBSEQUENT EVENTS (dollars in thousands)

On November 13, 2002, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court to seek confirmation of the Plan. The terms of the Plan are consistent with the provisions of the restructuring agreement entered into between the Company and the Ad Hoc Committee. Under Chapter 11, the Company may operate its business in the ordinary course, subject to prior Bankruptcy Court approval of transactions outside the ordinary course and certain other matters.

Liabilities subject to comprise include Senior Notes outstanding in the amount of $163,060 and Accrued Liabilities for related interest in the amount of $22,999.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
---------------------

The Company's net sales from operations for the first nine months and third quarter of 2002 were $138.4 million and $48.7 million, respectively, which represents a decrease of 3.3% and a slight increase from comparable periods of 2001. The decline in nine month net sales reflects the continuing effect of reduced selling prices in the casings industry on relatively constant volume, offset by the strengthening Euro against the U.S. Dollar that positively benefited net sales. Third quarter sales were comparable to the prior year quarter due to an increase in fibrous volume and the effects of the strengthening Euro against the U.S. Dollar offset by continuing price pressure in the industry.

Operating income (loss) for the first nine months and third quarter of 2002 were $.7 million and $(2.9) million, respectively. The nine-month operating income includes net restructuring income of $6.1 million recognized in the second quarter of 2002. The restructuring income is the result of a reversal of $9.3 million of excess reserves that were originally recorded in 2000 due to the negotiation of reduced Nucel(r) technology third party license fees, offset by a year 2002 restructuring charge of $3.2 million (see Note 6). Additionally, the nine month operating income includes expense of $2.4 million for the fees associated with the Plan. The fees associated with the Plan are included within selling, general and administrative on the Consolidated Statements of Operations and Comprehensive Loss. Operating income, excluding the net restructuring income of $6.1 million and the $2.4 million of fees associated with the Plan for the first nine months, was a loss of $(3.0) million. This (loss) compares favorably to the operating loss from the comparable prior year period of $(4.6) million.
The improvement in the operating loss results primarily from operating efficiencies from previous cost saving measures, reduced raw material and energy costs. The third quarter operating loss is the result of $2.4 million of expense for the fees associated with the Plan and higher costs associated with employee benefit plans.

Net interest expense for the nine month period 2002 totaled $17.6 million representing an increase of $.5 million from the comparable period of 2001. The increase is primarily due to reduced interest income resulting from lower investment balances and lower interest rates.

Other expense is approximately $.4 million and $3.8 million for the first nine months of 2002 and 2001, respectively. The 2002 other expense consists principally of Brazilian foreign exchange losses, offset by gains due to the strengthening of the Euro against the Dollar, and during 2001, includes foreign exchange losses and a write down of $1.6 million for land and buildings to net realizable value.

The tax benefit for the first nine months of 2002 resulted primarily from the benefit of an anticipated U.S. income tax refund resulting from the Job Creation Act enacted in March 2002. An income tax benefit of $1.8 million was provided on a pre-tax loss of $(17.3) million for the nine month period of 2002.

DISCONTINUED OPERATIONS
-----------------------

On January 17, 2000, the Company's Board of Directors announced its intent to sell the Company's plastic barrier and non-barrier shrink Films Business. The sale of the Films Business was completed on August 31, 2000. The aggregate proceeds of $255 million, including a Working Capital Adjustment of $10.3 million, were used to retire debt, including the Senior Secured Credit Facility and Junior Term Loans, pay GECC per the amended amortization schedule, and for general corporate purposes. The Company recognized a net gain in the amount of $3.2 million in the second quarter of 2001 due to the finalization of the working capital adjustment.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $3.0 million during the nine month period ended September 30, 2002. Cash flows used in investing activities of $3.4 million and cash flows used in financing activities of $8.8 million exceeded cash flows provided by operating activities of $10.4 million. Cash flows provided by operating activities were principally attributable to the effect of depreciation, amortization, fees associated with the Plan and a decrease in operating assets and liabilities offset by the Company's loss from operations. Cash flows used in investing activities were principally attributable to an increase in restricted cash and capital expenditures for property, plant and equipment. Cash flows used in financing activities principally consisted of the payment of the scheduled GECC Capital Lease obligation.

Cash flows from operations for the Company were insufficient to pay the 10.25% Senior Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163.1 million principal and $8.4 million interest that became due at that time. In September 2001, certain of the holders of the Senior Notes formed an Ad Hoc Committee to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs. On July 15, 2002, the Company executed a restructuring agreement with the Ad Hoc Committee for the restructuring of the Senior Notes. Under terms of the restructuring agreement, on or about August 21, 2002 the Company initiated an exchange offer to exchange the Senior Notes for New Notes and shares of Preferred Stock. The proposed exchange offer was subject to acceptance by holders of 100% of the outstanding Senior Notes, unless waived by the Company and approved by the Ad Hoc Committee. The exchange offer was conducted simultaneously with a solicitation for a Plan for the Company which required the consent of a majority in number of the holders and at least 66-2/3% in principal amount of Senior Notes actually voting in the solicitation. Under the restructuring agreement, if less than 100% of the outstanding Senior Notes accepted the exchange offer, but a sufficient number of holders and aggregate amount of Senior Notes voted in favor of acceptance of the Plan, the Company agreed to commence a voluntary Chapter 11 petition to seek confirmation of the Plan. The Plan contains substantially the same economic terms as the exchange offer.

Although 100% of the outstanding Senior Notes did not accept the exchange offer, the Company did receive the required consent of a majority in number of the holders and at least 66-2/3% in principal amount of Senior Notes actually voting in the solicitation. Accordingly, on November 13, 2002, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court to seek confirmation of the Plan. Under Chapter 11, the Company may operate its business in the ordinary course, subject to prior Bankruptcy Court approval of transactions outside the ordinary course and certain other matters.

The Chapter 11 filing was for Viskase Companies, Inc. only. The Chapter 11 filing does not include any of the Company's domestic or foreign operating subsidiaries. Therefore, the Company's operating subsidiaries will continue to provide an uninterrupted supply of products and services to customers worldwide. Trade creditors and vendors will be totally unaffected and will continue to be paid in the ordinary course of business, and the operating subsidiaries' employees will be paid all wages, salaries and benefits on a timely basis.

The Company has asked the Bankruptcy Court for an expedited confirmation hearing in order to allow the Company to emerge from bankruptcy as soon as practicable. Although the Company expects to consummate the Plan already approved by the required number of holders and principal amount outstanding of the Senior Notes, it can provide no assurances that any restructuring will be completed on the terms indicated in the Plan, or at all.

Under the terms of the Plan, the Company's wholly owned operating subsidiary, Viskase, would be merged with and into the Company immediately prior to or upon consummation of the Plan with the Company being the surviving corporation. The outstanding Senior Notes would receive New Notes and shares of New Common Stock to be issued by the Company on a basis of $367.96271 principal amount of New Notes (i.e., $60 million) and 3,170.612 shares of New Common Stock (i.e., 517 million shares or 94% of the New Common Stock) for each one thousand dollar principal amount of Senior Notes. The existing shares of common stock of the Company would be canceled. Holders of the old common stock would receive warrants with a term of seven years to purchase shares of New Common Stock equal to 2.7% of the Company's New Common Stock at an exercise price of $0.20 per share. Assuming all warrants are exercised, holders of the Senior Notes would receive approximately 91.5% of the New Common Stock and approximately 5.8% would be issued or reserved for issuance to the Company's management and employees.

The New Notes would bear interest at a rate of 8% per year, and will accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of New Notes (pay-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of New Notes (pay-in-kind). Thereafter, interest will be payable in cash. The New Notes would mature on December 1, 2008.

The New Notes would be secured by a first lien on the assets of the Company, other than the assets subject to the GECC lease and certain real estate, post-merger. The New Notes would be subject to subordination of up to $25 million for a secured working capital credit facility for the Company.

Under the proposed restructuring, 33 million shares of New Common Stock (or upon the request of Company management, options to purchase 33 million shares of New Common Stock), initially representing 6% of the New Common Stock, will be reserved for Company management and employees. Such shares or options will be subject to a vesting schedule with acceleration upon the occurrence of certain events.

Upon completion of the proposed restructuring the Board of Directors of the Company would be reconstituted to consist of five members, including the Company's Chief Executive Officer and four other persons designated by the Ad Hoc Committee.

The Ad Hoc Committee has retained legal counsel, the fees and expenses of which are being paid by the Company.

The Ad Hoc Committee members, holding in the aggregate approximately 54% of the Senior Notes, have agreed to and have voted in favor of the Plan. The members of the Ad Hoc Committee have also agreed to take such other reasonable actions as necessary to consummate the proposed restructuring. In addition, the members of the Ad Hoc Committee have agreed not to transfer (other than to another member of the Ad Hoc Committee or an affiliate of a member) their shares of New Common Stock for a period of two years after the restructuring is completed. For a period of one year thereafter, the Company would have a right of first refusal to either purchase or designate a purchaser for shares of New Common Stock to be transferred by a member of the Ad Hoc Committee to a person other than another member of the Ad Hoc Committee or their affiliates.

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Except for the classification of certain debt as discussed in Note 4, the consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. However, as a result of the Chapter 11 filing and non-payment of debt when due, such realization of assets and liquidation of liabilities of the Company are subject to significant uncertainty. The Company's consolidated financial statements also do not reflect adjustments to assets and liabilities which may occur as a result of the filing of a plan of reorganization and application of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). The principal financial statement requirements of SOP 90-7 for entities in Chapter 11 bankruptcy proceedings with the expectation of reorganizing are as follows:

     - Balance sheet: Distinguish between pre-petition liabilities that are and are not subject to compromise and post-petition liabilities.

     - Statement of operations: Expenses and gains and losses resulting from the reorganization are separately reported as "reorganization items", except for discontinued operations and extraordinary items.

Following the approval of a plan of reorganization, SOP 90-7 may require that the Company adopt "fresh start" accounting resulting in recording all assets and liabilities at fair value. Upon emergence from bankruptcy, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements.

Letters of credit in the amount of $28.4 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at September 30, 2002.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand.

The Company anticipates that it will enter into a new revolving credit facility to meet its working capital and letter of credit requirements at or prior to the Company's emergence from the Chapter 11 bankruptcy case.

The GECC capital lease obligations were classified as current in the financial statements due to covenant restrictions. The following lease payment maturities conform to contractual payments under the lease.

     February 28, 2003     $23.5 million
     February 28, 2004     $23.5 million
     February 28, 2005     $23.5 million

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) the Company's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002 and September 30, 2002 and (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code until December 15, 2002. There is no agreement with GECC to extend the forbearance beyond December 15, 2002, and the Company can make no assurance that any extension would be received.

Capital expenditures for the first nine months of 2002 and 2001 totaled $1.4 million and $3.8 million, respectively. Significant capital expenditures during 2002 and 2001 included costs associated with the Viskase Food Science Quality Institute (FSQI) and the Visflex(tm) plastic casing line, respectively. Capital expenditures for 2002 are expected to be approximately $4 million.

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

In March 1997, Viskase received a subpoena from the Antitrust Division of the United States Department of Justice (DOJ) relating to a grand jury investigation of the sausage casings industry. In September 1999, Viskase received a subpoena from the DOJ relating to the expansion of the grand jury investigation into the specialty plastic films industry. During October 2002, Viskase was advised by the DOJ that it has closed the investigation of the sausage casings and specialty plastic films industries and that no action will be taken.

During 1999 and 2000, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in ten virtually identical civil complaints filed in the United States District Court for the District of New Jersey by the following plaintiffs: Smith Provision Co., Inc.; Parks LLC (d/b/a Parks Sausage Company); Real Kosher Sausage Company, Inc.; Sahlen Packing Co., Inc.; Marathon Enterprises, Inc.; Ventures East, Inc.; Keniston's, Inc.; Smithfield Foods, Inc.; Clougherty Packing Co.; and Klement Sausage Co. The District Circuit ordered all of these cases consolidated in Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. The Company and its subsidiaries have filed answers to each of these complaints denying liability. In 2001, all of the consolidated cases were transferred to the United States District Court for the Northern District of Illinois, Eastern Division. The Company strongly denies the allegations set forth in these complaints and intends to vigorously defend these claims.

The Company and its subsidiaries are involved in these and various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial condition.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by EITF Issue No. 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is considering the Standard and its effects on the Company's financial statements.

Forward-looking Statements
--------------------------

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; the Company's ability to effectuate a restructuring of the Senior Notes in accordance with the Plan; other effects of the restructuring on the Company; competitive pricing pressures for the Company's products; changes in other costs; opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; fluctuations in currency exchange rates; and the ability to achieve synergistic and other cost reductions and efficiencies.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company is exposed to certain market risks related to foreign currency exchange rates. In order to manage the risk associated with this exposure to such fluctuations, the Company occasionally uses derivative financial instruments. The Company does not enter into derivatives for trading purposes.

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at September 30, 2002, a 10% devaluation of the U.S. dollar would affect the Company's annual consolidated operating results, financial position and cash flows by a minimal amount.


ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

CEO and CFO Certifications
--------------------------

This quarterly report contains two separate forms of certifications of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The first form of certification, appearing immediately following the Signatures section of this quarterly report is required by SEC rules promulgated pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (302 Certifications). In the 302 Certifications, there are several certifications made by the CEO and CFO relating to the Company's disclosure controls and procedures and internal controls. This section of this quarterly report should be read in conjunction with the 302 Certifications relating to the Company's disclosure controls and procedures and the Company's internal controls.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Within 90 days prior to the filing of this quarterly report (Evaluation
Date), the Company's management, under the supervision and with the participation of the CEO and the CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the evaluation by the CEO and CFO, the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Evaluation of Internal Controls
-------------------------------

The Company's management also evaluated the effectiveness of the Company's internal controls. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

In accord with SEC requirements, the CEO and CFO note that, since the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls
--------------------------------------------

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system will be subject to various limitations, such as resource constraints, expertise of personnel and cost-benefit constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                        PART II. OTHER INFORMATION

Item 1 -  Legal Proceedings
          -----------------

For a description of pending litigation and other contingencies, see Part 1,
Note 5, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 -  Changes in Securities
          ---------------------

No reportable events occurred during the quarter ended September 30, 2002.

Item 3 -  Defaults Upon Senior Securities
          -------------------------------

The Company did not pay the $163.1 million principal and $8.4 million interest on the 10.25% Senior Notes that became due on December 1, 2001. On the date of this quarterly report, the total arrearage under the 10.25% Senior Notes was approximately $186.1 million.

Item 4 -  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

None.

Item 5 -  Other Information
          -----------------

None.

Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

10.37 Restructuring Agreement, dated as of July 15, 2002 by and among High River Limited Partnership, Debt Strategies Fund, Inc., and Northeast Investors Trust and Viskase Companies, Inc. (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed August 21, 2002.)

99.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C.
Section 1350

99.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C.
Section 1350

(b)  Reports on Form 8-K

Form 8-K dated July 16, 2002 to report the execution of a restructuring agreement with an Ad Hoc Committee of the Company's 10.25% Senior Notes of December 1, 2001 for the restructuring of the 10.25% Senior Notes.

Form 8-K dated August 21, 2002 to report the commencement of an exchange offer with respect to the issued and outstanding 10.25% Senior Notes due 2001 of the Company and a solicitation of acceptances of a prepackaged plan of reorganization.

Form 8-K dated September 23, 2002 to report that Viskase Companies, Inc. extended the expiration of its exchange offer relating to its 10.25% Senior Notes until 5:00 p.m. on October 18, 2002.


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



                           VISKASE COMPANIES, INC.


                   By:  /s/  Gordon S. Donovan
                        ----------------------
                        Gordon S. Donovan
                        Vice President, Chief Financial Officer and Treasurer






Date: November 14, 2002


                                 CERTIFICATIONS

I, F. Edward Gustafson, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Viskase Companies, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

                    /s/  F. Edward Gustafson
                    ------------------------
                   F. Edward Gustafson
                   Chairman, Chief Executive Officer and President



I, Gordon S. Donovan, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Viskase Companies, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

                     /s/  Gordon S. Donovan
                     ----------------------
                     Gordon S. Donovan
                     Vice President, Chief Financial Officer and Treasurer