Form 10-K
period 2002-12-31
VISKASE COMPANIES INC
filed 2003-03-31
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              __________

                               FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended      December 31, 2002
                               --------------------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                 to
                                    ---------------    ---------------

          Commission file number    0-5485
                                 ------------

                       VISKASE COMPANIES, INC.
                       -----------------------
        (Exact name of registrant as specified in its charter)

     Delaware                                                      95-2677354
-------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, IL                         60527
-----------------------------------------------                         -----
(Address of principal executive offices)                           (Zip Code)

     Registrant's telephone number, including area code:  (630) 789-4900

         Securities registered pursuant to Section 12(b) of the Act:

                                    None

         Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X       No
                                                   -----        -----

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b2 of the Act). Yes       No   X
                                          -----    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K. Yes       No   X
                                          -----    -----

     As of March 21, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was $53,682.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court. Yes  X     No
                                                     -----     -----

     As of March 31, 2003, there were 15,314,562 shares outstanding of the registrant's Common Stock, $.01 par value.




                            Page 1 of 139 Pages
       An Index to Exhibits required by Item 15 is found at page 35.

                         VISKASE COMPANIES, INC.

                      Form 10-K Annual Report - 2002

                            Table of Contents

PART I                                                                   Page
  Item 1.   Business                                                       3
  Item 2.   Properties                                                    10
  Item 3.   Legal Proceedings                                             10
  Item 4.   Submission of Matters to a Vote of Security Holders           12

PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholders Matters                                        13
  Item 6.   Selected Financial Data                                       14
  Item 7.   Management's Discussion and Analysis of
              Financial Condition, Results of Operations                  15
  Item 7a.  Quantitative and Qualitative Disclosures
              about Market Risk                                           23
  Item 8.   Financial Statements and Supplementary Data                   24
  Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         24

PART III
  Item 10.  Directors and Executive Officers of the Registrant            25
  Item 11.  Executive Compensation                                        26
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                              32
  Item 13.  Certain Relationships and Related Transactions                33
  Item 14.  Controls and Procedures                                       33

PART IV
  Item 15.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                         35

                                  PART I

ITEM 1.   BUSINESS

(a) General development of business: (in thousands, except number of shares and per share and per bond amounts)

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

In recent years, the Company has sold certain of its operations in order to reduce indebtedness and increase its operational focus. As a result of these efforts, the Company sold its wholly owned subsidiary Sandusky Plastics, Inc. (Sandusky) in June 1998, its wholly owned subsidiary Clear Shield National, Inc. (Clear Shield) in July 1998 and its plastic barrier and non-barrier shrink film business (Films Business) in August 2000. These divestitures have left the cellulosic and plastics casings business as the Company's primary operating activity. In addition, since 1998 the Company has implemented a number of restructuring measures to reduce the fixed cost structure of its remaining business and to address competitive price pressures and increases in various production costs in the Company's business.

For more information about us, our products, services and solutions, visit www.viskase.com. Also, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K will be made available free of charge through the Investor Relations section of our website as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Bankruptcy and Plan of Reorganization

On November 13, 2002, Viskase Companies, Inc. (VCI) filed a prepackaged Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (Bankruptcy Court). The Chapter 11 filing is for VCI only and does not include any of the Company's domestic or foreign subsidiaries. On December 20, 2002 the Bankruptcy Court confirmed VCI's Prepackaged Plan of Reorganization as Modified (The Plan, as modified). VCI expects to consummate The Plan, as modified, and emerge from Chapter 11 bankruptcy in early April, 2003 (Effective Date).

Cash flows from operations for the Company were insufficient to pay the 10.25% Senior Notes (Senior Notes) when they matured on December 1, 2001, and accordingly the Company did not pay the $163,060 principal and $8,357 interest that became due at that time. In September 2001, certain of the holders of the Senior Notes formed an ad hoc committee (Ad Hoc Committee) to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs. On July 15, 2002, the Company executed a restructuring agreement with the Ad Hoc Committee for the restructuring of the Senior Notes. Under terms of the restructuring agreement, on or about August 21, 2002 the Company initiated an exchange offer to exchange the Senior Notes for new 8% Senior Subordinated Secured Notes due 2008 (New Notes) and shares of Series A Preferred Stock (Preferred Stock). The proposed exchange offer was subject to acceptance by holders of 100% of the outstanding Senior Notes, unless waived by the Company and approved by the Ad Hoc Committee. The exchange offer was conducted simultaneously with a solicitation for a prepackaged plan of reorganization
(Plan) for the Company which required the consent of a majority in number of the holders and at least 66-2/3% in principal amount of Senior Notes actually voting in the solicitation. Under the restructuring agreement, if less than 100% of the outstanding Senior Notes accepted the exchange offer, but a sufficient number of holders and aggregate amount of Senior Notes voted in favor of acceptance of the Plan, the Company agreed to commence a voluntary Chapter 11 petition to seek confirmation of the Plan. The Plan contains substantially the same economic terms as the exchange offer.

Although 100% of the outstanding Senior Notes did not accept the exchange offer, the Company did receive votes to accept the Plan from approximately 91.4% of the holders and 91.4% in the outstanding principal amount that actually voted. Accordingly, on November 13, 2002, VCI filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court to seek confirmation of the Plan. Under Chapter 11, the Company may operate its business in the ordinary course, subject to prior Bankruptcy Court approval of transactions outside the ordinary course and certain other matters.

The Chapter 11 filing was for VCI only. The Chapter 11 filing does not include any of the Company's domestic or foreign operating subsidiaries. Therefore, the Company's operating subsidiaries continued to provide an uninterrupted supply of products and services to customers worldwide. Trade creditors and vendors have been totally unaffected and continue to be paid in the ordinary course of business, and the operating subsidiaries' employees have been paid all wages, salaries and benefits on a timely basis.

Under the terms of the Plan, the Company's wholly owned operating subsidiary, Viskase, will be merged with and into VCI immediately prior to or upon consummation of the Plan with VCI being the surviving corporation. The outstanding Senior Notes will receive New Notes and shares of new common stock (New Common Stock) to be issued by the Company on a basis of $367.96271 principal amount of New Notes (i.e., $60,000) and 63.4122 shares of New Common Stock (i.e., 10,340,000 shares or 94% of the New Common Stock) for each one thousand dollar principal amount of Senior Notes. The existing shares of common stock of the Company will be canceled. Holders of the old common stock (Old Shares) will receive warrants with a term of seven years to purchase shares of New Common Stock equal to 2.7% of the Company's New Common Stock at an exercise price of $10.00 per share (Warrant). Assuming all Warrants are exercised, holders of the Senior Notes would receive approximately 91.5% of the New Common Stock and approximately 5.8% would be issued or reserved for issuance to the Company's management and employees.

Under the proposed restructuring, 660,000 shares of New Common Stock (or upon the request of Company management, options to purchase 660,000 shares of New Common Stock), initially representing 6% of the New Common Stock, will be reserved for Company management and employees. Such shares or options will be subject to a vesting schedule with acceleration upon the occurrence of certain events.

The New Notes would bear interest at a rate of 8% per year, and will accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of New Notes (pay-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of New Notes (pay-in-kind). Thereafter, interest will be payable in cash. The New Notes would mature on December 1, 2008 with an accreted value of approximately $89,453, assuming interest in the first 5 years is paid in the form of New Notes (paid-in-kind).

The New Notes would be secured by a first lien on the assets of the Company, other than the assets subject to the General Electric Capital Corporation
(GECC) lease and certain real estate, post-merger. The New Notes would be subject to subordination of up to $25,000 principal amount for a secured working capital credit facility for the Company.

Upon completion of the proposed restructuring the Board of Directors of the Company would be reconstituted to consist of five members, including the Company's Chief Executive Officer and four other persons designated by the Ad Hoc Committee.

The Ad Hoc Committee has retained legal counsel. The fees and expenses were paid by the Company until the commencement of the Bankruptcy.

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

Under Chapter 11, certain claims against VCI (the Debtor) in existence prior to the Petition Date (November 13, 2002) were stayed while the Company continued business operations as a debtor-in-possession. These claims are reflected in the December 31, 2002 balance sheet as "Current liabilities subject to compromise." As of the Petition Date, the Company stopped accruing interest on the 10.25% Senior Notes. The interest not accrued from the Petition Date through December 31, 2002 is $2,294.

The principal categories of claims reclassified in the Consolidated Balance Sheets and included in Current liabilities subject to compromise are identified below. These amounts may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, the existence and value of any collateral securing such claims and other events. At the Petition Date the amounts reflected below are for the Senior Notes and accrued interest through the Petition Date.

Current liabilities subject to compromise as of the Petition Date are as follows (refer to Note 1 to the consolidated financial statements):

          (in thousands)

     10.25% Senior Notes         $163,060
     Accrued interest              25,098
     Other current liabilities         40
                                 --------
                                 $188,198
                                 ========

The accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accounts Statement of Position 90-7: Financial Reporting by Entities in Reorganization under the Bankruptcy Code and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations and assumes the realization of assets and liquidation of liabilities in the ordinary course of business.

Following the approval of a plan of reorganization, SOP 90-7 requires that the Company adopt "Fresh Start" accounting resulting in recording all assets and liabilities at fair value. Upon emergence from bankruptcy, the amounts and classifications reported in the consolidated historical financial statements could materially change.

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) the Company's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002 and (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code until April 21, 2003. There is no agreement with GECC to extend the forbearance beyond April 21, 2003. However, the Company and GECC have agreed to amend certain lease documents upon the emergence from bankruptcy. The amendment will permanently waive prior non-compliance with the Fixed Charge Coverage Ratio and establish a new Fixed Charge Coverage Ratio for the remainder of the lease term. The amendment also changes the February 28, 2004 lease payment with $11,750 due on February 28, 2004 and $11,749 due on August 28, 2004.

(b)       Financial information about industry segments:

Reference is made to Part IV, Item 15, Note 24 of Notes to Consolidated Financial Statements.

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

Viskase's product line includes NOJAX(r) cellulosic casings for small-diameter processed meat products, such as hot dogs, Precision(r) and Zephyr(r) for large diameter processed meats and ham products, fibrous or large-diameter casings, which are paper-reinforced cellulosic casings used in the production of large-diameter sausages, salami, hams and other processed meat products, and Visflex(tm) and Vismax(tm) plastic casing used for a wide range of processed meat, poultry and cheese applications.

International Operations

Viskase has four manufacturing and/or finishing facilities located outside the continental United States, in Beauvais, France; Thaon, France; Guarulhos, Brazil and Caronno, Italy.

The aggregate of domestic exports and net sales of foreign operations represents approximately 56.0% of Viskase's total net sales.

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

Sales and Distribution

Viskase has a broad base of customers, with no single customer accounting for more than 6% of sales. Viskase sells its products in virtually every country in the world. In the United States, Viskase has a staff of technical sales teams responsible for sales to processed meat and poultry producers. Approximately 77 distributors market Viskase products to customers in Europe, Africa, the Middle East, Asia, and Latin America. Its products are marketed through its own subsidiaries in France, Germany, Italy, Poland and Brazil. As of December 31, 2002 and 2001, Viskase had backlog orders of approximately $18.3 million and $20.0 million, respectively.

Viskase maintains ten service and distribution centers worldwide. The service centers perform limited product finishing and provide sales, customer service, warehousing and distribution. Distribution centers provide only warehousing and distribution.

In North America, Viskase operates distribution centers in Atlanta, Georgia; Buffalo, New York; Fresno, California; Remington, Indiana; Saskatoon, Saskatchewan, Canada and Lindsay, Ontario, Canada. Viskase operates a service center in Guarulhos, Brazil, and in Europe, Viskase operates a service center in Caronno, Italy and distribution centers in Dormagen, Germany and Warsaw, Poland.

Competition

Viskase is one of the world's leading producers of cellulosic casings. Viskase seeks to maintain a competitive advantage by manufacturing products having outstanding quality and superior performance characteristics over competitive products, by responding quickly to customer product requirements, by providing technical support services to its customers for production and formulation opportunities and by producing niche products to fill individual customer requirements. During the previous five years, Viskase has experienced reduced profits due to over-capacity in the industry and intense price competition.

Viskase's principal competitors in cellulosic casings are Teepak LLC, located in the United States with plants in the United States and Belgium; Viscofan, S.A., located in Spain, Germany, Brazil, Czech Republic and the United States; Kalle Nalo GmbH, located in Germany; Case Tech, a wholly owned subsidiary of Bayer AG, located in Germany; Oy Visko AB located in Finland; KoSa, located in Mexico and the United States and two Japanese manufacturers, Futamura Chemical marketed by Meatlonn, and Toho.

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

Viskase believes it has achieved and maintained its position as a leading producer of cellulosic casings for packaging meats through significant expenditures on research and development. The Company expects to continue its research and development efforts. The commercialization of certain of these product and process applications and related capital expenditures to achieve commercialization may require substantial financial commitments in future periods. Research and development costs from continuing operations are expensed as incurred and totaled $4,070 thousand, $4,837 thousand, and $5,474 thousand for 2002, 2001, and 2000, respectively.

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

Employees

The Company maintains productive and amicable relationships with its approximately 1,380 employees worldwide. One of Viskase's domestic plants, located in Loudon, Tennessee, is unionized, and all of its European and Brazilian plants have National Agreements with annual renewals. Employees at the Company's European plants have negotiations occurring at both local and national levels. Based on past experience and current conditions, the Company does not expect protracted work stoppages to occur stemming from union activities; however, national events outside of the Company's control may give rise to such risk. Unions represent approximately 575 of Viskase's 1,380 employees.

Trademarks and Patents

Viskase holds patents on many of its major technologies, including those used in its manufacturing processes and the technology embodied in products sold to its customers. The Company believes its ongoing market leadership benefits from its technology. Viskase vigorously protects and defends its patents against infringement by competitors on an international basis. As part of its research and development program, Viskase has developed and expects to continue to develop new proprietary technology and has licensed proprietary technology from third parties. Management believes these activities will enable Viskase to maintain its competitive position. Viskase also owns numerous trademarks and registered trade names that are used actively in marketing its products. Viskase periodically licenses its process and product patents to competitors on a royalty basis.

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

As noted above, new environmental and health and safety laws can impose significant compliance costs, including forthcoming rules. Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, will be required to meet air emissions standards for certain chemicals based on use of the "maximum achievable control technology" (MACT). MACT Standards for new and existing cellulose casing manufacturing sources were promulgated June 11, 2002. Viskase submitted extensive comments to the EPA during the public comment period. Compliance with the new rules is required within three years (by June 13, 2005). MACT rules will apply to all casing manufacturers in the United States.

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

Reference is made to Part IV, Item 15, Note 24 of Notes to Consolidated Financial Statements.

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

Name, Age and Office         Business Experience
F. Edward Gustafson, 61,     Mr. Gustafson has been Chairman of the Board,
Chairman of the Board,       President and Chief Executive Officer of the
President and Chief          Company since March 1996 and
Executive Officer            a director of the Company since December 1993.
                             (Mr. Gustafson has been President and Chief
                             Executive Officer of Viskase since June 1998, and previously from February 1990 to August
                             1994.) From May 1989 to March 1996 Mr. Gustafson served as Executive Vice President and Chief
                             Operating Officer of the Company. Mr. Gustafson has also served as Executive Vice President and Chief Operating Officer of D.P. Kelly and
                             Associates, L.P. (DPK) since November 1988.

Gordon S. Donovan, 49,       Mr. Donovan has been Chief Financial Officer of
Vice President, Chief        the Company since January 1997 and Vice
Financial Officer, Treasurer President and Chief Financial Officer
Assistant Secretary          of Viskase since June 1998. Mr. Donovan has
                             served as Treasurer and Assistant Secretary of the Company since November 1989 and as Vice
                             President since May 1995.

Kimberly K. Duttlinger, 38,  Ms. Duttlinger has been Vice President,
Vice President, Secretary    Secretary and General Counsel of the Company
and General Counsel          since April 2000. From August 1998 through April
                             2000, Ms. Duttlinger served as Associate General
                             Counsel of the Company. From May 1997 to August
                             1998, Ms. Duttlinger served as Corporate Counsel of the Company.

ITEM 2.   PROPERTIES

VISKASE FACILITIES

LOCATION     SQUARE FEET     PRIMARY USE

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

Distribution Centers

  Atlanta, Georgia (a)
  Buffalo, New York (a)
  Fresno, California (a)
  Remington, Indiana (a)
  Dormagen, Germany (a)
  Saskatoon, Saskatchewan, Canada (a)
  Lindsay, Ontario, Canada
  Warsaw, Poland (a)

Service Centers

  Guarulhos, Brazil (a)
  Caronno, Italy

Headquarters

  Worldwide:  Willowbrook, Illinois (a)
  Europe       Pantin, France (a)

(a)  Leased. All other properties are owned.

The Company believes that its properties generally are suitable and adequate to satisfy the Company's present and anticipated needs. The Company's United States real property collateralizes the Company's obligations under various financing arrangements. For a discussion of these financing arrangements, refer to Part IV, Item 15, Note 8 of Notes to Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

In 1988, Viskase Canada Inc. (Viskase Canada), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation in the Ontario Superior Court of Justice, Court File No.:
292270188 seeking damages resulting from Union Carbide's breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 (Agreement). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business (Business), which purchase included a facility in Lindsay, Ontario, Canada
(Site). Viskase Canada is claiming that Union

Carbide breached several representations and warranties and deliberately failed to disclose to Viskase Canada the existence of contamination on the Site.

In October 2001, the Canadian Ministry of the Environment (MOE) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (PCB) contamination. Viskase Canada is working with the MOE in investigating the alleged PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site. Viskase Canada has been advised by the MOE that the MOE expects to issue certain Director's Orders requiring remediation under applicable environmental legislation against Viskase Canada and others in the next few months. Viskase Canada has been granted leave to amend its lawsuit against Union Carbide to allege that any PCB contamination at or around the Site was generated from Union Carbide's plastics extrusion business, which was operated at the Site by Union Carbide prior to the purchase of the Business. Union Carbide's plastics extrusion business was not part of the Business purchased by Viskase Corporation and its affiliates. Viskase Canada expects to amend the lawsuit prior to June 1, 2003. Viskase Canada will be asking the court to require Union Carbide to repurchase the Site from Viskase Canada and award Viskase Canada damages in excess of $2.0 million (Canadian). The Company has reserved $.5 million (U.S.) for the property remediation. The lawsuit is still pending and is expected to proceed to trial sometime during the second half of 2004.

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2,669,501.48 (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada's failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. No decision has been made on the Notice of Objection. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. The Company has, however, provided for a reserve of $.3 million (U.S.) for interest and penalties, if any. Viskase Canada is negotiating with the Quebec Department of Ministry to avoid having to collect the sales tax from customers who will then be entitled to credit for such sales tax collected.

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

In February 2003, the plaintiffs (other than Marathon Enterprises, Inc. which has elected not to pursue its lawsuit against the Company) amended their complaint to eliminate any claim against the Company that arose prior to December 17, 1993. In March 2003, the Company filed a Motion to Dismiss the amended complaint.

The Company and its subsidiaries are involved in these and various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a) Market Information. The Company's Common Stock is traded in the over-the-counter market. The high and low closing bid prices of the Common Stock during 2002 and 2001 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.

2002    First Quarter    Second Quarter    Third Quarter    Fourth Quarter

High         .045              .08              .06              .035
Low          .020              .01              .02              .002

2001    First Quarter    Second Quarter    Third Quarter    Fourth Quarter

High        $2.00             $2.06            $1.50             $.30
Low           .92               .90              .25              .01

(b) Holders. As of March 21, 2003, there were approximately 106 holders of record and approximately 2,700 beneficial holders of the Company's Common Stock.

(c) Dividends. The Company has never paid a cash dividend on shares of its Common Stock. The payment of dividends is restricted by the terms of various financing agreements to which the Company is a party. The Company has no present intention of paying dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                Year Ended                        53 Weeks Ending
                                                 ----------------------------------------   ---------------------------
                                                 December       December       December       December     December
                                                 31, 2002       31, 2001      31, 2000(1)   31, 1999(1)  31, 1998(1)(2)
                                                 -------        --------      -----------   -----------  --------------
                                                               (in thousands, except for per share amounts)

Net sales                                        $183,577       $189,315       $200,142       $225,767       $246,932
(Loss) from continuing
  operations (3)                                  (19,330)       (36,852)       (95,967)       (29,927)      (147,871)
Income (loss) from discontinued
  operations                                                                      3,435         (1,831)       (33,389)
Gain on sales of discontinued operations                           3,189         68,185                        39,057
(Loss) before extraordinary item (3)              (19,330)       (33,663)       (24,347)       (31,758)      (142,203)

Net (loss) (4)                                    (19,330)       (25,526)       (17,836)       (31,758)      (148,996)

Per share (loss)
  from continuing operations
  - basic and diluted (3)                           (1.26)         (2.41)         (6.34)         (2.00)         (9.97)

Per share income (loss)
  from discontinued operations
  - basic and diluted                                                               .23           (.12)         (2.25)
    Gain on sale of discontinued operations                          .21           4.50                          2.63

Per share (loss)
  before extraordinary item
  - basic and diluted
    (Loss) per share  (3)                           (1.26)         (2.20)         (1.61)         (2.12)         (9.59)

Per share net (loss)
  - basic and diluted
    (Loss) per share  (4)                           (1.26)         (1.67)         (1.18)         (2.12)        (10.05)

Cash and equivalents                               27,700         25,540         55,350          6,243          9,028
Restricted cash                                    28,347         26,558         41,038
Working capital                                  (174,203)      (178,952)      (106,958)        34,480         41,725
Total assets                                      218,681        234,028        322,364        493,818        531,069

Debt obligations:
  Short-term debt (5) (6) (7)                     227,343        236,059        200,676         23,095         16,120
  Long-term debt                                       85            194         73,183        404,151        388,880
Stockholders' (deficit)                          (175,146)      (138,053)      (107,397)       (89,442)       (55,907)
Cash dividends                                       none           none           none           none           none

(1) Year 2000 and 1999 and fiscal year 1998 net sales and loss from continuing operations exclude the results of the Films Business, which was sold in 2000.

(2) Fiscal 1998 net sales and loss from continuing operations exclude the results of Sandusky and Clear Shield, which were sold in 1998.

(3) Included in 2002 is net restructuring income of $6,132 and reorganization expense of $3,401.
     Included in 2001 is an asset write-down of $4,766 and an inventory lower of cost or market charge of $3,612.
     Included in 2000 and 1998 are restructuring charges of $94,910 and $119,579, respectively.

(4) Includes a net extraordinary gain (loss) on debt extinguishment of $8,137, $6,511 and $(6,793) or $.53, $.43 and $(.46) per share in 2001,
     2000 and 1998, respectively. SFAS No. 145 requires that gains and losses on debt extinguishment will no longer be classified as extraordinary for fiscal years beginning after May 15, 2002. In 2003 these prior period extraordinary items will be reclassified in the consolidated statements of operations.

(5) Year 2002 includes $163,060 of debt classified as current liabilities subject to compromise on the balance sheet.

(6) Years 2002 and 2001 include $64,106 of long-term debt reclassified to current due to covenant restrictions.

(7)  Years 2001 and 2000 include the current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's 2002 net sales from continuing operations was $183.6 million, which represents a decrease of 3% from 2001. The decline in sales reflects the continuing effect of reduced selling prices in the worldwide casings industry and slightly lower volumes, offset by the strengthening Euro against the U.S. Dollar that positively benefited net sales by approximately $3.2 million.

The Company's 2001 net sales from continuing operations was $189.3 million, which represented a decrease of 5.4% from 2000. The decline in sales reflects the continuing effect of reduced selling prices in the casings industry and lower sales volumes in Europe due to outbreaks of both mad cow disease and foot-and-mouth disease during the first half of 2001.

With the entrance of a foreign competitor in the mid-1990's, the Company experienced significant pricing pressure and volume loss. The market for cellulosic casings has continued to see price declines each year based on competitor factors including excess production capacity. The Company does not expect to experience significant future volume loss; however, the Company believes pricing pressures will continue. The Company has previously implemented facility realignment and other cost-cutting measures aimed at offsetting the effect of lower prices.

The operating income from continuing operations for 2002 was $2.3 million. Operating income includes net restructuring income of $6.1 million recognized in the second quarter of 2002. The restructuring income is the result of a reversal of $9.3 million of excess reserves that were originally recorded in 2000 due to the negotiation of reduced Nucel(r) technology third party license fees, offset by a year 2002 restructuring charge of $3.2 million. During the second quarter of 2002, the Company committed to a restructuring plan to address the industry's competitive environment. Operating loss from continuing operations, excluding the net restructuring income of $6.1 million, was $(3.8) million. This (loss) compares favorably to the operating loss from the comparable prior year period of $(5.4) million, excluding the 2001 asset write-down and the 2001 lower of cost or market charge as described below. The improvement in the operating loss results primarily from operating efficiencies from previous cost saving measures and reduced raw material costs. The Company does not, however, expect to see additional improvement in its operating income until prices begin to increase in the industry.

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

Net interest expense from continuing operations for 2002 totaled $21.1 million, which represented a decrease of $1.9 million from 2001. The decrease is primarily due to reduced interest expense related to the GECC lease payment.

Other income (expense) from continuing operations of approximately $1.5 million and $(3.4) million in 2002 and 2001, respectively, consists principally of foreign exchange gains and (losses).

The reorganization expenses of $3.4 million consist principally of fees for legal, financial advisory and professional services incurred due to the Chapter 11 proceeding.

In 2000, the Company received a payment in resolution of the American National Can Company (ANC) Litigation in the amount of $54.75 million, offset by patent litigation expenses of $7.85 million.

The Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the loss on the change in fair value of the futures contracts was recorded in other income and is immaterial.

In 2002, the tax benefit of $(1.3) million on the (loss) from continuing operations before income taxes of $(20.6) million resulted from the benefit of a U.S. income tax refund resulting from the Job Creation Act enacted in March 2002, offset by the tax provision related to operations of foreign subsidiaries.

In 2001, the income tax benefit from the loss from continuing operations offset the income tax provision which would have been provided on the extraordinary gain and the gain from the sale of discontinued operations. The net benefit recognized of $(3.4) million results from a reduction of prior accrued foreign taxes payable. A provision (benefit) of $(3.4) million and $.7 million, respectively, was provided on loss from continuing operations before taxes of $(40.2) million and $(95.2) million, respectively for 2001 and 2000. The company's effective tax rate from continuing operations reflect the permanent differences in the U.S. resulting from the change in the valuation allowance and the reversal of over-accrued foreign taxes. The tax provision (benefit) for income from discontinued operations in 2000 was $.3 million. The tax provision with respect to the gain on disposal in 2001 and 2000 was $0 and $6.6 million, respectively. In addition, an extraordinary gain in 2001 and 2000 recognized an income tax provision of $0 and $.6 million, respectively. The total income tax provision (benefit) was $(1.3) million, $(3.4) million, and $8.3 million, respectively, in 2002, 2001 and 2000.

Net domestic cash income taxes (refunded) paid in 2002, 2001 and 2000, were $(2.1) million, $2.2 million and $.5 million, respectively. Net foreign cash income taxes paid during the same periods were $.9 million, $2.5 million and $.3 million, respectively.

Discontinued Operations

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

Liquidity and Capital Resources

Cash and equivalents increased by $2.2 million during the year ended December 31, 2002. Cash flows provided by operating activities were $18.3 million, used for reorganization items were $1.3 million, used in investing activities were $5.0 million, and used in financing activities were $8.9 million. Cash flows provided by operating activities were principally attributable to the effect of depreciation, amortization, and a decrease in working capital usage. Cash flows used for reorganization items consist principally of fees for legal, financial advisory and professional services incurred due to the Chapter 11 proceeding. Cash flows used in investing activities were principally attributable to capital expenditures for property, plant and equipment, an increase in restrictions on cash offset by the proceeds on disposition of assets. Cash flows used in financing activities principally consisted of the payment of the scheduled GECC capital lease obligation.

In 2001 and 2000 the Company was able to purchase 10.25% Notes in open market or privately negotiated transactions, with the effect that as of December 31, 2002 there was $163.1 million principal amount of 10.25% Notes outstanding, net of repurchased notes. The Company was able to repurchase debt due to the sale of the Films business in 2000. The Company recognized an $8.1 million net gain on the repurchase of Notes during 2001 and a $6.5 million net gain in 2000.

Cash flows from operations for the Company were insufficient to pay the Senior Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163.1 million principal and $8.4 million interest that became due at that time. In September 2001, certain of the holders of the Senior Notes formed an Ad Hoc Committee to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs. On July 15, 2002, the Company executed a restructuring agreement with the Ad Hoc Committee for the restructuring of the Senior Notes. Under terms of the restructuring agreement, on or about August 21, 2002 the Company initiated an exchange offer to exchange the Senior Notes for New Notes and shares of Preferred Stock. The proposed exchange offer was subject to acceptance by holders of 100% of the outstanding Senior Notes, unless waived by the Company and approved by the Ad Hoc Committee. The exchange offer was conducted simultaneously with a solicitation for the Plan for the Company which required the consent of a majority in number of the holders and at least 66-2/3% in principal amount of Senior Notes actually voting in the solicitation. Under the restructuring agreement, if less than 100% of the outstanding Senior Notes accepted the exchange offer, but a sufficient number of holders and aggregate amount of Senior Notes voted in favor of acceptance of the Plan, the Company agreed to commence a voluntary Chapter 11 petition to seek confirmation of the Plan. The Plan contains substantially the same economic terms as the exchange offer.

Although 100% of the outstanding Senior Notes did not accept the exchange offer, the Company did receive votes to accept the Plan from approximately 91.4% of the holders and 91.4% in the outstanding principal amount that actually voted. Accordingly, on November 13, 2002, VCI filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court to seek confirmation of the Plan. Under Chapter 11, the Company may operate its business in the ordinary course, subject to prior Bankruptcy Court approval of transactions outside the ordinary course and certain other matters.

The Chapter 11 filing was for VCI only. The Chapter 11 filing does not include any of the Company's domestic or foreign operating subsidiaries. Therefore, the Company's operating subsidiaries continued to provide an uninterrupted supply of products and services to customers worldwide. Trade creditors and vendors have been totally unaffected and continue to be paid in the ordinary course of business, and the operating subsidiaries' employees have been paid all wages, salaries and benefits on a timely basis.

Letters of credit in the amount of $27.6 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at December 31, 2002.

The Company finances its working capital needs through a combination of internally generated cash from operations, cash on hand, and a revolving credit facility that the Company anticipates that it will enter into upon emergence from bankruptcy.

Certain identified production and finishing equipment at Viskase's domestic facilities are subject to a capital lease with GECC. In connection with the lease, GECC holds a security interest in (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets; and
(iv) certain real property and improvements thereon. The security interest will be subordinated to the working capital facility.

The GECC capital lease obligations were classified as current in the financial statements due to covenant restrictions. The following lease payment maturities conform to contractual payments under the lease:

                            (in thousands)

     February 28, 2003          $18,499
     April 11, 2003             $ 5,000
     February 28, 2004          $11,750
     August 28, 2004            $11,749
     February 28, 2005          $23,500

GECC has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) the Company's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002 and (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code until April 21, 2003. There is no agreement with GECC to extend the forbearance beyond April 21, 2003. However, the Company and GECC have agreed to amend certain lease documents upon the emergence from bankruptcy. The amendment will permanently waive prior non-compliance with the Fixed Charge Coverage Ratio and establish a new Fixed Charge Coverage Ratio for the remainder of the lease term. The amendment also changes the February 28, 2004 lease payment with $11,750 due on February 28, 2004 and $11,749 due on August 28, 2004.

Under Chapter 11, certain claims against VCI (the Debtor) in existence prior to the Petition Date were stayed while the Company continued business operations as a debtor-in-possession. These claims are reflected in the December 31, 2002 balance sheet as "Current liabilities subject to compromise." As of the Petition Date, the Company stopped accruing interest on the 10.25% Senior Notes. The interest not accrued from the Petition Date through December 31, 2002 is $2.3 million.

The principal categories of claims reclassified in the Consolidated Balance Sheets and included in Current liabilities subject to compromise are identified below. These amounts may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, the existence and value of any collateral securing such claims and other events. At the Petition Date the amounts reflected below are for the Senior Notes and accrued interest through the Petition Date.

Current liabilities subject to compromise are as follows (refer to Note 1 to the consolidated financial statements):

                                      (in thousands)

     10.25% Senior Notes                 $163,060
     Accrued interest                      25,098
     Other current liabilities                 40
                                         --------
                                         $188,198
                                         ========

Capital expenditures for continuing operations for the year ended December 31, 2002 and 2001 totaled $3.8 and $5.9 million, respectively. Significant 2002 expenditures included costs associated with the Viskase Food Science Quality Institute (FSQI) and numerous smaller projects throughout the plants worldwide. Significant 2001 capital expenditures for continuing operations included costs associated with the Visflex(tm) and Vismax(tm) plastic casing product line and the corporate office relocation. Significant 2000 capital expenditures for continuing operations included costs associated with the Nucel(r) project. Capital expenditures in 2000 for discontinued operations included additional production capacity for specialty films. Capital expenditures for 2003 are expected to increase approximately $7 million. The increase is related to the installation of environmental equipment to conform with MACT standards for casing manufacturers.

At December 31, 2002, the Company had capital expenditure commitments outstanding of approximately $.3 million. The Company also has lease agreements for machinery, equipment and facilities during 2002;
rent expenses on these were $2.0 million. Accordingly, the Company does not consider its operating lease commitments to be a significant determinant of the Company's liquidity.

In 2002 and 2001, the Company spent approximately $4.1 million and $5.0 million, respectively, on research and development programs, including product and process development, and on new technology development. Prior to 2001, the Company was spending approximately $8 million on research and development programs. The decrease is due to the sale of the Films Business and mothballing the Nucel(r) project. The 2003 research and development and product introduction expenses are expected to be approximately $4.0 million. Among the projects included in the current research and development efforts are the anti-listeria NOJAX(r) AL(tm) casing, SmokeMaster(tm) casing, and the application of certain patents and technology being licensed by Viskase to the manufacture of cellulosic casings.

The accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accounts Statement of Position 90-7: Financial Reporting by Entities in Reorganization under the Bankruptcy Code and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations and assumes the realization of assets and liquidation of liabilities in the ordinary course of business.

Following the approval of a plan of reorganization, SOP 90-7 requires that the Company adopt "Fresh Start" accounting resulting in recording all assets and liabilities at fair value. Upon emergence from bankruptcy, the amounts and classifications reported in the consolidated historical financial statements could materially change.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements. In preparing these financial statements, management bases its estimates on historical experience and other assumptions that they believe are reasonable. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to uncertainties and, as a result, actual results could differ from these estimates. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a significant impact on the Company's consolidated financial statements. The "Summary of Significant Accounting Policies" is included as Note 2 of The Notes To Consolidated Financial Statements.

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

Allowance for Doubtful Accounts Receivable

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is primarily based upon management's evaluation of the financial condition of the customer, the customer's ability to pay and historical write-offs.

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

Pension Plans and Other Postretirement Benefit Plans

The measurements of liabilities related to pension plans and other postretirement benefit plans are based upon management's assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods.

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

Other Matters

The Company does not have off-balance sheet arrangements, sometimes referred to as "special purpose entities," financing or other relations with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain casing manufacturing and finishing equipment, certain real property, consisting of manufacturing and distribution facilities and office facilities. The casing manufacturing and finishing equipment capital lease obligation is described under "Debt Obligations,"
Note 8 of Notes to Consolidated Financial Statements. Operating leases are described under "Operating Leases," Note 9 of Notes to Consolidated Financial Statements.

Transactions with related parties are in the ordinary course of business, are conducted at an arm's length basis, and are not material to the Company's financial position, results of operations or cash flows.

Contingencies

In 1988, Viskase Canada Inc. (Viskase Canada), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation in the Ontario Superior Court of Justice, Court File No.:
292270188 seeking damages resulting from Union Carbide's breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 (Agreement). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business (Business), which purchase included a facility in Lindsay, Ontario, Canada
(Site). Viskase Canada is claiming that Union Carbide breached several representations and warranties and deliberately failed to disclose to Viskase Canada the existence of contamination on the Site.

In October 2001, the Canadian Ministry of the Environment (MOE) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (PCB) contamination. Viskase Canada is working with the MOE in investigating the alleged PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site. Viskase Canada has been advised by the MOE that the MOE expects to issue certain Director's Orders requiring remediation under applicable environmental legislation against Viskase Canada and others in the next few months. Viskase Canada has been granted leave to amend its lawsuit against Union Carbide to allege that any PCB contamination at or around the Site was generated from Union Carbide's plastics extrusion business, which was operated at the Site by Union Carbide prior to the purchase of the Business. Union Carbide's plastics extrusion business was not part of the Business purchased by Viskase Corporation and its affiliates. Viskase Canada expects to amend the lawsuit prior to June 1, 2003. Viskase Canada will be asking the court to require Union Carbide to repurchase the Site from Viskase Canada and award Viskase Canada damages in excess of $2.0 million (Canadian). The Company has reserved $.5 million (U.S.) for the property remediation. The lawsuit is still pending and is expected to proceed to trial sometime during the second half of 2004.

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2,669,501.48 (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada's failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. No decision has been made on the Notice of Objection. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. The Company has, however, provided for a reserve of $.3 million (U.S.) for interest and penalties, if any. Viskase Canada is negotiating with the Quebec Department of Ministry to avoid having to collect the sales tax from customers who will then be entitled to credit for such sales tax collected.

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

In February 2003, the plaintiffs (other than Marathon Enterprises, Inc. which has elected not to pursue its lawsuit against the Company) amended their complaint to eliminate any claim against the Company that arose prior to December 17, 1993. In March 2003, the Company filed a Motion to Dismiss the amended complaint.

The Company and its subsidiaries are involved in these and various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial condition.

Contractual Obligations Related to Debt, Leases and Related Risk Disclosure (in thousands)

2002                                                                        Expected Maturity Date
                                                        ---------------------------------------------------------------
                                        Current
                                      Liabilities
                                       Subject to                                                     There-
                                       Compromise       2003        2004        2005        2006      after      Total
-----------------------------------------------------------------------------------------------------------------------
                 Long-term debt,
      including current portion:

      Fixed interest rate ($000)        $163,060                                                        $85    $163,145
                   Interest rate          10.25%                                                         0%      10.25%

Accrued interest on Senior Notes         $25,098                                                                $25,098

    Capital lease obligations(1)                      $19,483     $21,300     $23,500                           $64,283
                Operating leases                       $1,425      $1,253      $1,097       $997     $3,503      $8,275
        Third party license fees                         $865        $400        $250       $200       $450      $2,165
            Employment agreement                       $2,109                                                    $2,109

(1) Capital lease obligations relate primarily to GECC Capitalized Lease Obligations classified as current in the financial statements. GECC lease payment maturities conform to contractual payments under the lease.

Other

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. The Company is considering the Standard and its effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement is applicable for fiscal years beginning after May 15, 2002 and requires, among other things, that any gain or loss on extinguishment of debt that does not meet criteria in Opinion 30, as amended, no longer be classified as an extraordinary item. The gain of $8.1 million, net of income taxes, relating to the repurchase of Senior Notes in 2001 and the gain of $6.5 million, net of income taxes, relating to the repurchase of Senior Notes in 2000, were reported as extraordinary items in the Company's consolidated statements of operations for the years then ended. In 2003, these prior period extraordinary items will be reclassified in the consolidated statements of operations as a separate caption along with interest expense in accordance with this statement.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by Emerging Issues Task Force (EITF) Issue No. 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The provisions of this Statement will prospectively apply to exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. Management has adopted the footnote disclosure provisions (see Note 2 to the consolidated financial statements) and is considering the recognition provisions of the standard and its effects on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company will apply the provisions of this interpretation to guarantees issued after December 31, 2002. The Company is in compliance with the disclosure requirements of the interpretation.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at December 31, 2002, a 10% devaluation of the U.S. dollar would affect the Company's consolidated financial position by approximately $44 thousand.

The Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the loss on the change in fair value of the futures contracts was recorded in other income and is immaterial.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary financial information meeting the requirements of Regulation S-X are listed in the index to financial statements and schedules, as included under Part IV, Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosure required to be disclosed under this Item.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the name, age and positions, of the Company's officers and directors. Also set forth below is information as to the principal occupation and background for such persons.

Directors

Robert N. Dangremond, 60, has been a principal with Jay Alix & Associates, a consulting and accounting firm specializing in corporate restructurings and turnaround activities, since August 1989. Mr. Dangremond also serves as a Director for the Furr's Restaurant Group. Mr. Dangremond has served as a director of the Company since 1993. Mr. Dangremond will be resigning as a director of the Company as of the Effective Date of the Plan.

F. Edward Gustafson, 61, has been Chairman of the Board, President and Chief Executive Officer of the Company since March 1996 and a director of the Company since December 1993. Mr. Gustafson has been President and Chief Executive Officer of Viskase Corporation since June 1998, and previously from February 1990 to August 1994. From May 1989 to March 1996, Mr. Gustafson served as Executive Vice President and Chief Operating Officer of the Company. Mr. Gustafson has also served as Executive Vice President and Chief Operating Officer of D.P. Kelly and Associates, L.P. (DPK) since November 1988.

Gregory R. Page, 51, has been President and Chief Operating Officer of Cargill, Inc. ("Cargill"), a multinational trader and processor of foodstuffs and other commodities, since June 2000. From May 1998 to June 2000, Mr. Page served as Corporate Vice President and Section President of Cargill. From August 1995 to May 1998, Mr. Page served as President of the Red Meat Group of Cargill. Mr. Page has served as a director of the Company since 1993. Mr. Page will be resigning as a director of the Company as of the Effective Date of the Plan.

Executive Officers

F. Edward Gustafson, 61, has been Chairman of the Board, President and Chief Executive Officer of the Company since March 1996 and a director of the Company since December 1993. Mr. Gustafson has been President and Chief Executive Officer of Viskase Corporation since June 1998, and previously from February 1990 to August 1994. From May 1989 to March 1996, Mr. Gustafson served as Executive Vice President and Chief Operating Officer of the Company. Mr. Gustafson has also served as Executive Vice President and Chief Operating Officer of DPK since November 1988.

Gordon S. Donovan, 49, has been Chief Financial Officer of the Company since January 1997, and Vice President and Chief Financial Officer of Viskase Corporation since June 1998. Mr. Donovan has served as Treasurer and Assistant Secretary of the Company since November 1989, and as Vice President since May 1995.

Kimberly K. Duttlinger, 38, has been Vice President, Secretary and General Counsel of the Company since April 2000. From August 1998 through April 2000, Ms. Duttlinger served as Associate General Counsel of the Company. From May 1997 to August 1998, Ms. Duttlinger served as Corporate Counsel of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that other filings were required for such persons, the Company believes that, during the year ended December 31, 2002, there were no individuals who failed to comply with the applicable Section 16(a) filing requirements, except that Donald P. Kelly, a greater than 10% stockholder inadvertently failed to timely file one Form 4 reporting one transaction.

ITEM 11.     EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation of Executive Officers. The Summary Compensation Table below provides certain summary information concerning the compensation by the Company for fiscal years 2002, 2001 and 2000 for services rendered by the Company's Chief Executive Officer and each of the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 2002.

                                     SUMMARY COMPENSATION TABLE

                                                                               Restricted
                                                                 Other Annua     Stock
       Name and                            Salary      Bonus     Compensation   Award(s)     Options (1)     All Other
  Principal Position             Year       ($)         ($)           ($)          ($)           (#)       Compensation
-----------------------------------------------------------------------------------------------------------------------
F. Edward Gustafson              2002     535,000     267,500     67,004 (2)       -               -         16,050 (3)
Chairman of the Board,           2001     513,000           -          -           -               -         24,745
President and Chief              2000     497,250     273,488     74,423         212 (4)     200,000 (5)     17,239
Executive Officer

Gordon S. Donovan                2002     186,060      74,052     10,989           -               -          6,496 (6)
Vice President, Chief            2001     178,728      14,012     10,663           -               -          7,855
Financial Officer, Treasurer     2000     169,965      66,626      9,835         212 (4)      22,000          5,621
and Assistant Secretary

Kimberly K. Duttlinger           2002     125,340      43,518      4,720           -               -          4,093 (7)
Vice President, Secretary,       2001     133,072       9,121      5,318           -               -          4,325
and General Counsel              2000     143,127      49,093      2,147         212 (4)      15,000          4,294

-------------------------------

(1) Under the terms of the Plan, stock options outstanding as of the Effective Date under the Plan would be canceled upon emergence from bankruptcy.
(2) Includes $30,000 for automobile allowance and $20,084 for reimbursement of legal services.
(3) Includes $660 paid for group life insurance, $8,175 contributed to the Viskase SAVE Plan and $7,215 contributed to the Viskase Companies, Inc. Parallel Non-Qualified Savings Plan (Non-Qualified Plan).
(4) Grant of 75 restricted shares of Common Stock to each of Messrs. Gustafson and Donovan and Ms. Duttlinger under the Company's "Diamond Anniversary Grant." The shares would be converted to Warrants under the Plan, and are subject to forfeiture until October 27, 2003.
(5) In 2000, Mr. Gustafson was granted a stock option to purchase up to 200,000 shares of Common Stock depending on the financial performance of the Company based on earnings before interest, taxes, depreciation, and amortization (EBITDA) for fiscal year 2000. Based on the Company's EBITDA for fiscal year 2000, a portion (i.e., 50,000 shares of Common Stock, which would be canceled under the Plan) of this stock option was earned.
(6) Includes $494 paid for group life insurance, $5,582 contributed to the Viskase SAVE Plan and $420 contributed to the Non-Qualified Plan.
(7) Includes $333 paid for group life insurance and $3,760 contributed to the Viskase SAVE Plan.

Stock Option Exercises and Holdings. The following table provides information concerning the exercise of stock options for Common Stock during the fiscal year ended December 31, 2002 and the fiscal year-end value of stock options for Common Stock with respect to each of the persons named in the Summary Compensation Table. Pursuant to the Plan, all stock options outstanding as of the Effective Date under the Plan would be canceled.

  Aggregated Option/SAR Exercises in 2002 and December 31, 2002 Option Values

                                                               Number of
                                                               Securities       $ Value of
                                                               Underlying       Unexercised
                                                              Unexercised      In-the-Money
                                   Shares                      Options at       Options at
                                  Acquired        Value         12/31/02         12/31/02
                                on Exercise     Realized      Exercisable/      Exercisable/
Name                                (#)            ($)       Unexercisable     Unexercisable
--------------------------------------------------------------------------------------------
F. Edward Gustafson........          --             --         170,000 / 0          0 / 0
Gordon S. Donovan..........          --             --          79,000 / 0          0 / 0
Kimberly K. Duttlinger.....          --             --          40,000 / 0          0 / 0

Restricted Stock Plan. Upon the emergence from bankruptcy under chapter 11 of the Bankruptcy Code, Mr. Donovan and Ms. Duttlinger would be granted 37,500 and 10,000 restricted shares, respectively, of New Common Stock under the Restricted Stock Plan. Based upon the number of shares of Common Stock held in their 401(k) accounts, Mr. Donovan and Ms. Duttlinger would also be granted an additional 8,105 and 153 restricted shares of New Common Stock, respectively, under the Restricted Stock Plan.

Restricted stock grants issued under the Restricted Stock Plan would vest 12-1/2% on the date of the grant, 17-1/2% on the first anniversary of the grant, 20% on the second anniversary of the grant, 20% on the third anniversary of the grant, and 30% on the fourth anniversary of the grant, subject to acceleration under certain defined events.

Equity Compensation Plan Information Table. The following table provides information as of December 31, 2002 regarding the number of shares of the Company's Common Stock that may be issued under the Company's equity compensation plans.

                                                                      (a)                 (b)                  (c)
                                                                                                           Number of
                                                                                                          securities
                                                                                                          remaining
                                                                                                        available for
                                                                                                       future issuance
                                                                   Number of                            under equity
                                                               securities to be        Weighted          compensation
                                                                  issued upon      average exercise     plans excluding
                                                                  exercise of         price of           securities
                                                                  outstanding        outstanding        reflected in
Plan Category                                                       options            options           column (a)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders              835,430             $2.71             449,898
Equity compensation plans not approved by security holders               --                --                  --
                                                                    -------             -----             -------
Total                                                               835,430             $2.71             449,898
                                                                    =======             =====             =======

These options will be canceled under terms of the Plan on the Emergence Date.

Pension Plan Table. The following table sets forth estimated annual benefits payable upon retirement under the Retirement Program for Employees of Viskase Corporation (the "Retirement Program") to employees of the Company and its wholly owned subsidiary, Viskase Corporation, in specified remuneration and years of service classifications.

                              Pension Plan Table

Assumed Final Average             Annual Benefits for Years of Service Indicated (2)
Annual Salary (1)
                          15               20               25               30               35
---------------------  -------         --------          --------        ---------        --------
     $100,000          $18,000          $24,000          $30,000          $36,000          $42,000
      150,000           27,000           36,000           45,000           54,000           63,000
      200,000           36,000           48,000           60,000           72,000           84,000
      250,000           45,000           60,000           75,000           90,000          105,000
      300,000           54,000           72,000           90,000          108,000          126,000
      350,000           63,000           84,000          105,000          126,000          147,000
      400,000           72,000           96,000          120,000          144,000          168,000
      450,000           81,000          108,000          135,000          162,000          189,000
      500,000           90,000          120,000          150,000          180,000          210,000
      550,000           99,000          132,000          165,000          198,000          231,000

(1) Annual benefits payable under the Retirement Program are calculated based on the participant's average base salary for the consecutive thirty-six (36) month period immediately prior to retirement.

(2) The annual benefits payable are based on straight-life annuity basis at normal retirement age. The benefits reported in this table are not subject to any reduction for benefits paid by other sources, including Social Security. As of December 31, 2002, Messrs. Gustafson and Donovan and Ms. Duttlinger are credited with 13, 15 and 6 years of service, respectively.

Compensation of Directors. Each director who is not an officer of the Company received an annual retainer of $20,000 in 2002 and a fee of $4,000 for each attended meeting of the Board of Directors. Chairmen of committees (other than the Interested Person Transaction Committee) of the Board of Directors received an annual retainer of $1,500 in 2002. Directors also received a fee for each attended meeting of a committee of the Board of Directors (other than the Interested Person Transaction Committee) of $1,000 ($500 in the case of committee meetings occurring immediately before or after meetings of the full Board of Directors). Members of the Interested Person Transaction Committee did not receive a fee in 2002. Directors who are officers of the Company do not receive compensation in their capacity as directors. Pursuant to Viskase Companies, Inc. 1993 Stock Option Plan, as amended, on the date of each annual meeting of stockholders, non-employee directors are granted a stock option to purchase 1,000 shares of Common Stock at an option exercise price equal to the fair market value of the Common Stock the date of grant. The Company did not hold an annual meeting of stockholders during 2002. Pursuant to the Non-Employee Directors' Compensation Plan, non-employee directors may elect to receive their director fees in the form of shares of Common Stock. The number of shares received is based on the average of the closing bid and ask price of the Common Stock on the business day preceding the date the Common Stock is issued. None of the directors currently receive their fees in the form of Common Stock.

Compensation Committee Interlocks and Insider Participation. During 2002, the Compensation and Nominating Committee of the Board of Directors consisted of Messrs. Robert N. Dangremond and Gregory R. Page, each of whom is a non-employee director of the Company and will be resigning as a director as of the Effective Date of the Plan. Mr. Page is the President and Chief Operating Officer of Cargill, Inc. During 2002, Viskase Corporation, a wholly owned subsidiary of the Company, had sales of $592,000 made in the ordinary course to Cargill, Inc. and its affiliates.

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

Under the Employment Agreement, Mr. Gustafson receives an annual base salary of $535,000 and $30,000 per year in lieu of a Company-provided automobile. Mr. Gustafson's base salary will be increased by the Board of Directors each year in a manner consistent with increases in base salary for other senior officers of the Company. In addition, the Employment Agreement provides that Mr. Gustafson would be eligible to receive a bonus based on a percentage of his base salary depending on the Company's performance based on EBITDA. Mr. Gustafson will be eligible to receive an annual bonus for future fiscal years of the Company based on such financial performance or other performance-related criteria as established by the Board of Directors after consultation with Mr. Gustafson. For information concerning actual bonuses earned by Mr. Gustafson, see the "Summary Compensation Table." Mr. Gustafson is also entitled to participate in any employee benefit plans in effect for, and to receive other fringe benefits provided to, other executive officers.

Pursuant to and upon execution of the Employment Agreement, Mr. Gustafson was granted two (2) stock options, each to purchase 35,000 shares of Common Stock. One (1) stock option is exercisable in cumulative annual increments of one-third commencing on the first anniversary of the date of grant. The other stock option is exercisable in cumulative annual increments of one-third commencing on the second anniversary of the date of grant. In addition, Mr. Gustafson was granted a third stock option to purchase up to 75,000 shares of Common Stock dependent on the Company's financial performance for fiscal year 1996. The Company did not meet the financial performance targets and, therefore, no portion of this stock option became exercisable or will become exercisable in the future. Lastly, Mr. Gustafson was granted 35,000 restricted shares of Common Stock that could not be transferred, and were subject to forfeiture, until March 27, 1999.

If Mr. Gustafson's employment is terminated by the Company for Cause, as defined in the Employment Agreement, or by Mr. Gustafson other than for Good Reason or Disability, as defined in the Employment Agreement, Mr. Gustafson will be paid all Accrued Compensation, as defined in the Employment Agreement, through the date of termination of employment. If Mr. Gustafson's employment with the Company is terminated by the Company for any reason other than for Cause, death or Disability, or by Mr. Gustafson for Good Reason, (i) Mr. Gustafson will be paid all Accrued Compensation plus 300% of his base salary (or 200% in the event that DPK, or a company in which DPK has a substantial interest, is the beneficial owner of the Company following a Change of Control) and the prorated amount of annual bonus that would have been payable to Mr. Gustafson with respect to the fiscal year in which Mr. Gustafson's employment is terminated, provided that the performance targets have been actually achieved as of the date of termination (unless such termination of employment follows a Change in Control, as defined in the Agreement, in which case Mr. Gustafson will receive a bonus equal to 50% of his base salary regardless of the Company's performance) ("Termination Compensation"), (ii) Mr. Gustafson will continue to receive life insurance, medical, dental and hospitalization benefits for a period of twenty-four (24) months following termination of employment, and (iii) all outstanding stock options and restricted shares of Common Stock will become immediately exercisable, vested and nonforfeitable. Under the Employment Agreement, with respect to any Change in Control that occurred prior to November 1, 2001, Mr. Gustafson has until thirty (30) days following the earlier to occur of (i) the date on which the Company has provided written notice of acceptance to the exchange offer agent with respect to the Exchange Offer (as defined in Amendment Number Three to the Employment Agreement); (ii) the effective date of the Plan (as defined in Amendment Number Three to the Employment Agreement) of the Company and Viskase Corporation under chapter 11 of the United States Bankruptcy Code or the date on which the Company's and Viskase Corporation's bankruptcy is converted from a chapter 11 proceeding to a chapter 7 proceeding; or (iii) the closing date contained in any agreement related to the sale of substantially all of the assets of the Company and/or Viskase Corporation or the sale or other issuance of at least a majority of the stock of the Company or Viskase Corporation, to provide notice that he intends to terminate his employment for Good Reason because of such Change in Control. With respect to any Change in Control occurring after November 1, 2001, Mr. Gustafson has one year after such Change in Control to terminate his Employment Agreement for Good Reason based upon such Change in Control. During 2002, the Company and Viskase Corporation entered into a Letter of Credit Agreement with Mr. Gustafson that requires the Company and Viskase Corporation to secure and maintain a standby letter of credit in amount equal to the Accrued Compensation and Termination Compensation.

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

On August 30, 2001, Viskase Corporation entered into an employment agreement with Mr. Gustafson ("Viskase Employment Agreement"). The Viskase Employment Agreement was amended once during 2001 and once during 2002. The Viskase Employment Agreement is substantially similar to the Employment Agreement. Any benefits received by Mr. Gustafson under either employment agreement would be credited against benefits payable under the other employment agreement.

Employment Agreements with Gordon S. Donovan and Kimberly K. Duttlinger. On November 29, 2001, the Company and Viskase entered into employment agreements with Mr. Donovan and Ms. Duttlinger ("Executive Employment Agreements"). Pursuant to the Executive Employment Agreement, Mr. Donovan has agreed to serve as Vice President, Chief Financial Officer and Treasurer of the Company and Viskase Corporation and Ms. Duttlinger has agreed to serve as Vice President, Secretary and General Counsel of the Company and Viskase Corporation, during the term of the Executive Employment Agreements. The initial term of the Executive Employment Agreements is approximately three
(3) years ending December 31, 2004, provided, however, that on January 1, 2003 and each subsequent anniversary thereof, the term of the Executive Employment Agreements will be automatically extended for a period of one (1) year unless the Company or Mr. Donovan or Ms. Duttlinger gives written notice to the other at least thirty (30) days prior to the anniversary date that the term shall not be so extended.

Under the Executive Employment Agreements, Mr. Donovan and Ms. Duttlinger receive an annual base salary of at least $193,020 and $129,840, respectively. Mr. Donovan's and Ms. Duttlinger's base salary will be increased by the President of the Company each year in a manner consistent with increases in base salary for other senior officers of the Company. In addition, the Executive Employment Agreements provide that Mr. Donovan and Ms. Duttlinger are eligible to participate in the (i) Management Incentive Plan, a bonus program calculated as a percentage of his/her base salary depending on the Company's performance based on EBITDA and his/her personal performance; (ii) Non-Qualified Parallel Plan; (iii) Executive Auto Allowance Program; and (iv) 1993 Stock Option Plan and any replacement thereof. Mr. Donovan and Ms. Duttlinger are also entitled to participate in any employee benefit plans in effect for, and to receive other fringe benefits provided to, other executive officers.

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

Pursuant to the Executive Employment Agreements, Mr. Donovan and Ms. Duttlinger are generally prohibited during the term of their respective Agreements, and for a period of two (2) years thereafter, from competing with the Company, soliciting any customer of the Company or inducing or attempting to persuade any employee of the Company to terminate his or her employment with the Company in order to enter into competitive employment. For purposes of the Executive Employment Agreements, the Company includes Viskase Companies, Inc. and any of its subsidiaries over which Mr. Donovan or Ms. Duttlinger exercised, directly or indirectly, any supervisory, management, fiscal or operating control during the term of the Executive Employment Agreements.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock as of March 28, 2003 of (a) each person or group of persons known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (b) each director and nominee for director of the Company, (c) each executive officer of the Company listed in the Summary Compensation Table above, and
(d) all executive officers and directors of the Company as a group. All information is taken from or based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of                                  Number of Shares                Percent
Beneficial Owner                                  Beneficially Owned (1)           of Class (1)
--------------------                              ----------------------           ------------
Pacificor, Inc.                                         5,000,000                     32.65%
1575 N. Ontare Road
Santa Barbara, CA 93105

Steven L. Gevirtz                                       3,495,652 (2)                 22.83%
Katana Fund LLC
Katana Capital Advisors LLC
1859 San Leandro Lane
Santa Barbara, California 93108

F. Edward Gustafson                                     1,979,610 (3)(4)(5)           12.78%
625 Willowbrook Centre Parkway
Willowbrook, Illinois 60527

Donald P. Kelly                                         1,570,287 (3)                 10.25%
701 Harger Road, Suite 190
Oak Brook, Illinois 60523

Volk Enterprises, Inc.                                  1,300,000                      8.49%
618 S. Kilroy
Turlock, California 95380

Robert N. Dangremond                                       64,340 (6)                      *
Gordon S. Donovan                                         108,208 (5)(7)                   *
Kimberly K. Duttlinger                                     40,306 (8)                      *
Gregory R. Page                                            34,150 (6)                      *

All directors and executive officers of the
Company as a group (5 persons)                          2,226,614 (9)                 14.26%

--------------------------------
*  Less than 1%.

(1) Beneficial ownership is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Accordingly, the "Number of Shares Beneficially Owned" and the "Percent of Class" shown for each person listed in the table are based on the assumption that stock options which are exercisable currently or within 60 days of March 30, 2003, held by such person, have been exercised. Unless otherwise indicated, the persons listed in the table have sole voting and investment power over those securities listed for such person.

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

(9)  See Footnotes (3), (4), (5), (6), (7) and (8).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002, the Company purchased product in the ordinary course of business and on arm's-length terms from affiliates of Mr. Gustafson, Chairman of the Board, President and Chief Executive Officer of the Company, including Volk, in the amount of $321.

During 2002, Viskase had sales of $592 to Cargill, Inc. and its affiliates. Such sales were made in the ordinary course of the business. Gregory R. Page, President and Chief Operating Officer of Cargill, Inc., became a director of the Company in 1993 and is currently serving in that capacity. Mr. Page will be resigning as a director as of the Effective Date.

ITEM 14.     CONTROLS AND PROCEDURES

CEO and CFO Certifications

This annual report contains two separate forms of certifications of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The first form of certification, appearing immediately following the Signatures section of this annual report is required by SEC rules promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (302 Certifications). In the 302 Certifications, there are several certifications made by the CEO and CFO relating to the Company's disclosure controls and procedures and internal controls. This section of this annual report should be read in conjunction with the 302

Certifications relating to the Company's disclosure controls and procedures and the Company's internal controls.

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this annual report (Evaluation Date), the Company's management, under the supervision and with the participation of the CEO and the CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the evaluation by the CEO and CFO, the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

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

                                      PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.   Financial statements:                                           PAGE

        Report of independent accountants                               F-2

        Consolidated balance sheets, December 31, 2002 and 2001         F-3

        Consolidated statements of operations, for the years ended
             December 31, 2002, 2001 and 2000                           F-4

        Consolidated statements of stockholders' deficit, for the years
             ended December 31, 2002, 2001 and 2000                     F-6

        Consolidated statements of cash flows, for the years ended
             December 31, 2002, 2001 and 2000                           F-7

        Notes to consolidated financial statements                      F-8

(a)2.   Financial statement schedules for the years ended
        December 31, 2002, 2001 and 2000:

        II   Valuation and qualifying accounts                          F-38

Schedules other than those listed are omitted because they are not required, are not applicable, or because equivalent information has been included in the financial statements and notes thereto or elsewhere herein.

(b)     Reports on Form 8-K.

        1. On October 17, 2002, the Company announced that the Department of Justice had closed its investigation of the sausage casings and specialty plastic films industries.

        2. On October 21, 2002, the Company announced extension of the expiration date of its exchange offer relating to its 10-1/4% Senior Notes until 5:00 p.m. on November 4, 2002.

        3. On November 13, 2002, the Company announced expiration of exchange offer and filing of voluntary prepackaged bankruptcy petition.

        4. On December 9, 2002, the Company announced breakthrough technology to control listeria in hot dogs and sausages.

        5. On December 20, 2002, the Company announced confirmation of its prepackaged plan of reorganization.

        6. On December 30, 2002, the Company amended its Rights Agreement, dated June 26, 1996, between the Company and Harris Trust and Savings Bank. Under the Rights Agreement, as amended, from the date of the amendment through April 19, 2003, all Rights outstanding (other than those held by a 41%-or-more stockholder and certain other specified persons) will automatically, without any further action of the Board of Directors, be exchanged for shares of Common Stock of the Company at an exchange rate of one share of Common Stock per Right simultaneous with any Person becoming a 41%-or-more stockholder.

(c)     Exhibits:

Exhibit No.  Description of Exhibits                                     Page

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

     2.2     Amendment No. 2 to Purchase Agreement, dated
             May 18, 2001, among the Company and certain of its
             subsidiaries and Bemis Company, Inc.                         **

     2.3     Debtor's Prepackaged Plan of Reorganization as
             Modified, dated March 18, 2003.                              **

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

   10.11     Amendment to Viskase Companies, Inc. 1999
             Parallel Non-Qualified Savings Plan
             (incorporated herein by reference to
             Exhibit 4.5 to the Company's Registration
             Statement on Form S-8, #333-33508, filed
             on March 29, 2000). +                                         *

   10.12     Viskase Corporation Severance Pay
             Policy (incorporated herein by reference
             to Exhibit 10.34 to Form 10-K for the
             year ended December 31, 1999, filed
             September 22, 2000). +                                        *

   10.13     Agreement and Amendment dated as of
             April 13, 2000, between Viskase
             Corporation (the Lessee) and State
             Street Bank and Trust Company (the Lessor)
             as Owner Trustee under the Trust Agreement
             relating to the Lease Agreement dated as
             of December 18, 1990 (as amended and
             supplemented to the date hereof, between
             the Lessee and the Lessor, as successor
             trustee to Fleet National Bank formerly
             known as Shawmut Bank Connecticut,
             National Association, formerly known as
             The Connecticut National Bank (incorporated
             herein by reference to Exhibit 10.39 to
             Form 10Q for the fiscal quarter ended
             June 30, 2000 filed September 25, 2000).                     *

+     Management contract or compensatory plan or arrangement.
*     Previously filed by the Company, incorporated by reference.

Exhibit No.  Description of Exhibits                                     Page

   10.14     Amendment No. 1 dated as of June 30, 2000,
             to the Letter Agreement and Amendment dated
             as of April 13, 2000, between Viskase
             Corporation and State Street Bank and
             Trust Company, as Owner Trustee under
             the Trust Agreement relating to the Lease
             Agreement dated as of December 18, 1990
             as amended and supplemented to the date
             hereof, (incorporated herein by reference
             to Exhibit 10.44 to Form 10Q for the fiscal
             quarter ended June 30, 2000 filed September
             25, 2000).                                                    *

   10.15     Agreement and Waiver dated as of March 22,
             2001 between Viskase Corporation (the Lessee)
             and State Street Bank and Trust Company (the
             Lessor) relating to Participation Agreement
             dated December 18, 1990 among Viskase
             Corporation, as Lessee, Viskase Companies,
             Inc. as Guarantor, General Electric Capital
             Corporation, as Owner Participant, and
             State Street Bank and Trust Company, as
             Owner Trustee, (incorporated herein by r
             eference to Exhibit 10.36 of Form 10-Q for
             the fiscal quarter ended March 31, 2001
             filed May 16, 2001).                                          *

   10.16     Master Letter of Credit Agreement dated
             June 29, 2001 between Viskase Corporation
             and LaSalle Bank National Association
             (incorporated herein by reference to
             Exhibit 10.37 of the Form 10-Q for the
             fiscal quarter ended June 30, 2001 filed
             August 15, 2001).                                             *

   10.17     Amendment No. 1 (the "Amendment") dated
             October 27, 2001 to the Rights Agreement
             dated June 26, 1996 (the "Agreement") between
             Envirodyne Industries, Inc., a Delaware
             corporation (now known as Viskase Companies,
             Inc. and Harris Trust Savings Bank, an
             Illinois banking corporation (the "Rights
             Agent") (incorporated herein by reference
             to Exhibit 4 to Form 8-K filed October 29, 2001).             *

   10.18     Agreement and waiver dated August 2, 2001
             between Viskase Corporation and State Street
             Bank and Trust Company as Owner Trustee,
             relating to Participation Agreement dated
             December 18, 1990 (incorporated herein by
             reference to Exhibit 10.38 to Form 10-Q
             for the fiscal quarter ended September 30,
             2001 filed November 14, 2001).                                *

   10.19     Amendment dated August 30, 2001 to the
             Amended and Restated Employment Agreement,
             effective March 27, 1996, between F. Edward
             Gustafson and Viskase Companies,
             Inc. (incorporated herein by reference
             to Exhibit 10.26 to Form 10-K for the fiscal
             year ended December 31, 2001).+                               *

   10.20     Employment Agreement dated August 30, 2001
             between Viskase Corporation and F. Edward
             Gustafson. (incorporated herein by reference
             to Exhibit 10.27 to Form 10-K for the fiscal
             year ended December 31, 2001).+                               *

   10.21     Amendment Number Two dated November 1, 2001
             to the Amended and Restated Employment Agreement,
             effective March 27, 1996 between F. Edward
             Gustafson and Viskase Companies, Inc.
             (incorporated herein by reference to
             Exhibit 10.28 to Form 10-K for the fiscal
             year ended December 31, 2001).+                               *

   10.22     Amendment Number Three dated April 9, 2002
             to the Amended and Restated Employment
             Agreement, effective March 27, 1996
             between F. Edward Gustafson and
             Viskase Companies, Inc.+                                     **

+     Management contract or compensatory plan or arrangement.
*     Previously filed by the Company, incorporated by reference.
**     Filed herewith

Exhibit No.  Description of Exhibits                                     Page

   10.23     Amendment dated November 1, 2001 to the
             Employment Agreement between F. Edward
             Gustafson and Viskase Corporation dated
             August 30, 2001 (incorporated herein by
             reference to Exhibit 10.29 to Form 10-K
             for the fiscal year ended December 31, 2001).+                *

   10.24     Amendment Number Two dated April 9, 2002
             to the Employment Agreement between F.
             Edward Gustafson and Viskase Corporation
             dated August 30, 2001.+                                      **

   10.25     Employment Agreement dated November 29, 2001
             by and among Viskase Companies, Inc., Viskase
             Corporation and Gordon S. Donovan (incorporated
             herein by reference to Exhibit 10.30 to Form
             10-K for the fiscal year ended December 31, 2001).+           *

   10.26     Employment Agreement dated November 29, 2001
             by and among Viskase Companies, Inc., Viskase
             Corporation and Kimberly K. Duttlinger
             (incorporated herein by reference to Exhibit
             10.31 to Form 10-K for the fiscal year ended
             December 31, 2001).+                                          *

   10.27     Amendment No. 2 (the "Amendment") dated
             December 20, 2001 to the Rights Agreement
             dated June 26, 1996 (the "Agreement")
             between Envirodyne Industries, Inc., a
             Delaware corporation (now known as Viskase
             Companies, Inc. and Harris Trust Savings
             Bank, an Illinois banking corporation (the
             "Rights Agent") (incorporated herein by
             reference to Exhibit 4 to Form 8-K filed
             January 4, 2002).                                             *

   10.28     Waiver, Forbearance and Consent Agreement
             dated as of December 21, 2001 between
             Viskase Corporation and State Street Bank
             and Trust Company, as Owner Trustee, and
             General Electric Capital Corporation, as
             Owner Participant relating to the Lease
             Agreement dated December 18, 1990
             (incorporated herein by reference to
             Exhibit 10.33 to Form 10-K for the fiscal
             year ended December 31, 2001).                                *

   10.29     Amendment No. 1 dated as of January 17,
             2002 to the Waiver, Forbearance and
             Consent Agreement dated as of December
             21, 2001 between Viskase Corporation and
             State Street Bank and Trust Company, as
             Owner Trustee, and General Electric
             Capital Corporation, as Owner Participant
             relating to the Lease Agreement dated
             December 18, 1990 (incorporated herein
             by reference to Exhibit 10.34 to Form
             10-K for the fiscal year ended December 31, 2001).            *

   10.30     Viskase Corporation Management Incentive
             Plan for Fiscal Year 2002.+                                  **

   10.31     Amendment No. 3 to the Rights Agreement dated
             June 26, 1996 between Envirodyne Industries,
             Inc. (now known as Viskase Companies, Inc.)
             and Harris Trust and Savings Bank, an
             Illinois banking corporation (incorporated
             herein by reference to Exhibit 4 to
             Form 8-K filed June 27, 2002).                                *

   10.32     Forbearance and Consent Agreement, dated
             as of June 28, 2002, between Viskase
             Corporation, as Lessee, and State Street
             Bank and Trust Company, as successor Owner
             Trustee, and General Electric Capital
             Corporation, as Owner Participant, relating
             to Lease Agreement dated as of December 19,
             1990 (incorporated herein by reference to
             Exhibit 10 to Form 8-K filed June 28, 2002).                  *

+     Management contract or compensatory plan or arrangement.
*     Previously filed by the Company, incorporated by reference.
**    Filed herewith.

Exhibit No.  Description of Exhibits                                     Page

   10.33     Restructuring Agreement, dated as of July 15,
             2002 by and among High River Limited
             Partnership, Debt Strategies Fund, Inc., and
             Northeast Investors Trust and Viskase Companies,
             Inc. (incorporated herein by reference to
             Exhibit 99.1 to Form 8-K filed August 21, 2002).              *

   10.34     Forbearance Agreement, dated as of November 14,
             2002 between Viskase Corporation, a
             Pennsylvania corporation (the "Lessee"),
             and State Street Bank and Trust Company,
             a Massachusetts trust company.                               **

   10.35     Side Letter Agreement of December 20, 2002
             between Viskase Companies, Inc. and General
             Electric Capital Corporation together with
             the Draft Amendment to the Lease Agreement
             and the Draft Amendment to the Participation
             Agreement.                                                   **

   10.36     Amendment No. 4 to the Rights Agreement
             dated June 26, 1996 between Envirodyne
             Industries, Inc. (now known as Viskase
             Companies, Inc.) and Harris Trust and
             Savings Bank, an Illinois banking
             corporation (incorporated herein by
             reference to Exhibit 1 to Form 8-K filed
             January 2, 2003).                                             *

   21.1      Subsidiaries of the registrant.                              **

   23.1      Consent of independent accountants.                          **

   99-1      Certification of Principal Executive Officer
             Pursuant to 18 U.S.C. Section 1350                           **

   99-2      Certification of Principal Financial Officer
             Pursuant to 18 U.S.C. Section 1350                           **



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

                                           VISKASE COMPANIES, INC.
                                           (Registrant)

                                         By: /s/ F. Edward Gustafson
                                             -------------------------------
                                             F. Edward Gustafson
                                             Chairman, Chief Executive
                                             Officer and President

                                         By: /s/ Gordon S. Donovan
                                             -------------------------------
                                             Gordon S. Donovan
                                             Vice President, Chief Financial
                                             Officer and Treasurer

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March 2003.


/s/ F. Edward Gustafson                    /s/ Gordon S. Donovan
-------------------------------            ---------------------------------
F. Edward Gustafson                        Gordon S. Donovan
Chairman of the Board, Chief               Vice President, Chief Financial
Executive Officer and President            Officer and Treasurer (Principal
(Principal Executive Officer)              Financial and Accounting Officer)


/s/ Robert N. Dangremond                   /s/ Gregory R. Page
-------------------------------            ---------------------------------
Robert N. Dangremond (Director)            Gregory R. Page (Director)

                                    CERTIFICATIONS

I, F. Edward Gustafson, certify that:

1) I have reviewed this annual report on Form 10-K of Viskase Companies, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                        /s/  F. Edward Gustafson
                        ------------------------
                             F. Edward Gustafson
                             Chairman, Chief Executive Officer and President

I, Gordon S. Donovan, certify that:

1) I have reviewed this annual report on Form 10-K of Viskase Companies, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                  /s/  Gordon S. Donovan
                  ----------------------
                       Gordon S. Donovan
                       Vice President, Chief Financial Officer and Treasurer

               VISKASE COMPANIES, INC. AND SUBSIDIARIES

     INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   Report of independent accountants .................................. F-2

   Consolidated balance sheets, December 31, 2002 and 2001 ............ F-3

   Consolidated statements of operations, for the years ended
      December 31, 2002, 2001 and 2000 ................................ F-4

   Consolidated statements of stockholders' deficit,
      for the years ended December 31, 2002, 2001 and 2000 ............ F-6

   Consolidated statements of cash flows, for the years ended
      December 31, 2002, 2001 and 2000 ................................ F-7

   Notes to consolidated financial statements ......................... F-8

FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

   Schedule II - Valuation and qualifying accounts ................... F-38

   Exhibit 21.1 Subsidiaries of the registrant ....................... F-39

   Exhibit 23.1 Consent of independent accountants ................... F-40

                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Viskase Companies, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) on page 35 present fairly, in all material respects, the financial position of Viskase Companies, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 15 (a) (2) on page 35 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that Viskase Companies, Inc. and its subsidiaries will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, on November 13, 2002, Viskase Companies, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. Management's intentions with respect to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.








PricewaterhouseCoopers LLP
Chicago, Illinois
March 14, 2003

               VISKASE COMPANIES, INC. AND SUBSIDIARIES
                         (DEBTOR IN POSSESSION)
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                                                          December 31
                                                                  --------------------------
                                                                    2002             2001
                                                                  --------         ---------
ASSETS
  Current assets:
    Cash and cash equivalents                                     $ 27,700         $ 25,540
    Restricted cash                                                 28,347           26,558
    Receivables, net                                                25,563           25,838
    Inventories                                                     30,587           29,064
    Other current assets                                             7,245            9,691
                                                                  --------         --------
      Total current assets                                         119,442          116,691

  Property, plant and equipment,
    including those under capital leases                           246,434          233,637
    Less accumulated depreciation
      and amortization                                             154,088          127,338
                                                                  --------         --------
    Property, plant and equipment, net                              92,346          106,299

  Deferred financing costs, net                                         39            2,024
  Other assets                                                       6,854            9,014
                                                                  --------         --------
      Total Assets                                                $218,681         $234,028
                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities not subject to compromise:
    Short-term debt including current portion
      of long-term debt and obligations
      under capital leases                                        $ 64,283         $236,059
    Accounts payable                                                11,649            9,784
    Accrued liabilities                                             27,918           48,203
    Current deferred income taxes                                    1,597            1,597
                                                                  --------         --------
      Total current liabilities not subject to compromise          105,447          295,643

Current liabilities subject to compromise                          188,198

  Long-term debt including obligations
    under capital leases not subject to compromise                      85              194

  Accrued employee benefits                                         75,621           51,116
  Noncurrent deferred income taxes                                  24,476           25,128

  Commitments and contingencies

  Stockholders' (deficit):
    Preferred stock, $.01 par value;
      none outstanding
    Common stock, $.01 par value;
      issued and outstanding, 15,314,562 shares
      at December 31, 2002 and
      15,317,112 shares at December 31, 2001                           153              153
    Paid in capital                                                138,007          138,014
    Accumulated (deficit)                                         (291,904)        (272,574)
    Accumulated other comprehensive (loss)                         (21,323)          (3,461)
    Unearned restricted stock issued
      for future service                                               (79)            (185)
                                                                  --------         --------
      Total stockholders' (deficit)                               (175,146)        (138,053)
                                                                  --------         --------
      Total Liabilities and Stockholders' Deficit                 $218,681         $234,028
                                                                  ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                                VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                        (DEBTOR IN POSSESSION)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years Ended December 31
                                                      -----------------------------------------------
                                                        2002               2001               2000
                                                      --------           --------           --------
                                                         (in thousands, except for number of shares
                                                                   and per share amounts)
NET SALES                                             $183,577           $189,315           $200,142

COSTS AND EXPENSES
  Cost of sales                                        146,841            156,258            157,560
  Selling, general and administrative                   38,526             40,027             39,374
  Amortization of intangibles                            2,000              2,000              2,000
  Restructuring (income) expense                        (6,132)             4,766             94,910
                                                      ---------          ---------          ---------

OPERATING INCOME (LOSS)                                  2,342            (13,736)           (93,702)

  Interest income                                        1,161              2,479              2,299
  Interest expense                                      22,222             25,520             45,406
  Other (income) expense, net                           (1,493)             3,445              5,330
  Patent infringement settlement income, net                                                  46,900
                                                      ---------          ---------          ---------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE TAXES AND REORGANIZATION EXPENSE              (17,226)           (40,222)           (95,239)

  Reorganization expense                                 3,401
                                                      ---------          ---------          ---------

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                  (20,627)           (40,222)           (95,239)

  Income tax (benefit) provision                        (1,297)            (3,370)               728
                                                      ---------          ---------          ---------

(LOSS) FROM CONTINUING OPERATIONS                      (19,330)           (36,852)           (95,967)

DISCONTINUED OPERATIONS:

  Income from discontinued operations
    net of income taxes (Note 12)                                                              3,435

  Gain on sale from discontinued operations
    net of income tax provision of $0 in 2001 and
    $6,633 in 2000                                                          3,189             68,185
                                                      ---------          ---------          ---------

(LOSS) BEFORE
  EXTRAORDINARY ITEM                                   (19,330)           (33,663)           (24,347)

  Extraordinary gain on early extinguishment of
    debt net of income tax provision of
    $0 in 2001 and $633 in 2000                                             8,137              6,511
                                                      ---------          ---------          ---------

NET (LOSS)                                             (19,330)           (25,526)           (17,836)

  Other comprehensive (loss) income, net of
    tax (see Note 20)
  Foreign currency translation adjustments               3,711               (129)            (2,730)
  Reclassification of foreign currency translation
    adjustment for discontinued operations                                                     2,532
  Minimum pension liability adjustments                (21,573)            (5,172)
                                                      ---------          ---------          ---------
  Other comprehensive (loss) net of tax                (17,862)            (5,301)              (198)
                                                      ---------          ---------          ---------

COMPREHENSIVE (LOSS)                                  $(37,192)          $(30,827)          $(18,034)
                                                      =========          =========          =========

                                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                             (DEBTOR IN POSSESSION)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)

                                                                Years Ended December 31
                                                    ------------------------------------------------
                                                       2002               2001               2000
                                                    ----------         ----------         ----------
                                                       (in thousands, except for number of shares
                                                                   and per share amounts)
WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                               15,316,183         15,309,616         15,126,670
                                                    ==========         ==========         ==========

PER SHARE AMOUNTS:

(LOSS) EARNINGS PER SHARE
  - basic and diluted

  Continuing operations                                $(1.26)            $(2.41)            $(6.34)

  Discontinued operations:
    Income from discontinued operations                                                         .23

    Gain on sale from discontinued operations                                .21               4.50
                                                       -------            -------            -------

  (Loss) before extraordinary item                     $(1.26)             (2.20)             (1.61)

    Extraordinary gain                                                       .53                .43
                                                       -------            -------            -------

Net (Loss)                                             $(1.26)            $(1.67)            $(1.18)
                                                       =======            =======            =======

The accompanying notes are an integral part of the consolidated financial statements.

                           VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                     (DEBTOR IN POSSESSION)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                              Accumulated Other
                                                         Comprehensive (Loss) Gain
                                                         -------------------------

                                                               Foreign      Minimum     Restricted
                                                    Accumu-    Currency     Pension       Stock
                                  Common Paid In    lated    Translation   Liability    Issued For         Total
                                  Stock  Capital  (Deficit)  Adjustments  Adjustments  Future Service  Equity (Deficit)
                                  ------ -------  ---------  -----------  -----------  --------------  ----------------
                                                                     (in thousands)
Balance December 31, 1999           $151   $137,454    $(229,212)   $2,165                                   $(89,442)
Net (loss)                                               (17,836)                                             (17,836)
Issuance of Common Stock               2        513                                           $(309)              206
Other comprehensive (loss)                                            (325)                                      (325)
                                    ----   ---------   ----------   -------   ---------       ------        ----------
Balance December 31, 2000            153    137,967     (247,048)    1,840                     (309)         (107,397)
Net (loss)                                               (25,526)                                             (25,526)
Issuance of Common Stock                         47                                             124               171
Other comprehensive (loss)                                            (129)    $(5,172)                        (5,301)
                                    ----   ---------   ----------   -------   ---------       ------        ----------
Balance December 31, 2001            153    138,014     (272,574)    1,711      (5,172)        (185)         (138,053)
Net (loss)                                               (19,330)                                             (19,330)
Issuance of Common Stock                         (7)                                            106                99
Other comprehensive income (loss)                                    3,711     (21,573)                       (17,862)
                                    ----   ---------   ----------   -------   ---------       ------        ----------
Balance December 31, 2002           $153   $138,007    $(291,904)   $5,422    $(26,745)        $(79)        $(175,146)
                                    ====   =========   ==========   =======   =========       ======        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                           VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                    (DEBTOR IN POSSESSION)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31
                                                                                ---------------------------------------
                                                                                   2002           2001           2000
                                                                                ----------     ----------     ---------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net (Loss)                                                                    $(19,330)      $(25,526)      $(17,836)

  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization under capital leases                          20,959         21,125         30,427
      Amortization of intangibles                                                  2,000          2,000          4,000
      Amortization of deferred financing fees and discount                            18            185          4,860
      Reorganization expense                                                       3,401
      (Decrease) increase in deferred income taxes                                  (718)          (698)           407
      Foreign currency transaction (gain) loss                                      (920)           533            857
      Gain on disposition of assets                                                  (27)        (2,807)       (74,541)
      Bad debt provision                                                             558            425            433
      Net property, plant and equipment write-off                                  1,029          4,766         55,482
      Extraordinary gain on debt extinguishment                                                  (8,137)        (7,144)

      Changes in operating assets and liabilities
        (net of effects of dispositions):
        Receivables                                                                2,746            803         20,431
        Inventories                                                                  507          9,596          8,617
        Other current assets                                                       2,860          6,361        (12,733)
        Accounts payable and accrued liabilities                                   4,432        (30,111)           (50)
        Other                                                                        749          4,155          3,270
                                                                                ---------      ---------      ---------
      Total adjustments                                                           37,594          8,196         34,316
                                                                                ---------      ---------      ---------

      Net cash provided by (used in) operating activities                         18,264        (17,330)        16,480
        before reorganization expense

Net cash used for reorganization items                                            (1,259)

Cash flows from investing activities:
  Capital expenditures                                                            (3,824)        (5,882)       (13,735)
  Proceeds from disposition of assets                                                575         11,156        235,844
  Restricted cash                                                                 (1,789)        14,480        (41,038)
                                                                                ---------      ---------      ---------
      Net cash (used in) provided by investing activities                         (5,038)        19,754        181,071

Cash flows from financing activities:
  Deferred financing costs                                                                       (2,047)        (2,092)
  Repayment of revolving loan, long-term borrowings and
    capital lease obligations                                                     (8,882)       (29,448)      (146,119)
                                                                                ---------      ---------      ---------
      Net cash (used in) financing activities                                     (8,882)       (31,495)      (148,211)

Effect of currency exchange rate changes on cash                                    (925)          (739)          (233)
                                                                                ---------      ---------      ---------
Net increase (decrease) in cash and equivalents                                    2,160        (29,810)        49,107
Cash and equivalents at beginning of period                                       25,540         55,350          6,243
                                                                                ---------      ---------      ---------
  Cash and equivalents at end of period                                         $ 27,700       $ 25,540       $ 55,350
                                                                                =========      =========      =========


Supplemental cash flow information and noncash investing and financing activities:

   Interest paid less capitalized interest                                      $  3,150       $ 11,716       $ 49,884
   Income taxes (refunded) paid                                                 $ (1,210)      $  4,690       $    750
   Capital lease obligations (machinery and equipment)                          $      0       $      0       $    694

The accompanying notes are an integral part of the consolidated financial statements.

                       VISKASE COMPANIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PROCEEDINGS UNDER CHAPTER 11 AND BASIS OF PRESENTATION (in thousands, except number of shares and per share and per bond amounts)

On November 13, 2002, Viskase Companies, Inc., a stand-alone entity (VCI), filed a prepackaged Chapter 11 bankruptcy in the Bankruptcy Court. The Chapter 11 filing is for VCI only and does not include any domestic or foreign subsidiaries. On December 20, 2002 the Bankruptcy Court confirmed The Plan, as modified. VCI expects to consummate The Plan, as modified, and emerge from Chapter 11 bankruptcy in early April, 2003.

Cash flows from operations for the Company ("Company" means Viskase Companies, Inc. and its subsidiaries) were insufficient to pay the Senior Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163,060 principal and $8,357 interest that became due at that time. In September 2001, certain of the holders of the Senior Notes formed an Ad Hoc Committee to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs. On July 15, 2002, the Company executed a restructuring agreement with the Ad Hoc Committee for the restructuring of the Senior Notes. Under terms of the restructuring agreement, on or about August 21, 2002 the Company initiated an exchange offer to exchange the Senior Notes for New Notes and shares of Preferred Stock. The proposed exchange offer was subject to acceptance by holders of 100% of the outstanding Senior Notes, unless waived by the Company and approved by the Ad Hoc Committee. The exchange offer was conducted simultaneously with a solicitation for the Plan for the Company which required the consent of a majority in number of the holders and at least 66-2/3% in principal amount of Senior Notes actually voting in the solicitation. Under the restructuring agreement, if less than 100% of the outstanding Senior Notes accepted the exchange offer, but a sufficient number of holders and aggregate amount of Senior Notes voted in favor of acceptance of the Plan, the Company agreed to commence a voluntary Chapter 11 petition to seek confirmation of the Plan. The Plan contains substantially the same economic terms as the exchange offer.

Although 100% of the outstanding Senior Notes did not accept the exchange offer, the Company did receive votes to accept the Plan from approximately 91.4% of the holders and 91.4% in the outstanding principal amount that actually voted. Accordingly, on November 13, 2002, VCI filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court to seek confirmation of the Plan. Under Chapter 11, the Company may operate its business in the ordinary course, subject to prior Bankruptcy Court approval of transactions outside the ordinary course and certain other matters.

The Chapter 11 filing was for VCI only. The Chapter 11 filing does not include any of the Company's domestic or foreign operating subsidiaries. Therefore, the Company's operating subsidiaries continued to provide an uninterrupted supply of products and services to customers worldwide. Trade creditors and vendors have been totally unaffected and continue to be paid in the ordinary course of business, and the operating subsidiaries' employees have been paid all wages, salaries and benefits on a timely basis.

Under the terms of the Plan, the Company's wholly owned operating subsidiary, Viskase, will be merged with and into VCI immediately prior to or upon consummation of the Plan with VCI being the surviving corporation. The outstanding Senior Notes will receive New Notes and shares of new common stock (New Common Stock) to be issued by the Company on a basis of $367.96271 principal amount of New Notes (i.e., $60,000) and 63.4122 shares of New Common Stock (i.e., 10,340,000 shares or 94% of the New Common Stock) for each one thousand dollar principal amount of Senior Notes. The existing shares of common stock of the Company will be canceled. Holders of the old common stock (Old Shares) will receive Warrants with a term of seven years to purchase shares of New Common Stock equal to 2.7% of the Company's New Common Stock at an exercise price of $10.00 per share (Warrant). Assuming all Warrants are exercised, holders of the Senior Notes would receive approximately 91.5% of the New Common Stock and approximately 5.8% would be issued or reserved for issuance to the Company's management and employees.

Under the proposed restructuring, 660,000 shares of New Common Stock (or upon the request of Company management, options to purchase 660,000 shares of New Common Stock), initially representing 6% of the New Common Stock, will be reserved for Company management and employees. Such shares or options will be subject to a vesting schedule with acceleration upon the occurrence of certain events.

The New Notes would bear interest at a rate of 8% per year, and will accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of New Notes (pay-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of New Notes (pay-in-kind). Thereafter, interest will be payable in cash. The New Notes would mature on December 1, 2008 with an accreted value of approximately $89,453, assuming interest in the first 5 years is paid in the form of New Notes (paid-in-kind).

The New Notes would be secured by a first lien on the assets of the Company, other than the assets subject to the General Electric Capital Corporation
(GECC) lease and certain real estate, post-merger. The New Notes would be subject to subordination of up to $25,000 principal amount for a secured working capital credit facility for the Company.

Upon completion of the proposed restructuring the Board of Directors of the Company would be reconstituted to consist of five members, including the Company's Chief Executive Officer and four other persons designated by the Ad Hoc Committee.

The Ad Hoc Committee has retained legal counsel. The fees and expenses were paid by the Company until the commencement of the Bankruptcy.

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

Under Chapter 11, certain claims against VCI (the Debtor) in existence prior to the Petition Date (November 13, 2002) were stayed while the Company continued business operations as a debtor-in-possession. These claims are reflected in the December 31, 2002 balance sheet as "Current liabilities subject to compromise." As of the Petition Date, the Company stopped accruing interest on the 10.25% Senior Notes. The interest not accrued from the Petition Date through December 31, 2002 is $2,294.

The principal categories of claims reclassified in the Consolidated Balance Sheets and included in Current liabilities subject to compromise are identified below. These amounts may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, the existence and value of any collateral securing such claims and other events. At the Petition Date the amounts reflected below are for the Senior Notes and accrued interest through the Petition Date.

Current liabilities subject to compromise are as follows (dollars in thousands):

                                          December 31, 2002     Petition Date
                                          -----------------     -------------
   10.25% Senior Notes                          $163,060           $163,060
   Accrued interest                               25,098             25,098
   Other current liabilities                          40                 40
                                                --------           --------
                                                $188,198           $188,198
                                                ========           ========

The accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accounts Statement of Position 90-7: Financial Reporting by Entities in Reorganization under the Bankruptcy Code and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations and assumes the realization of assets and liquidation of liabilities in the ordinary course of business.

Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and have been classified as such at the estimated amount of allowable claims. Liabilities not subject to compromise have been separately classified as current and non-current. Expenses and gains and losses resulting from the reorganization have been separately reported as reorganization items on the consolidated statements of operations. Cash used for reorganization is disclosed separately in the consolidated statements of cash flows.

Following the approval of a plan of reorganization, SOP 90-7 requires that the Company adopt "Fresh Start" accounting resulting in recording all assets and liabilities at fair value. Upon emergence from bankruptcy, the amounts and classifications reported in the consolidated historical financial statements could materially change.

Condensed financial information of the Debtor subsequent to the Petition Date is presented below:

                          VISKASE COMPANIES, INC.
                         CHAPTER 11 FILING ENTITY
                DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
                      (UNAUDITED) DOLLARS IN THOUSANDS

                                                                             November 13, 2002
                                                                                      to
                                                                             December 31, 2002
                                                                             -----------------

  Selling, general and administrative                                                $   49
  Other (income) expense, net                                                            30
  Intercompany interest income, net                                                   5,049
                                                                                     ------
    Income from continuing operations before taxes and reorganization items           4,970

   Reorganization expense                                                               452
   Income tax provision                                                                   0
                                                                                     ------

      NET INCOME                                                                     $4,518
                                                                                     ======

                          VISKASE COMPANIES, INC.
                         CHAPTER 11 FILING ENTITY
                            DEBTOR-IN-POSSESSION
                      CONDENSED STATEMENT OF CASH FLOWS
                       (UNAUDITED) DOLLARS IN THOUSANDS

                                                                             November 13, 2002
                                                                                      to
                                                                             December 31, 2002
                                                                             -----------------

Cash flows from operating activities:
   Net income                                                                       $ 4,518

   Adjustments to reconcile net income to net cash:
      Changes in operating assets and liabilities
         Other current assets                                                          (169)
         Accrued liabilities                                                            461
         (Decrease) in deferred tax                                                     (26)
         Intercompany accounts                                                       (4,855)
         Other                                                                           19
                                                                                    --------
      Net cash (used in) operating activities                                           (52)
      Net decrease in cash and equivalents                                              (52)
Cash and equivalents at Petition Date                                                     0
                                                                                    --------
   Cash and equivalents at end of period                                            $   (52)
                                                                                    ========

                          VISKASE COMPANIES, INC.
                         CHAPTER 11 FILING ENTITY
                    DEBTOR-IN-POSSESSION BALANCE SHEET
                     (UNAUDITED) DOLLARS IN THOUSANDS

                                                                             December 31, 2002
                                                                             -----------------
ASSETS
   Current assets
      Other current assets                                                        $     169
                                                                                  ---------
         Total current assets                                                           169

   Property, plant and equipment, net                                                     0
   Deferred financing                                                                    39
   Intercompany receivables                                                         411,629
   Investment in affiliate entities                                                (348,254)
                                                                                  ----------
         Total assets                                                             $  63,583
                                                                                  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current liabilities not subject to compromise:
      Overdrafts payable                                                          $      52
      Accounts payable                                                                  407
      Accrued liabilities                                                                54
                                                                                  ----------
         Total current liabilities not subject to compromise                            513

Current liabilities subject to compromise                                           188,198

Deferred income taxes                                                                50,018
                                                                                  ----------
         Total liabilities                                                          238,729

      Stockholders' deficit                                                        (175,146)
                                                                                  ----------

         Total Liabilities and Stockholders' Deficit                              $  63,583
                                                                                  ==========

In addition to the Company's financial reporting obligations as prescribed by the U.S. Securities and Exchange Commission (SEC), the Debtor is also required, under the rules and regulations under the Bankruptcy Code, to periodically file certain statements and schedules and a monthly operating report with the Bankruptcy Court. This information is available to the public through the Bankruptcy Court. This information is prepared in a format that may not be comparable to information in the Company's quarterly and annual financial statements as filed with the SEC. The monthly operating reports are not audited, do not purport to represent the financial position or results of operations and cash flows of the Company on a consolidated basis and should not be relied on for such purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

(B)   Reclassification

Reclassifications have been made to the prior years' financial statements to conform to the 2002 presentation.

(C)   Use of estimates in the preparation of financial statements

The preparation of financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company's financial statements, including, among other things, pensions and other postretirement benefits and related disclosures, inventories valued under the last-in-first-out (LIFO) method, reserves for excess and obsolete inventory, restructuring charges and income taxes. Management bases its estimates on historical experience and other assumptions that they believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a significant impact on the Company's consolidated financial statements.

(D)   Cash equivalents (dollars in thousands)

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $52,193 and $44,840 of short-term investments at December 31, 2002 and December 31, 2001, respectively. The 2002 restricted cash is principally cash held as collateral for outstanding letters of credit with a commercial bank. Included within restricted cash is a letter of credit of $2,109 which F. Edward Gustafson, Chairman of the Board, President and Chief Executive Officer, is the beneficiary. The letter of credit supports amounts payable under his Employment Agreements.

(E)   Inventories

Domestic inventories are valued primarily at the lower of last-in, first-out
(LIFO) cost or market. Remaining inventories, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market.

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

(H)   Patents (dollars in thousands)

Patents are amortized on the straight-line method over an estimated average useful life of ten years. Patent defense costs are capitalized. There were no capitalized patent defense costs at December 31, 2002.

Patent defense costs of $7,850 were written off at the time of the settlement of certain patent litigation in 2000 (See Note 15).

(I)   Long-lived assets

The Company continues to evaluate the recoverability of long-lived assets including property, plant and equipment and patents. Impairments are recognized when the expected undiscounted future operating cash flows derived from long-lived assets are less than their carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the asset's fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least once a year or when circumstances warrant.

(J)   Accounts Payable (dollars in thousands)

The Company's cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $420 and $721 at December 31, 2002 and December 31, 2001, respectively, are not deducted from cash but are reflected in accounts payable in the consolidated balance sheets.

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

The North American operations of Viskase have postretirement health care and life insurance benefits. The Company accrues for the accumulated postretirement benefit obligation which represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions.

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

(N)   Other comprehensive income

Comprehensive income includes all other non-shareholder changes in equity. As of December 31, 2002, changes in other comprehensive income primarily resulted from changes in foreign currency translation adjustments and a minimum pension liability adjustment.

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

(P)   Futures contracts

The Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the loss on the change in fair value of the futures contracts was recorded in other expense and was immaterial.

(Q)   Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. Management has adopted the footnote disclosure provisions and is considering the recognition provisions of the standard and its effects on the Company's financial statements.

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting to disclose pro forma net income and earnings per share under the new method. The Company has not adopted fair value accounting, and, accordingly, no compensation cost has been recognized for employee stock-based compensation. The Company has complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148 as follows:

                                                                 2002          2001          2000
                                                              ---------     ---------     ---------
Net (loss) before extraordinary item, as reported             $(19,330)     $(33,663)     $(24,347)
Deduct: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects                (0)         (515)         (160)
                                                              ---------     ---------     ---------
Pro forma net (loss) before extraordinary item                 (19,330)      (34,178)      (24,507)

Net (loss), as reported                                        (19,330)      (25,526)      (17,836)
Deduct: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects                (0)         (515)         (160)
                                                              ---------     ---------     ---------
Pro forma net (loss)                                           (19,330)      (26,041)      (17,996)

PER SHARE AMOUNTS:

Net (loss) before extraordinary item, as reported
  - basic and diluted EPS                                       $(1.26)       $(2.20)       $(1.61)
Pro forma net (loss) before extraordinary item
  - basic and diluted EPS                                        (1.26)        (2.23)        (1.62)

Net (loss) - basic and diluted EPS, as reported                 $(1.26)       $(1.67)       $(1.18)
Pro forma net (loss) - basic and diluted EPS                     (1.26)        (1.70)        (1.19)

(R)   Accounting standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. The Company is considering the Standard and its effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement is applicable for fiscal years beginning after May 15, 2002 and requires, among other things, that any gain or loss on extinguishment of debt that does not meet criteria in Opinion 30, as amended, no longer be classified as an extraordinary item. The gain of $8,137, net of income taxes, relating to the repurchase of Senior Notes in 2001 and the gain of $6,511, net of income taxes, relating to the repurchase of Senior Notes in 2000, were reported as extraordinary items in the Company's consolidated statements of operations for the years then ended. In 2003, these prior period extraordinary items will be reclassified in the consolidated statements of operations as a separate caption along with interest expense in accordance with this statement.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by Emerging Issues Task Force (EITF) Issue No. 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The provisions of this Statement will prospectively apply to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company will apply the provisions of this interpretation to guarantees issued after December 31, 2002. The Company is in compliance with the disclosure requirements of the interpretation.

3.   RECEIVABLES (dollars in thousands)

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $1,334 and $1,470 at December 31, 2002 and December 31, 2001, respectively.

Viskase Companies, Inc. has a broad base of customers, with no single customer accounting for more than 6% of sales or 4% of receivables.

4.   INVENTORIES (dollars in thousands)

Inventories consisted of:

                                                       2002          2001
                                                     -------       -------
Raw materials                                        $ 3,872       $ 3,173
Work in process                                       13,394        13,131
Finished products                                     13,321        12,760
                                                     -------       -------
                                                     $30,587       $29,064
                                                     =======       =======

Approximately 52% and 54% of the Company's inventories at December 31, 2002 and December 31, 2001, respectively, were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market. At December 31, 2002 and December 31, 2001 the LIFO values exceeded current manufacturing cost by approximately $687 and $799, respectively. During 2002 and 2001, the Company wrote down $383 and $3,612 of LIFO inventories, respectively, to its lower of cost or market value. The charge is included in cost of sales. Inventories were net of reserves for obsolete and slow moving inventory of $2,725 and $2,816 at December 31, 2002 and December 31, 2001 respectively.

5.   PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)

                                                          2002         2001
                                                       --------     --------
Property, plant and equipment:
   Land and improvements                               $  4,253     $  4,468
   Buildings and improvements                            28,631       26,242
   Machinery and equipment                              121,185      111,193
   Construction in progress                               3,428        2,797
Capital leases:
   Machinery and equipment                               88,937       88,937
                                                       --------     --------
                                                       $246,434     $233,637
                                                       ========     ========

Capitalized interest in 2002, 2001 and 2000 totaled $81, $290 and $443, respectively. Maintenance and repairs charged to costs and expenses for 2002, 2001 and 2000 aggregated $13,142, $12,789 and $22,836, respectively. The decrease in maintenance and repairs expense in 2002 and 2001 is due to the sale of the Films Business in August 2000. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of land improvements range from 15 to 30 years; building and improvements range from 10 to 32 years; and machinery and equipment, including capital leases, range from 2 to 15 years.

Land and buildings include property held for sale. The properties have a net book value of $4,162 and $4,678 at December 31, 2002 and December 31, 2001, respectively. During 2002, properties held for sale with a net book value of $541 were disposed of.

6.   OTHER ASSETS (dollars in thousands)

                                                          2002          2001
                                                        -------      -------

Patents                                                 $20,000       $20,000
   Less accumulated amortization                         18,000        16,000
                                                        -------       -------
      Patents, net                                        2,000         4,000
Miscellaneous                                             4,854         5,014
                                                        -------       -------
                                                        $ 6,854       $ 9,014
                                                        =======       =======

Patents are amortized on the straight-line method over an estimated average useful life of ten years. Miscellaneous other assets include income tax refund receivables in the amount of $3,870 and $3,949 at December 31, 2002 and December 31, 2001, respectively.

7.   ACCRUED LIABILITIES NOT SUBJECT TO COMPROMISE (dollars in thousands)

Accrued liabilities were comprised of:

                                                          2002          2001
                                                        -------       -------

Compensation and employee benefits                      $13,528       $10,668
Taxes                                                     3,911         3,070
Accrued volume and sales discounts                        2,285         2,124
Restructuring (see Note 11)                               2,773        15,094
Accrued interest (see Note 8)                                 0         9,821
Other                                                     5,421         7,426
                                                        -------       -------
                                                        $27,918       $48,203
                                                        =======       =======

8. DEBT OBLIGATIONS (dollars and shares in thousands, except for number of shares and per share and per bond amounts)

Outstanding short-term and long-term debt consisted of:

                                                                         2002           2001
                                                                       --------       --------
Short-term debt, current maturity of long-term
   debt and capital lease obligations not subject to compromise:

   Viskase Capital Lease Obligation                                    $ 64,106       $ 72,855
   10.25% Senior Notes due 2001                                                        163,060
   Other                                                                    177            144
                                                                       --------       --------

      Total short-term debt not subject to compromise:                 $ 64,283       $236,059
                                                                       ========       ========

Current liabilities subject to compromise:

   10.25% Senior Notes                                                 $163,060
   Accrued interest                                                      25,098
   Other current liabilities                                                 40
                                                                       --------

      Total current liabilities subject to compromise:                 $188,198
                                                                       ========

Long-term debt not subject to compromise:

   Other                                                               $     85       $    194
                                                                       --------       --------

      Total long-term debt not subject to compromise                   $     85       $    194
                                                                       ========       ========

10.25% Notes

On November 13, 2002, VCI filed a prepackaged Chapter 11 bankruptcy in the Bankruptcy Court. The Chapter 11 filing is for VCI only and does not include any of the Company's domestic or foreign subsidiaries. On December 20, 2002 the Bankruptcy Court confirmed The Plan, as modified. VCI expects to consummate The Plan, as modified, and emerge from Chapter 11 bankruptcy in early April, 2003.

Cash flows from operations for the Company were insufficient to pay the Senior Notes when they matured on December 1, 2001, and accordingly the Company did not pay the $163,060 principal and $8,357 interest that became due at that time. In September 2001, certain of the holders of the Senior Notes formed an Ad Hoc Committee to participate in the development of a plan to restructure the Company's capital structure and address its future cash flow needs. On July 15, 2002, the Company executed a restructuring agreement with the Ad Hoc Committee for the restructuring of the Senior Notes. Under terms of the restructuring agreement, on or about August 21, 2002 the Company initiated an exchange offer to exchange the Senior Notes for New Notes and shares of Preferred Stock. The proposed exchange offer was subject to acceptance by holders of 100% of the outstanding Senior Notes, unless waived by the Company and approved by the Ad Hoc Committee. The exchange offer was conducted simultaneously with a solicitation for the Plan for the Company which required the consent of a majority in number of the holders and at least 66-2/3% in principal amount of Senior Notes actually voting in the solicitation. Under the restructuring agreement, if less than 100% of the outstanding Senior Notes accepted the exchange offer, but a sufficient number of holders and aggregate amount of Senior Notes voted in favor of acceptance of the Plan, the Company agreed to commence a voluntary Chapter 11 petition to seek confirmation of the Plan. The Plan contains substantially the same economic terms as the exchange offer.

Although 100% of the outstanding Senior Notes did not accept the exchange offer, the Company did receive votes to accept the Plan from approximately 91.4% of the holders and 91.4% in the outstanding principal amount that actually voted. Accordingly, on November 13, 2002, VCI filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court to seek confirmation of the Plan. Under Chapter 11, the Company may operate its business in the ordinary course, subject to prior Bankruptcy Court approval of transactions outside the ordinary course and certain other matters.

The Chapter 11 filing was for VCI only. The Chapter 11 filing does not include any of the Company's domestic or foreign operating subsidiaries. Therefore, the Company's operating subsidiaries continued to provide an uninterrupted supply of products and services to customers worldwide. Trade creditors and vendors have been totally unaffected and continue to be paid in the ordinary course of business, and the operating subsidiaries' employees have been paid all wages, salaries and benefits on a timely basis.

Under the terms of the Plan, the Company's wholly owned operating subsidiary, Viskase, will be merged with and into VCI immediately prior to or upon consummation of the Plan with VCI being the surviving corporation. The outstanding Senior Notes will receive New Notes and shares of new common stock (New Common Stock) to be issued by the Company on a basis of $367.96271 principal amount of New Notes (i.e., $60,000) and 63.4122 shares of New Common Stock (i.e., 10,340,000 shares or 94% of the New Common Stock) for each one thousand dollar principal amount of Senior Notes. The existing shares of common stock of the Company will be canceled. Holders of the Old Shares will receive Warrants with a term of seven years to purchase shares of New Common Stock equal to 2.7% of the Company's New Common Stock at an exercise price of $10.00 per share. Assuming all Warrants are exercised, holders of the Senior Notes would receive approximately 91.5% of the New Common Stock and approximately 5.8% would be issued or reserved for issuance to the Company's management and employees.

Under the proposed restructuring, 660,000 shares of New Common Stock (or upon the request of Company management, options to purchase 660,000 shares of New Common Stock), initially representing 6% of the New Common Stock, will be reserved for Company management and employees. Such shares or options will be subject to a vesting schedule with acceleration upon the occurrence of certain events.

The New Notes would bear interest at a rate of 8% per year, and will accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of New Notes (pay-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of New Notes (pay-in-kind). Thereafter, interest will be payable in cash. The New Notes would mature on December 1, 2008 with an accreted value of approximately $89,453, assuming interest in the first 5 years is paid in the form of New Notes (paid-in-kind).

The New Notes would be secured by a first lien on the assets of the Company, other than the assets subject to the General Electric Capital Corporation
(GECC) lease and certain real estate, post-merger. The New Notes would be subject to subordination of up to $25,000 principal amount for a secured working capital credit facility for the Company.

Upon completion of the proposed restructuring the Board of Directors of the Company would be reconstituted to consist of five members, including the Company's Chief Executive Officer and four other persons designated by the Ad Hoc Committee.

The Ad Hoc Committee has retained legal counsel. The fees and expenses were paid by the Company until the commencement of the Bankruptcy.

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

Under Chapter 11, certain claims against VCI (the Debtor) in existence prior to the Petition Date (November 13, 2002) were stayed while the Company continued business operations as a debtor-in-possession. These claims are reflected in the December 31, 2002 balance sheet as "Current liabilities subject to compromise." As of the Petition Date, the Company stopped accruing interest on the 10.25% Senior Notes. The interest not accrued from the Petition Date through December 31, 2002 is $2,294.

The principal categories of claims reclassified in the Consolidated Balance Sheets and included in Current liabilities subject to compromise are identified below. These amounts may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, the existence and value of any collateral securing such claims and other events. At the Petition Date the amounts reflected below are for the Senior Notes and accrued interest through the Petition Date.
Current liabilities subject to compromise are as follows:

                                                           (in thousands)
   10.25% Senior Notes                                        $163,060
   Accrued interest                                             25,098
   Other current liabilities                                        40
                                                              --------
                                                              $188,198
                                                              ========

Letter of Credit Facility

Letters of credit in the amount of $27,550 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at December 31, 2002.

The Company finances its working capital needs through a combination of internally generated cash from operations, cash on hand, and a revolving credit facility that the Company anticipates that it will enter into upon emergence from bankruptcy.

GECC

The GECC capital lease obligations were classified as current in the financial statements due to covenant restrictions. The following lease payment maturities conform to contractual payments under the lease:

      February 28, 2003         $18,499
      April 11, 2003            $ 5,000
      February 28, 2004         $11,750
      August 28, 2004           $11,749
      February 28, 2005         $23,500

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) the Company's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002 and (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code until April 21, 2003. There is no agreement with GECC to extend the forbearance beyond April 21, 2003. However, the Company and GECC have agreed to amend certain lease documents upon the emergence from bankruptcy. The amendment will permanently waive prior non-compliance with the Fixed Charge Coverage Ratio and establish a new Fixed Charge

Coverage Ratio for the remainder of the lease term. The amendment also changes the February 28, 2004 lease payment with $11,750 due on February 28, 2004 and $11,749 due on August 28, 2004.

The following is a schedule of minimum future lease payments under the GECC capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2002. The lease payment maturities conform to contractual payments under the lease:

Year ending December
      2003                                              $23,499
      2004                                               23,499
      2005                                               23,500
                                                        -------
      Net minimum lease payments                         70,498
      Less: Amount representing interest                  6,392
                                                        -------
                                                        $64,106
                                                        =======

Other

The fair value of the Company's debt obligation (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same remaining maturities. At December 31, 2002, the carrying amount and estimated fair value of debt obligations (excluding capital lease obligations) were $163,060 and $34,243, respectively.

There were no short-term borrowings in 2002.

Aggregate maturities of debt for each of the next five years are:

                                 GECC (1)           Other           Total
                                 --------           -----          -------
            2003                 $19,306            $177           $19,483
            2004                  21,300                            21,300
            2005                  23,500                            23,500
            2006
            2007
            Thereafter                                85                85
                                 -------            ----           -------
            Total                $64,106            $262           $64,368
                                 =======            ====           =======

(1) The GECC capital lease obligations were classified as current in the financial statements due to covenant restrictions.

The 10.25% Senior Notes due 2001, which are classified as "Current Liabilities Subject to Compromise", are excluded from this schedule.

9.   OPERATING LEASES (dollars in thousands)

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

Future minimum lease payments for operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002, are:

      2003                                 $1,425
      2004                                  1,253
      2005                                  1,097
      2006                                    997
      2007                                    897
      Total thereafter                      2,606
                                           ------
      Total minimum lease payments         $8,275
                                           ======

Total rent expense during 2002, 2001 and 2000 amounted to $1,971, $1,682 and $2,122, respectively.

10.   RETIREMENT PLANS

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 31, 2002, the North American operations of Viskase maintained several non-contributory defined benefit retirement plans. The Viskase plans cover substantially all salaried and full-time hourly employees, and benefits are based on final average compensation and years of credited service. The Company's policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).

The Company recognized a minimum pension liability adjustment which is due to changes in plan return assumptions and asset performance (see Note 20 Comprehensive (Loss)).

PENSIONS AND OTHER POSTRETIREMENT BENEFITS PLANS - NORTH AMERICA (dollars in thousands):

                                                             Pension Benefits               Other Benefits
                                                          ----------------------        -----------------------
                                                            2002           2001           2002           2001
                                                          --------       --------       --------       --------

ACCUMULATED BENEFIT OBLIGATION (ABO)                      $102,190       $ 93,215

CHANGE IN BENEFIT OBLIGATION

Projected benefit obligation at beginning of year         $107,251       $103,641       $44,615        $41,404
Service cost                                                 1,924          1,806           777            762
Interest cost                                                7,521          7,347         3,270          3,021
Actuarial losses                                             5,711          1,946         4,481          1,458
Benefits paid                                               (7,275)        (7,136)       (2,322)        (1,877)
Plan amendment                                                  (4)
Translation                                                     58           (353)           25           (153)
                                                          ---------      ---------      ---------      ---------
Estimated benefit obligation at end of year               $115,186       $107,251       $50,846        $44,615
                                                          =========      =========      ========       ========

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year            $ 89,058       $ 98,687       $              $
Actual return on plan assets                                (7,888)        (6,308)
Employer contribution                                        1,164          4,162         2,322          1,877
Benefits paid                                               (7,275)        (7,136)       (2,322)        (1,877)
Translation                                                    56           (347)
                                                          -------        --------       --------       --------
Estimated fair value of plan assets at end of year        $75,115        $89,058        $      0       $      0
                                                          =======        =======        ========       ========

RECONCILIATION OF ACCRUED BENEFIT
COST, AT YEAR END

Funded status                                             $(40,071)      $(18,193)      $(50,846)      $(44,615)
Unrecognized net loss                                       33,940         13,117          9,236          5,118
Unrecognized prior service cost                                437            499
                                                          ---------      ---------      ---------      ---------
(Accrued) benefit cost                                    $ (5,694)      $ (4,577)      $(41,610)      $(39,497)
                                                          =========      =========      =========      =========

                                                             Pension Benefits               Other Benefits
                                                          ----------------------        -----------------------
                                                            2002           2001           2002           2001
                                                          --------       --------       --------       --------

AMOUNTS RECOGNIZED IN STATEMENT OF
   FINANCIAL POSITION

Prepaid benefit cost                                      $     29
Accrued benefit liability                                  (32,806)      $(10,134)
Intangible asset                                               338            385
Accumulated other comprehensive loss                        26,745          5,172
                                                          --------       ----------
Net amount recognized                                     $ (5,694)      $ (4,577)
                                                          ========       ==========

WEIGHTED AVERAGE ASSUMPTIONS
   AS OF END OF YEAR

Discount rate                                                 6.75%          7.22%          6.73%          7.23%
Expected return on plan assets                                8.89%          8.81%
Rate of compensation increase                                 3.75%          4.25%

For measurement purposes, a 7.5% and 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2002 for the U.S. and Canadian plans, respectively. The rates were assumed to decrease to 6.5% in 2004 for the U.S. plan and gradually decrease to 5% through 2007 for the Canadian plan. The expected return of pension plan assets in 2002 increased over the prior year because the actual return on Canadian pension plan assets, which were annuitized, was higher than the rate in 2001.

                                                         Pension Benefits                   Other Benefits
                                                  ------------------------------         ------------------------------
                                                  2002         2001         2000         2002         2001         2000
                                                  ----         ----         ----         ----         ----         ----
COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                    $1,924       $1,806       $2,888       $  777       $  762       $  971
Interest cost                                    7,522        7,347        7,347        3,270        3,021        3,106
Expected return on plan assets                  (7,686)      (8,627)      (8,541)
Amortization of net pension obligation                                        33
Amortization of prior service cost                  56           67          126                                     53
Amortization of actuarial (gain) loss              463           91         (119)         363          136          443
                                                ------       ------       -------      ------       ------       ------
Net periodic benefit cost                        2,279          684        1,734        4,410        3,919        4,573
FAS No. 88 curtailment (gain) loss                                          (950)                                   597
                                                                          -------                                ------
Total net periodic benefit cost                 $2,279       $  684       $  784       $4,410       $3,919       $5,170
                                                ======       ======       ======       ======       ======       ======

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                                    Other Benefits
                                                                   -----------------
                                                                   2002         2001
                                                                   ----         ----
Effect of 1% change in medical trend cost:

Based on a 1% increase
   Change in accumulated postretirement benefit obligation        $2,272       $2,018
   Change in service cost and interest                               179          162

Based on a 1% decrease
   Change in accumulated postretirement benefit obligation        (2,593)      (2,311)
   Change in service cost and interest                              (207)        (190)

SAVINGS PLANS (dollars in thousands):

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time United States employees not covered by collective bargaining agreements. The defined contribution savings plans allow employees to choose among various investment alternatives. The Company's aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $754, $762 and $1,158 in 2002, 2001 and 2000, respectively.

INTERNATIONAL PLANS (dollars in thousands):

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 2002, 2001 and 2000 was $42, $301 and $202, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans' assets by approximately $2,748.

11.   RESTRUCTURING CHARGES

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

In the fourth quarter of 2002 and the year-to-date period, the Company paid third party license fees of approximately $.6 million and $2.3 million, respectively. The renegotiated Nucel(r) technology third party license fee payments remaining are estimated at $.9 million, $.4 million, $.2 million, $.2 million and $.5 million for the year periods 2003 to 2007 and are included in the 2000 restructuring reserve.

2002 Restructuring

                                                                                     2002
                                                                                 Restructuring
                                                                                    Reserve
                                                                                     as of
                                                 2002                   Write-     December
                                                Charge     Payments     down       31, 2002
                                                ------     --------     -----    -------------
   Employee costs                                $1.4       $(.9)                    $.5
   Nucel(r) equipment                             1.0                  $(1.0)
   Decommissioning                                 .8        (.7)                     .1
                                                 -----     ------     ------         ---
      Total restructuring charge                 $3.2      $(1.6)      $(1.0)         $.6
                                                           ======      ======         ===
   Reversal of 2000 excess reserve               (9.3)
                                                ------
      Restructuring (income)                    $(6.1)
                                                ======

2000 Restructuring

The following table provides details of the 2000 restructuring reserve for the year ended December 31, 2002:

                                             2000                                             2000
                                         Restructuring                                  Restructuring
                                            Reserve                                         Reserve
                                             as of                                           as of
                                           December                      Other              December
                                           31, 2001        Payments     Adjustments        31, 2002
                                         -------------     --------     -----------     --------------
   Employee costs                             $1.0           $(1.0)
   Nucel(r) license fees                      13.8            (2.3)         $(9.3)             $2.2
   Decommissioning                              .3             (.2)                              .1
                                             -----           -----          ------             ----
      Total restructuring reserve            $15.1           $(3.5)         $(9.3)             $2.3
                                             =====           ======         ======             ====

The following table provides details of the 2000 restructuring reserve for the year ended December 31, 2001:

                                            2000                                             2000
                                         Restructuring                                  Restructuring
                                           Reserve                                         Reserve
                                            as of                                           as of
                                          December                          Other          December
                                          31, 2000         Payments      Adjustments       31, 2001
                                         -------------     --------     -------------   --------------
   Employee costs                            $11.2           $(9.8)         $(.4)              $1.0
   Nucel(r) license fees                      15.3            (1.6)           .1               13.8
   Decommissioning                              .6             (.3)           .0                 .3
                                             -----           ------         -----             -----
      Total restructuring reserve            $27.1          $(11.7)         $(.3)             $15.1
                                             =====          =======         =====             =====

The following table provides details of the 2000 restructuring reserve for the year ended December 31, 2000:

                                                                                             Year
                                            2000                   Write-      Other         Ending
                                           Charge     Payments     down     Adjustments      2000
                                           ------     --------     ------   -----------      ------
   Employee costs                          $13.4       $(2.1)                   $(0.1)       $11.2
   Write-down of building and equipment     13.4                   $(13.4)
   Nucel(r) building and equipment          42.4                    (42.4)
   Nucel(r) other                           24.2        (3.0)                    (5.9)        15.3
   Decommissioning                           2.3        (0.1)                    (1.6)         0.6
                                           -----       ------      -------      ------       -----
      Total restructuring charge           $95.7       $(5.2)      $(55.8)      $(7.6)       $27.1
                                                       ======      =======      ======       =====
   Reversal of excess reserve                (.8)
                                           ------
      Restructuring charge                 $94.9
                                           ======

Approximately 15% of the Company's worldwide workforce was laid off due to the 2000 restructuring plan.

During 2001, the Company incurred a restructuring charge of $4.8 million for the write-down of facilities held for sale. These facilities are included in property held for sale (see Note 5).

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

Operating results from discontinued operations for 2000 are:

                                                      Year Ended
                                                  December 31, 2000
                                                  -----------------
Net sales                                             $110,017

Costs and expenses
   Cost of sales                                        83,502
   Selling, general and administrative                  19,096
   Amortization of intangibles                           2,000
                                                      --------

Operating income                                         5,419

   Interest income                                          19
   Interest expense                                         98
   Other expense, net                                    1,608
                                                      --------

Income from discontinued
   operations before taxes                               3,732
   Income tax provision                                    297
                                                      --------

Net income from discontinued
   operations                                         $  3,435
                                                      ========

13.   INCOME TAXES (dollars in thousands)

                                                 2002            2001           2000
                                                 ----            ----           ----
Pre-tax (loss) from continuing operations
   consisted of:
   Domestic                                   $(18,417)       $(28,353)      $(70,065)
   Foreign                                      (2,210)        (11,869)       (25,174)
                                              ---------       ---------      ---------
      Total                                   $(20,627)       $(40,222)      $(95,239)
                                              =========       =========      =========

The provision (benefit) for income taxes from continuing operations consisted of:

                                                 2002            2001          2000
                                                 ----            ----          ----
Current:
   Federal                                     $(2,145)
   Foreign                                       1,530         $(2,810)        $728
   State                                            36             138
                                               --------        --------        ----
      Total current                               (579)         (2,672)         728

Deferred:
   Federal
   Foreign                                        (718)           (698)
   State
                                               --------        --------        ----
      Total deferred                              (718)           (698)
                                               --------        --------        ----
      Total                                    $(1,297)        $(3,370)        $728
                                               ========        ========        ====

The total provision (benefit) for income taxes was allocated to the following categories:

                                                 2002            2001          2000
                                                 ----            ----          ----

Continuing operations                          $(1,297)        $(3,370)      $  728
Income from discontinued operations                                             297
Gain on sale from discontinued operations                                     6,633
Extraordinary gain                                                              633
                                               --------        --------      ------
   Total income tax provision (benefit)        $(1,297)        $(3,370)      $8,291

A reconciliation from the statutory federal tax rate to the effective tax rate for continuing operations follows:

                                                 2002            2001          2000
                                                 ----            ----          ----

Statutory federal tax rate                               35.00%      35.00%      35.00%
Increase (decrease) in tax rate due to:
   State and local taxes net of
      related federal tax benefit                         (.17)       (.34)
   Net effect of taxes relating to
      foreign operations                                 (2.03)      (1.61)     (10.02)
   Reversal of overaccrued taxes                                                (25.74)
   Valuation allowance changes and other                (26.50)     (24.67)
                                                        -------     -------     -------
      Effective tax rate from continuing operations       6.30%       8.38%       (.76)%
                                                        =======     =======     ========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 2002 and 2001 are as follows:

                                                                    Year 2002
                                         ---------------------------------------------------------------
                                              Temporary Difference                  Tax Effected
                                         -----------------------------     -----------------------------
                                         Deferred Tax     Deferred Tax     Deferred Tax     Deferred Tax
                                            Assets         Liabilities        Assets         Liabilities
Depreciation basis differences                              $ 57,415                          $ 22,392
Inventory basis differences                                    4,609                             1,798
Intangible basis differences                                   2,000                               780
Lease transaction                          $ 64,105                          $ 25,001
Pension and healthcare                       47,955                            18,702
Employee benefits accruals                    6,006                             2,342
Loss and other carryforwards                 56,875                            22,181
AMT carryover                                 9,749                             3,412
Restructuring reserve                        20,510                             7,999
Self insurance accruals and reserves          3,354                             1,308
Other accruals and reserves                     551                               216
Foreign exchange and other                                    23,526                             9,175
Valuation allowances                                         187,407                            73,089
                                           --------         --------         --------         --------
                                           $209,105         $274,957         $ 81,161         $107,234
                                           ========         ========         ========         ========

                                                                    Year 2001
                                         ---------------------------------------------------------------
                                              Temporary Difference                  Tax Effected
                                         -----------------------------     -----------------------------
                                         Deferred Tax     Deferred Tax     Deferred Tax     Deferred Tax
                                            Assets         Liabilities        Assets         Liabilities
Depreciation basis differences             $                $ 65,954         $                $ 25,722
Inventory basis differences                                    4,110                             1,603
Intangible basis differences                                   4,000                             1,560
Lease transaction                            72,855                            28,413
Pension and healthcare                       42,262                            16,482
Employee benefits accruals                    5,715                             2,229
Loss and other carryforwards                 26,175                            10,208
AMT carryover                                15,877                             5,557
Restructuring reserve                        42,123                            16,428
Self insurance accruals and reserves          1,434                               559
Other accruals and reserves                      15                                 6
Foreign exchange and other                                    25,088                             9,784
Valuation allowances                                         174,202                            67,939
                                           --------         --------         --------         --------
                                           $206,456         $273,354         $ 79,882         $106,608

At December 31, 2002, the Company had federal income tax net operating loss carryforwards of approximately $56,875 which had been substantially offset by a valuation allowance. In addition, at December 31, 2002 and December 31, 2001, the Company had alternative minimum tax credit carryforwards of $3,412 and $5,557, respectively. The Company received an income tax refund of $2,145 resulting from the Job Creation Act enacted in March 2002. Alternative minimum tax credits have an indefinite carryforward period. Significant limitations on the utilization of the net operating loss carryforwards and the alternative minimum tax credit carryforwards exist under federal income tax rules.

The Company joins in filing a United States consolidated federal income tax return including all of its domestic subsidiaries.

14.   COMMITMENTS (dollars in thousands)

As of December 31, 2002 and 2001, the Company had capital expenditure commitments outstanding of approximately $332 and $642, respectively.

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

On September 29, 2000, the Company and Viskase entered into a Settlement and License Agreement (Agreement) with ANC, Pechiney Plastic Packaging, Inc. and Pechiney Emballage Flexible Europe (collectively, "Pechiney") partially resolving the ANC Litigation. Pursuant to the Agreement, Viskase received a payment of $54,750 on October 2, 2000. In addition, an additional payment of $60,250 would have been made to Viskase if the United States Court of Appeals for the Federal Circuit had affirmed the monetary award in its entirety in the ANC Litigation. The Company recorded $54,750 as patent infringement settlement income during the third quarter 2000 and expensed $7,850 patent defense costs.

On July 31, 2001, the Court of Appeals affirmed the lower court's decision in part, reversed the decision in part and remanded the case back to the District Court for the Northern District of Illinois. Under the Agreement, Viskase Corporation was paid $54,750 in partial settlement and agreed not to pursue the patent litigation further if the monetary damages award was not affirmed in its entirety. Because the monetary damages were not affirmed in its entirety, Viskase Corporation will not receive any additional payments under the agreement and no further legal proceedings will take place. The patents, which were the subject of the ANC Litigation, were part of the Company's Films Business which was sold in August 2000.

16.   CONTINGENCIES

In 1988, Viskase Canada Inc. (Viskase Canada), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation in the Ontario Superior Court of Justice, Court File No.:
292270188 seeking damages resulting from Union Carbide's breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 (Agreement). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business (Business), which purchase included a facility in Lindsay, Ontario, Canada (Site). Viskase Canada is claiming that Union Carbide breached several representations and warranties and deliberately failed to disclose to Viskase Canada the existence of contamination on the Site.

In October 2001, the Canadian Ministry of the Environment (MOE) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (PCB) contamination. Viskase Canada is working with the MOE in investigating the alleged PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site. Viskase Canada has been advised by the MOE that the MOE expects to issue certain Director's Orders requiring remediation under applicable environmental legislation against Viskase Canada and others in the next few months. Viskase Canada has been granted leave to amend its lawsuit against Union Carbide to allege that any PCB contamination at or around the Site was generated from Union Carbide's plastics extrusion business, which was operated at the Site by Union Carbide prior to the purchase of the Business. Union Carbide's plastics extrusion business was not part of the Business purchased by Viskase Corporation and its affiliates. Viskase Canada expects to amend the lawsuit prior to June 1, 2003. Viskase Canada will be asking the court to require Union Carbide to repurchase the Site from Viskase Canada and award Viskase Canada damages in excess of $2.0 million (Canadian). The Company has reserved $.5 million (U.S.) for the property remediation. The lawsuit is still pending and is expected to proceed to trial sometime during the second half of 2004.

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2,669,501.48 (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada's failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. No decision has been made on the Notice of Objection. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. The Company has, however, provided for a reserve of $.3 million (U.S.) for interest and penalties, if any. Viskase Canada is negotiating with the Quebec Department of Ministry to avoid having to collect the sales tax from customers who will then be entitled to credit for such sales tax collected.

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

In February 2003, the plaintiffs (other than Marathon Enterprises, Inc. which has elected not to pursue its lawsuit against the Company) amended their complaint to eliminate any claim against the Company that arose prior to December 17, 1993. In March 2003, the Company filed a Motion to Dismiss the amended complaint.

The Company and its subsidiaries are involved in these and various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial condition.

17.   CAPITAL STOCK AND PAID IN CAPITAL

Authorized shares of preferred stock ($.01 par value per share) and common stock ($.01 par value per share) for the Company are 25,000,000 shares and 50,000,000 shares, respectively. A total of 15,314,562 shares of common stock were issued and outstanding as of December 31, 2002.

The Company issued 116,025 shares of stock to its employees in 2000 to celebrate its 75-year anniversary. The shares issued have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value at the date of grant was approximately $300 thousand. The unearned portion is amortized as compensation expense on a straight line basis over the related vesting period. Compensation expense related to the plan totaled $99 thousand, $105 thousand and $18 thousand in 2002, 2001 and 2000, respectively. The shares issued under this plan are subject to forfeiture until October 27, 2003.

On June 26, 1996, the Board of Directors adopted a Stockholder Rights Plan. Under the Stockholder Rights Plan, the Board declared a dividend of one Common Stock Purchase Right (Right) for each outstanding common share of the Company. Rights were issued to the stockholders of record on June 26, 1996. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock.

Under the Stockholder Rights Plan, through April 19, 2003, if any person acquires 41% or more of the Company's Common Stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 41%-or-more stockholder, after receiving advice from one or more investment banking firms, each Right not owned by a 41%-or-more stockholder would automatically, without any further action of the Board of Directors, be exchanged for shares of Common Stock at an exchange ratio of one share of Common Stock per Right simultaneous with any person becoming a 41% or more stockholder. Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on June 26, 2006. The Rights Plan will terminate on the Effective Date.

18.   EARNINGS PER SHARE (dollars in thousands)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                                 Years Ended December 31
                                                     ----------------------------------------------
                                                          2002             2001             2000
                                                          ----             ----             ----
Numerator:

(Loss) available to common stockholders:

From continuing operations                             $(19,330)        $(36,852)        $(95,967)

Discontinued operations net of income taxes:
      Income from discontinued operations                                                   3,435
      Gain on disposal                                                     3,189           68,185
                                                       ---------        ---------        ---------
(Loss) before extraordinary item                        (19,330)         (33,663)         (24,347)

      Extraordinary gain, net of income taxes:                             8,137            6,511
                                                       ---------        ---------        ---------


Net loss available to common stockholders
   for basic and diluted EPS                           $(19,330)        $(25,526)        $(17,836)
a                                                       =========        =========        =========

Denominator:

Weighted average shares outstanding
   for basic EPS                                     15,316,183       15,309,616       15,126,670

Effect of dilutive securities
                                                     -----------      -----------      -----------

Weighted average shares outstanding
   for diluted EPS                                   15,316,183       15,309,616       15,126,670
                                                     ===========      ===========      ===========

Common stock equivalents are excluded from the loss-per-share calculations, as the result is anti-dilutive.

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

The Company accounts for these plans under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Accordingly, compensation expense is recognized using the intrinsic value-based method for options granted under the plans. Compensation expense associated with these plans has not been recognized to date in accordance with APB 25. The Company has adopted only the disclosure provisions required by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure."

A summary of the Company's stock option activity during the years ended December 31, 2002, 2001 and 2000 is presented below:

                                        2002                          2001                          2000
                              ----------------------       ----------------------        ----------------------
                              Weighted                     Weighted                      Weighted
                               Average      Exercise        Average      Exercise         Average      Exercise
                               Shares        Price          Shares        Price           Shares        Price
                              --------      --------       --------      --------        --------      --------
Outstanding at
   beginning of year           871,930        $2.68         945,710         $2.83         646,760         $4.19
Granted                              0                        7,000          1.78         550,000          1.78
Exercised                            0
Forfeited                      (36,500)        1.95         (80,780)         4.35        (251,050)         4.04
                               --------                     --------                     ----------
Outstanding at
   year end                    835,430         2.71         871,930          2.68         945,710         $2.83
                               ========                     ========                     ==========

Options exercisable
   at year end                 835,430         2.71         871,930         $2.68         344,389         $4.28
                               ========                     ========                     ==========

Future option grants
   available at year end       449,898                      413,398                       339,618
                               ========                     ========                     ==========

As of December 31, 2002, total stock options outstanding have a weighted-average remaining contractual life of 6.41 years. The exercise price of options outstanding as of December 31, 2002 ranged from $1.78 to $7.25. There were no option grants in 2002. The weighted average grant date fair value of options granted during years 2001 and 2000 was $1.68 and $1.45, respectively. These options will be canceled under the Plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 0% in 2002, 181.31% in 2001, and 138.8% in 2000, (2) risk-free interest rate equaling the 5-year treasury yield on the grant date was 0% in 2002, 4.65% in 2001 and 5.69% to 5.97% in 2000, and (3) the expected life of 5 years in 2002, 2001 and 2000. There were no option grants in 2002. The Company has never declared dividends, nor does it currently expect to declare dividends in the foreseeable future.

The Company also has a stock compensation plan for the non-employee directors of the Company that was approved during fiscal 1996. These directors may elect to receive directors fees in the form of common stock of the Company based upon the average market price of the Company's Common Stock on the grant date. Under this plan, 46,723 shares were issued at $1.38 during 2001 and 44,302 shares were issued at $2.29 during 2000, respectively. The shares issued under this plan will be converted into Warrants upon the Effective Date.

The Company issued shares of stock to its employees to celebrate its 75-year anniversary. The shares issued have been recorded at fair market value on the date of grant with a corresponding charge to stockholders' equity for the unearned portion of the award. The fair market value at the date of grant is approximately $300 thousand. The unearned portion is amortized as compensation expense on a straight line basis over the related vesting period. Compensation expense related to the plan totaled $99 thousand, $105 thousand and $18 thousand in 2002, 2001 and 2000, respectively. The shares issued under this plan are subject to forfeiture until October 27, 2003. The Diamond Anniversary Shares will be converted into Warrants upon emergence from bankruptcy.

20.   COMPREHENSIVE (LOSS) (in thousands)

The following sets forth the changes in the components of other comprehensive income (loss) and the related income tax (benefit) provision:

                                                                            Years Ended
                                                           ----------------------------------------------
                                                           December 31,     December 31,     December 31,
                                                               2002             2001             2000
                                                           ------------     ------------     ------------
Other comprehensive income (loss):
   Foreign currency translation
      Adjustment (1)                                       $  3,711         $  (129)          $(2,730)
         Less reclassification of foreign currency
         translation adjustment for
         discontinued operations (2)                                                            2,532
   Minimum pension liability adjustment (3)                 (21,573)         (5,172)
                                                           ---------        --------          --------
Other comprehensive (loss), net of tax                     $(17,862)        $(5,301)          $  (198)
                                                           =========        ========          ========

(1) Foreign currency translation adjustments, net of related tax (benefit) of $0, $0 and $(1,746) for the years ended 2002, 2001 and 2000, respectively.

(2) Reclassification adjustment for losses due to sale of Films Business, included in net (loss) of $4,151, net of related tax provision of $1,619.

(3) Minimum pension liability adjustment, net of a related tax provision of $0 in 2002 and 2001, respectively. The minimum pension liability adjustment is due to changes in plan return assumptions and asset performance.

21.   FAIR VALUE OF FINANCIAL INSTRUMENTS (dollars in thousands)

The following table presents the carrying value and estimated fair value as of December 31, 2002 of the Company's financial instruments. (Refer to Notes 2 and 8.)

                                                  Carrying        Estimated
                                                    Value        Fair Value
                                                  --------       ----------
Assets:
   Cash and cash equivalents                       $27,700         $27,700
   Restricted cash                                  28,347          28,347

Liabilities:
   Current liabilities subject to compromise      $163,060         $34,243

22.   RESEARCH AND DEVELOPMENT COSTS (dollars in thousands)

Research and development costs from continuing operations are expensed as incurred and totaled $4,070, $4,837 and $5,474 for 2002, 2001 and 2000, respectively.

23.   RELATED PARTY TRANSACTIONS (dollars in thousands)

During 2002, 2001 and 2000, the Company purchased product in the ordinary course of business and on arm's-length terms from affiliates of DPK in the amounts of approximately $321, $377 and $444, respectively. Donald P. Kelly, a beneficial owner of greater than 5% of the Common Stock, and Mr. Gustafson, a beneficial owner of greater than 5% of the outstanding Common Stock and the Chairman, Chief Executive Officer and President of the Company, are executive officers and limited partners of DPK.

During years 2002, 2001 and 2000, Viskase had sales of $592, $689 and $23,229, respectively, to Cargill, Inc. and its affiliates. The majority of sales to Cargill, Inc. were related to the Films Business which was sold in August 2000. Such sales were made in the ordinary course of business. Gregory R. Page, President and Chief Operating Officer of Cargill, Inc., will resign as a director of the Company as of the Effective Date.

24. BUSINESS SEGMENT INFORMATION AND GEOGRAPHIC AREA INFORMATION (dollars in thousands)

The Company primarily manufactures and sells cellulosic food casings. The Company's operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company's corporate headquarters and are not allocated to the segments. They include most of the Company's debt and related interest expense and income tax benefits. Other expense for 2002, 2001 and 2000 includes net foreign exchange transaction gains (losses) of approximately $1,659, $(2,309) and $(4,171), respectively.

Business Segment Information

                                                   Years Ended December 31
                                          ----------------------------------------
                                            2002            2001            2000
                                            ----            ----            ----
Net sales:
   Casings - Continuing operations        $183,577        $189,315        $200,142
   Films - Discontinued operations                                         110,017
                                          --------        --------        --------
                                          $183,577        $189,315        $310,159
                                          ========        ========        ========
Operating income (loss):
   Casings - Continuing operations        $  2,342        $(13,736)       $(93,702)
   Films - Discontinued operations                                           5,419
                                          --------        --------        --------
                                          $  2,342        $(13,736)       $(88,283)
                                          ========        ========        ========
Identifiable assets:
   Casings - Continuing operations        $218,681        $234,028        $322,364
   Films - Discontinued operations                                         146,318
                                          --------        --------        --------
                                          $218,681        $234,028        $468,682
                                          ========        ========        ========
Depreciation and amortization:
   Casings - Continuing operations        $ 22,959        $ 23,125        $ 25,012
   Films - Discontinued operations                                           9,415
                                          --------        --------        --------
                                          $ 22,959        $ 23,125        $ 34,427
                                          ========        ========        ========
Capital expenditures:
   Casings - Continuing operations        $  3,824        $  5,882        $ 12,350
   Films - Discontinued operations                                           1,385
                                          --------        --------        --------
                                          $  3,824        $  5,882        $ 13,735
                                          ========        ========        ========

Geographic Area Information

                                                   Years Ended December 31
                                          ----------------------------------------
                                            2002            2001            2000
                                            ----            ----            ----
Net sales:
   North America                          $122,648        $128,488        $202,362
   South America                             7,424           7,861          25,025
   Europe                                   66,458          70,058         100,885
   Other and eliminations                  (12,953)        (17,092)        (18,113)
                                          ---------       ---------       ---------
                                          $183,577        $189,315        $310,159
                                          ========        ========        ========
Operating (loss) income:
   North America                          $  3,431        $(10,757)       $(74,282)
   South America                            (1,275)           (633)          4,146
   Europe                                      186          (2,346)        (18,228)
   Other and eliminations                                                       81
                                          ---------       ---------       ---------
                                          $  2,342        $(13,736)       $(88,283)
                                          ========        ========        ========
Identifiable assets:
   North America                          $132,913        $145,002        $326,876
   South America                             8,849           9,487          27,526
   Europe                                   76,919          79,539         113,651
   Other and eliminations                                                      629
                                          ---------       ---------       ---------
                                          $218,681        $234,028        $468,682
                                          ========        ========        ========

United States export sales:
   (reported in North America net sales above)
   Asia                                    $15,697         $16,651         $15,319
   South and Central America                 4,951           6,593          14,515
   Other International                       5,211           4,296              72
                                          ---------       ---------       ---------
                                           $25,859         $27,540         $29,906
                                          ========        ========        ========

The total assets and net assets of foreign businesses were approximately $87,234 and $26,833, at December 31, 2002.

25.   QUARTERLY DATA (unaudited)

Quarterly financial information for 2002 and 2001 is as follows (in thousands, except for per share amounts):

                                     First        Second         Third         Fourth
2002                                Quarter       Quarter       Quarter        Quarter          Annual
----                                -------       -------       -------        -------          ------

Net sales                           $43,387       $46,291       $48,673        $45,226        $183,577
Gross margin                          8,676        10,003         9,972          8,085          36,736
Operating (loss) income              (2,435)        6,053        (2,920)         1,644           2,342
Net (loss) income                    (7,883)        1,131        (8,683)        (3,895)        (19,330)
Net (loss) income per share
   - basic and diluted                 (.51)          .07          (.57)          (.25)          (1.26)

                                     First        Second         Third         Fourth
2001                                Quarter       Quarter       Quarter        Quarter          Annual
----                                -------       -------       -------        -------          ------

Net sales                           $48,040       $46,503       $48,483        $46,289        $189,315
Gross margin                          8,758         8,538        10,843          4,918          33,057
Operating income (loss)              (2,663)       (2,536)          569         (9,106)        (13,736)
Net (loss)                           (1,040)       (7,821)       (4,696)       (11,969)        (25,526)
Net (loss) per share
   - basic and diluted                 (.07)         (.51)         (.31)          (.78)          (1.67)

During the second quarter of 2002, the Company recognized a net restructuring income of $6,132. The restructuring income is the result of a reversal of $9,289 of excess reserve from the year 2000 for the reduction of the Nucel(r) technology third party license fees, offset by a year 2002 restructuring charge of $3,157 (see Note 11).

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

          VISKASE COMPANIES, INC. AND SUBSIDIARIES            SCHEDULE II
             VALUATION AND QUALIFYING ACCOUNTS

                    (in thousands)

                                      Balance at     Provision                                               Balance
                                       Beginning     Charged to                                               at End
     Description                       of Period       Expense      Write-offs    Recoveries    Other(1)     of Period
     -----------                      ----------     ----------     ----------    ----------    --------    ----------
2002 for the year ended
     December 31
     Allowance for
     doubtful accounts                   $1,470        $  477        $  (711)        $22        $    76         $1,334

2001 for the year ended
     December 31
     Allowance for
     doubtful accounts                   $1,675        $  425        $  (554)        $54        $  (130)        $1,470

2000 for the year ended
     December 31
     Allowance for
     doubtful accounts                   $1,642        $  433        $  (269)        $46        $  (177)        $1,675

2002 for the year ended
     December 31
     Reserve for obsolete and
     slow moving inventories             $2,816        $1,670        $(1,877)                   $   116         $2,725

2001 for the year ended
     December 31
     Reserve for obsolete and
     slow moving inventories             $5,029        $1,150        $(2,029)                   $(1,334)        $2,816

2000 for the year ended
     December 31
     Reserve for obsolete and
     slow moving inventories             $4,110        $4,032        $(5,076)                   $ 1,963         $5,029


(1)   Foreign currency translation and the 2000 disposition of Films
      Business.

                             EXHIBIT 21.1

                     SUBSIDIARIES OF THE REGISTRANT

The Company has the following subsidiaries, each of which is wholly owned by the Company or by a wholly owned subsidiary of the Company. Indented names are subsidiaries of the company under which they are indented.

   Envirodyne Subsidiary, Inc. (Delaware)
   Envirosonics, Inc. (California)
   Viskase Corporation (Pennsylvania)
      Viskase Holding Corporation (Delaware)
         Viskase Australia Limited (Delaware)
         Viskase Brasil Embalagens Ltda. (Brazil)
         Viskase Canada Inc. (Ontario)
         Viskase Europe Limited (United Kingdom)
            Viskase S.A.S. (France)
               Viskase GMBH (Germany)
               Viskase Holdings Limited (United Kingdom)
                  Filmco International Limited (United Kingdom)
                  Viskase Limited (United Kingdom)
                     Viskase (U.K.) Limited (United Kingdom)
               Viskase S.p.A. (Italy)
               Viskase Polska SP.ZO.O (Poland)
      Viskase Sales Corporation (Delaware)
         Viskase Puerto Rico Corporation (Delaware)
   Viskase Films, Inc. (Delaware)
   WSC Corp. (Delaware)

                             EXHIBIT 23.1

                 CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-10689 and 333-12829) of Viskase Companies, Inc. and Subsidiaries of our report dated March 14, 2003, relating to the financial statements and financial statement schedule which appears in this Form 10-K.



Chicago, Illinois
March 31, 2003