Form 10-Q
period 2003-03-31
VISKASE COMPANIES INC
filed 2003-05-15
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  ----------

                                  FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 2003
                                    -----------------------


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                     -------------      -------------

                       Commission file number   0-5485
                                                ------

                               VISKASE COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Delaware                                                95-2677354
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, Illinois                 60527
-----------------------------------------------------              ----------
(Address of principal executive offices)                           (Zip Code)

         Registrant's telephone number, including area code:  (630) 789-4900

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X        No
                                                    -----         -----
   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes          No    X
                                                 -----       -----
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes    X        No
                                -----           -----
   As of May 15, 2003, there were 10,670,197 shares outstanding of the registrant's Common Stock, $.01 par value.

                             INDEX TO FINANCIAL STATEMENTS



                         VISKASE COMPANIES, INC. AND SUBSIDIARIES

                   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Consolidated balance sheets at March 31, 2003 and December 31, 2002        4

Consolidated statements of operations for the three months ended
   March 31, 2003 and March 31, 2002                                       5

Consolidated statements of cash flows for the three months ended
   March 31, 2003 and March 31, 2002                                       6

Notes to consolidated financial statements                                 7

                           PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The financial information included in this quarterly report has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 (2002 Form 10-K). These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2002 Form 10-K. The accompanying financial information, which is unaudited, reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates, which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                         CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
          (in thousands, except for number of shares and per share amounts)

                                                                                March 31,      December 31,
                                                                                  2003             2002
                                                                                ---------      ------------
ASSETS
Current assets:
  Cash and cash equivalents (see note 2)                                         $  9,878         $ 27,700
  Restricted cash                                                                  28,351           28,347
  Receivables, net                                                                 26,715           25,563
  Inventories                                                                      32,235           30,587
  Other current assets                                                              9,376            7,245
                                                                                 --------         --------
      Total current assets                                                       $106,555         $119,442

Property, plant and equipment,
  including those under capital leases                                            246,238          246,434
  Less accumulated depreciation
    and amortization                                                              158,903          154,088
                                                                                 --------         --------
  Property, plant and equipment, net                                               87,335           92,346

Deferred financing costs, net                                                          36               39
Other assets                                                                        6,375            6,854
                                                                                 --------         --------
      Total Assets                                                               $200,301         $218,681
                                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities not subject to compromise:
  Short-term debt including current portion
    of long-term debt and obligations
    under capital leases                                                         $ 14,894         $ 64,283
  Accounts payable                                                                 12,387           11,649
  Accrued liabilities                                                              25,284           27,918
  Current deferred income taxes                                                     1,597            1,597
                                                                                 --------         --------
      Total current liabilities not subject to compromise                          54,162          105,447

Current liabilities subject to compromise                                         188,198          188,198

Long-term debt including obligations
  under capital leases not subject to compromise                                   34,235               85

Accrued employee benefits                                                          77,581           75,621
Noncurrent deferred income taxes                                                   24,166           24,476

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.01 par value;
    none outstanding
  Common stock, $.01 par value;
    issued and outstanding, 15,313,737 shares
    at March 31, 2003 and
    15,314,562 shares at December 31, 2002                                            153              153
  Paid in capital                                                                 138,004          138,007
  Accumulated (deficit)                                                          (293,977)        (291,904)
  Accumulated other comprehensive (loss)                                          (22,168)         (21,323)
  Unearned restricted stock issued
    for future service                                                                (53)             (79)
                                                                                 --------         --------
      Total stockholders' (deficit)                                              (178,041)        (175,146)
                                                                                 --------         --------
      Total Liabilities and Stockholders' Deficit                                $200,301         $218,681
                                                                                 =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                          VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                   (DEBTOR-IN-POSSESSION)
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)

                                                             Three Months Ended          Three Months Ended
                                                             ------------------          ------------------
                                                               March 31, 2003              March 31, 2002
                                                               --------------              --------------
                                          (in thousands, except for number of shares and per share amounts)
NET SALES                                                          $45,402                     $43,387

COSTS AND EXPENSES
  Cost of sales                                                     38,031                      34,711
  Selling, general and administrative                                8,890                      10,611
  Amortization of intangibles                                          500                         500
                                                                   --------                    --------
OPERATING INCOME (LOSS)                                             (2,019)                     (2,435)

  Interest income                                                      323                         314
  Interest expense                                                   1,204                       6,127
  Other (income), net                                               (1,505)                        (94)
                                                                   --------                    --------
(LOSS) BEFORE INCOME TAXES
  AND REORGANIZATION EXPENSES                                       (1,395)                     (8,154)

  Reorganization expense                                               399
                                                                   --------                    --------
(LOSS) BEFORE INCOME TAXES                                          (1,794)                     (8,154)

  Income tax provision (benefit)                                       279                        (271)
                                                                   --------                    --------
NET (LOSS)                                                          (2,073)                     (7,883)

Other comprehensive (loss):
  Foreign currency translation adjustments                            (845)                       (419)
                                                                   --------                    --------
COMPREHENSIVE (LOSS)                                               $(2,918)                    $(8,302)
                                                                   ========                    ========
WEIGHTED AVERAGE COMMON SHARES
  - BASIC AND DILUTED                                           15,314,553                  15,317,104
                                                                ===========                 ===========
PER SHARE AMOUNTS:

(LOSS) PER SHARE
  - basic and diluted

Net (loss)                                                           $(.14)                      $(.51)
                                                                     ======                      ======

The accompanying notes are an integral part of the consolidated financial statements.

                        VISKASE COMPANIES, INC. AND SUBSIDIARIES
                                 (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                                              Three Months Ended
                                                                        ------------------------------
                                                                        March 31,            March 31,
                                                                          2003                 2002
                                                                        ------------------------------
                                                                                  (in thousands)
Cash flows from operating activities:
  Net (loss)                                                             $(2,073)             $(7,883)

  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization under capital lease                    4,838                5,246
      Amortization of intangibles                                            500                  500
      Amortization of deferred financing fees and discount                     3                  105
      Reorganization expense                                                 399
      (Decrease) increase in deferred income taxes                          (339)                 163
      Unrealized foreign currency transaction loss                           311                  138
      Gain on disposition of assets                                         (330)
      Bad debt provision  113  36

      Changes in operating assets and liabilities:
        Receivables                                                       (1,358)              (1,009)
        Inventories                                                       (1,407)              (1,470)
        Other current assets                                              (2,143)              (1,355)
        Accounts payable and accrued liabilities                          (1,429)                (121)
        Other                                                               (404)                 767
                                                                         --------             --------
      Total adjustments                                                   (1,246)               3,000
                                                                         --------             --------
        Net cash (used in) operating activities
          before reorganization expense                                   (3,319)              (4,883)

Net cash used for reorganization items                                      (386)

Cash flows from investing activities:
  Capital expenditures                                                      (527)                (268)
  Proceeds from disposition of assets                                      1,302
  Restricted cash                                                             (4)                (611)
                                                                         --------             --------
        Net cash provided by (used in) investing activities                  771                 (879)

Cash flows from financing activities:
  Repayment of capital lease obligations                                 (15,242)              (8,779)
                                                                         --------             --------
        Net cash (used in) financing activities                          (15,242)              (8,779)

Effect of currency exchange rate changes on cash                             354                  (67)
                                                                         --------             --------
Net (decrease) in cash and equivalents                                   (17,822)             (14,608)
Cash and equivalents at beginning of period                               27,700               25,540
                                                                         --------             --------
  Cash and equivalents at end of period                                  $ 9,878              $10,932
                                                                         ========             ========
Supplemental cash flow information and noncash investing
  and financing activities:
    Interest paid less capitalized interest                              $ 3,311              $ 3,047
    Income taxes paid                                                    $   843              $     2

The accompanying notes are an integral part of the consolidated financial statements.

                        VISKASE COMPANIES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PROCEEDINGS UNDER CHAPTER 11 AND BASIS OF PRESENTATION (in thousands, except number of shares, warrants and per share and per bond amounts)

On November 13, 2002 (Petition Date), the Company filed a prepackaged Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division (Bankruptcy Court). The Chapter 11 filing was for Viskase Companies, Inc. (VCI) only and did not include any of its domestic or foreign subsidiaries. The Bankruptcy Court confirmed the Prepackaged Plan of Reorganization, as modified (Plan) on December 20, 2002.

On April 3, 2003, VCI consummated its Plan, under which the Company's current noteholders received just over 90% of the Company's equity on a fully diluted basis. (See Subsequent Event Note 8.) Suppliers and other trade creditors were not affected by the consummation of the Plan.

The accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: Financial Reporting by Entities in Reorganization under the Bankruptcy Code and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations and assumes the realization of assets and liquidation of liabilities in the ordinary course of business.

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

Following the approval of a plan of reorganization, SOP 90-7 requires that the Company adopt "Fresh Start" accounting resulting in recording all assets and liabilities at fair value. Upon adopting fresh start accounting, the amounts and classifications reported in the consolidated historical financial statements will materially change.

The principal categories of claims reclassified in the Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 and included in current liabilities subject to compromise are identified below:

                                                   (in thousands)

          10.25% Senior Notes                          $163,060
          Accrued interest through Petition Date         25,098
          Other current liabilities                          40
                                                       --------
                                                       $188,198
                                                       ========

Condensed financial information of VCI subsequent to the Petition Date is presented below:

                              VISKASE COMPANIES, INC.
                             CHAPTER 11 FILING ENTITY
                 DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
                          (unaudited) dollars in thousands

                                                         January 1, 2003          November 13, 2002
                                                                to                        to
                                                          March 31, 2003          December 31, 2002
  Selling, general and administrative                        $    76                       $   49
  Other expense, net                                              34                           30
  Intercompany (expense) income, net                          (2,386)                       5,049
                                                             --------                      -------
    Income (loss) before taxes and
      reorganization items                                    (2,496)                       4,970

  Reorganization expense                                         399                          452
  Income tax provision                                             0                            0
                                                             --------                      -------
    NET INCOME (LOSS)                                        $(2,895)                      $4,518
                                                             ========                      =======

                                  VISKASE COMPANIES, INC.
                                 CHAPTER 11 FILING ENTITY
                                    DEBTOR-IN-POSSESSION
                             CONDENSED STATEMENT OF CASH FLOWS
                              (unaudited) dollars in thousands

                                                         January 1, 2003          November 13, 2002
                                                                to                        to
                                                          March 31, 2003          December 31, 2002

Cash flows from operating activities:
  Net income (loss)                                          $(2,895)                      $4,518

  Adjustments to reconcile net income to net cash:
    Changes in operating assets and liabilities
      Other current assets                                        (1)                        (169)
      Accrued liabilities                                          1                          513
      Decrease in deferred tax                                   (12)                         (26)
      Intercompany accounts                                    2,904                       (4,855)
      Other                                                        3                           19
                                                             --------                      -------
    Net cash (used in) operating activities                        0                            0
    Net decrease in cash and equivalents                           0                            0
Cash and equivalents at beginning of period                        0                            0
                                                             --------                      -------
  Cash and equivalents at end of period                      $     0                       $    0
                                                             ========                      =======

                           VISKASE COMPANIES, INC.
                          CHAPTER 11 FILING ENTITY
                     DEBTOR-IN-POSSESSION BALANCE SHEET
                      (unaudited) dollars in thousands

                                                             March 31, 2003          December 31, 2002
ASSETS
  Current assets
    Other current assets                                       $     170                  $     169
                                                               ----------                 ----------
      Total current assets                                           170                        169

  Deferred financing                                                  36                         39
  Intercompany receivables                                       418,647                    411,629
  Investment in affiliate entities                              (358,176)                  (348,254)
                                                               ----------                 ----------
      Total assets                                             $  60,677                  $  63,583
                                                               ==========                 ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities not subject to compromise:
    Overdrafts payable                                         $      52                  $      52
    Accounts payable                                                 364                        407
    Accrued liabilities                                               98                         54
                                                               ----------                 ----------
      Total current liabilities not subject to compromise            514                        513

Current liabilities subject to compromise                        188,198                    188,198

  Deferred income taxes                                           50,006                     50,018
                                                               ----------                 ----------
      Total liabilities                                          238,718                    238,729

    Stockholders' deficit                                       (178,041)                  (175,146)
                                                               ----------                 ----------
      Total Liabilities and Stockholders' Deficit              $  60,677                  $  63,583
                                                               ==========                 ==========

2.  CASH AND CASH EQUIVALENTS (dollars in thousands)

                                                             March 31, 2003          December 31, 2002

Cash and cash equivalents                                      $ 9,878                      $27,700
Restricted cash                                                 28,351                       28,347
                                                               -------                      -------
                                                               $38,229                      $56,047
                                                               =======                      =======

As of March 31, 2003, cash equivalents and restricted cash of $33,156 are invested in short term investments.

The 2002 restricted cash is principally cash held as collateral for outstanding letters of credit with commercial banks. Included within restricted cash is a letter of credit of $2,109 which F. Edward Gustafson, Chairman of the Board, President and Chief Executive Officer, is the beneficiary. The letter of credit supports amounts payable under his Employment Agreements.

3.  INVENTORIES (dollars in thousands)

Inventories consisted of:

                                  March 31, 2003            December 31, 2002
                                  --------------            -----------------
Raw materials                       $ 3,662                       $ 3,872
Work in process                      14,067                        13,394
Finished products                    14,506                        13,321
                                    -------                       -------
                                    $32,235                       $30,587

Approximately 51% of the Company's inventories at March 31, 2003 were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of first-in, first-out (FIFO) cost or market. At March 31, 2003, the LIFO values exceeded current manufacturing cost by approximately $607.

4. DEBT OBLIGATIONS (in thousands, except for number of shares, warrants and per share and per bond amounts)

Outstanding short-term and long-term debt consisted of:

                                                                          March            December
                                                                         31, 2003          31, 2002
                                                                         --------          --------
Short-term debt, current maturity of long-term
  debt, and capital lease obligation not subject to compromise:

  Viskase Capital Lease Obligation                                       $ 14,751          $ 64,106
  Other                                                                       143               177
                                                                         --------          --------
    Total short-term debt not subject to compromise                      $ 14,894          $ 64,283
                                                                         ========          ========
Current liabilities subject to compromise:

  10.25% Senior Notes                                                    $163,060          $163,060
  Accrued interest                                                         25,098            25,098
  Other current liabilities                                                    40                40
                                                                         --------          --------
    Total current liabilities subject to compromise:                     $188,198          $188,198
                                                                         ========          ========
Long-term debt not subject to compromise:

  Viskase Capital Lease Obligation                                        $34,149
  Other                                                                        86          $     85
                                                                          -------          --------
    Total long-term debt not subject to compromise                        $34,235          $     85
                                                                          =======          ========

10.25% Senior Notes
-------------------
On the Petition Date, the Company filed a prepackaged Chapter 11 bankruptcy in the Bankruptcy Court. The Chapter 11 filing was for VCI only and did not include any of its domestic or foreign subsidiaries. The Bankruptcy Court confirmed the Plan on December 20, 2002. The interest expense for the first quarter of 2003 relating to the 10.25% Senior Notes (Old Senior Notes) would have been approximately $4.4 million.

On April 3, 2003, VCI consummated its Plan, under which the Company's current noteholders received just over 90% of the Company's equity on a fully diluted basis. (See Subsequent Event Note 8.) Suppliers and other trade creditors were not affected by the consummation of the Plan.

The principal categories of claims reclassified in the Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 and included in current liabilities subject to compromise are identified below:

                                              (in thousands)
  10.25% Senior Notes                             $163,060
  Accrued interest through Petition Date            25,098
  Other current liabilities                             40
                                                  --------
                                                  $188,198
                                                  ========

GECC
----
The following lease payment maturities, which include principal and interest, conform to contractual payments under the lease:

    April 11, 2003         $ 5,000
    February 28, 2004      $11,750
    August 28, 2004        $11,749
    February 28, 2005      $23,500

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) the Company's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 and (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code until April 21, 2003. On April 3, 2003, the Company and GECC amended certain lease documents upon the emergence from bankruptcy. The amendment permanently waived prior non-compliance with the Fixed Charge Coverage Ratio and established a new Fixed Charge Coverage Ratio for the remainder of the lease term. The amendment also changed the payment terms for the February 28, 2004 lease payment; with $11,750 due on February 28, 2004 and $11,749 due on August 28, 2004. On April 11, 2003 the Company paid GECC the contractual payment under the lease of $5,000.

The Company has the option to purchase the equipment at the end of the basic lease period in February 2006 for the lesser of (i) fair market value as agreed to between the parties or by the established appraisal procedures or
(ii) $85,730. The Company also has the option to renew the lease for three years, plus the option for subsequent renewals at a basic rental price equal to the lesser of (i) $11,750 or (ii) fair rental value as agreed to between the parties or by the established appraisal procedures. Notice under the purchase option or renewal option must be given by August 2004.

Letter of Credit Facility

Letters of credit in the amount of $27.6 million were outstanding under a letter of credit facility with commercial banks, and were cash collateralized at March 31, 2003.

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

In October 2001, the Canadian Ministry of the Environment (MOE) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (PCB) contamination. Viskase Canada is working with the MOE in investigating the alleged PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site. Viskase Canada has been advised by the MOE that the MOE expects to issue certain Director's Orders requiring remediation under applicable environmental legislation against Viskase Canada and others in the next few months. Viskase Canada has been granted leave to amend its lawsuit against Union Carbide to allege that any PCB contamination at or around the Site was generated from Union Carbide's plastics extrusion business, which was operated at the Site by Union Carbide prior to the purchase of the Business. Union Carbide's plastics extrusion business was not part of the Business purchased by Viskase Corporation and its affiliates. Viskase Canada expects to amend the lawsuit prior to June 1, 2003. Viskase Canada will be asking the court to require Union Carbide to repurchase the Site from Viskase Canada and award Viskase Canada damages in excess of $2.0 million (Canadian). The Company has reserved $.5 million (U.S.) for the property remediation. The lawsuit is still pending. A trial date has been set for March 29, 2004.

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

In February 2003, the plaintiffs (other than Marathon Enterprises, Inc. which has elected not to pursue its lawsuit against the Company) amended their complaint to eliminate any claim against the Company that arose prior to December 17, 1993. In March 2003, the Company filed a Motion to Dismiss the amended complaint. The Court is expected to rule on the Company's Motion to Dismiss in late May 2003.

The Company and its subsidiaries are involved in these and various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial position.

6.  RESTRUCTURING CHARGE (dollars in millions)

During 2002, the Company committed to a restructuring plan to address the industry's competitive environment. The plan resulted in a before tax charge of $3.2 million. Approximately 2% of the Company's worldwide workforce was laid off due to the 2002 restructuring plan. In connection with the restructuring, the Company wrote off the remaining net book value of the Nucel(r) equipment and the costs associated with the decommissioning of this equipment.

The Company also reversed an excess reserve of $9.3 million resulting in income for Nucel(r) technology third party license fees that had been renegotiated during the second quarter of 2002. The Nucel(r) technology license fees were originally reflected in the 2000 Restructuring Reserve.

2002 Restructuring
------------------

                                           2002                                        2002
                                       Restructuring                               Restructuring
                                       Reserve as of                               Reserve as of
                                     December 31, 2002          Payments          March 31, 2003
                                     -----------------          --------          --------------
  Employee costs                            $.5                   $(.1)                 $.4
  Decommissioning                            .1                                          .1
                                            ---                   -----                 ---
  Total restructuring reserve               $.6                   $(.1)                 $.5
                                            ===                   =====                 ===

2000 Restructuring
------------------

                                           2000                                        2000
                                       Restructuring                               Restructuring
                                       Reserve as of                               Reserve as of
                                     December 31, 2002          Payments          March 31, 2003
                                     -----------------          --------          --------------
  Nucel(r) and other                        $2.2                  $(.6)                 $1.6
  Decommissioning                             .1                                          .1
                                            ----                  -----                 ----
  Total restructuring reserve               $2.3                  $(.6)                 $1.7
                                            ----                  -----                 ----

In the first quarter of 2003 the Company paid third party license fees of approximately $.6 million. The renegotiated Nucel(r) technology third party license fee payments remaining are estimated at $.3 million, $.4 million, $.2 million, $.2 million and $.5 million for the year periods 2003 through 2007, respectively, and are included in the 2000 restructuring reserve.

7.  EARNINGS PER SHARE (EPS)

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                                       Three Months       Three Months
                                                                      Ended March 31,    Ended March 31,
                                                                           2003                2002
                                                                      ---------------    ---------------
                                                                     (in thousands, except for weighted
                                                                         average shares outstanding)
NUMERATOR:

(Loss) available to common stockholders:

Net (Loss)                                                               $(2,073)           $(7,883)
                                                                         --------           --------
Net loss available to common stockholders
  for basic and diluted EPS                                              $(2,073)           $(7,883)
                                                                         ========           ========
DENOMINATOR:

Weighted average shares outstanding
  for basic EPS                                                       15,314,553         15,317,104

Effect of dilutive securities                                                 --                 --
                                                                      ----------         ----------
Weighted average shares outstanding
  for diluted EPS                                                     15,314,553         15,317,104
                                                                      ==========         ==========

Common stock equivalents are excluded from the loss per share calculations as the result is antidilutive.

8. SUBSEQUENT EVENT (in thousands, except number of shares, warrants and per share and per bond amounts)

On April 3, 2003, VCI consummated its Plan, which had previously been confirmed by order of the Bankruptcy Court. Under the Plan, the Company's current noteholders received just over 90% of the Company's equity on a fully diluted basis. Suppliers and other trade creditors were not affected by the consummation of the Plan.

SUMMARY OF THE PLAN

Under the terms of the Plan, the Company's wholly owned operating subsidiary, Viskase Corporation, was merged into VCI with VCI being the surviving corporation.

The holders of the Company's outstanding $163,060 of Old Senior Notes received a pro rata share of $60,000 face value of new 8% Senior Subordinated Notes due December 1, 2008 (New Notes) and 10,340,000 shares of new common stock (New Common Stock) issued by the Company on a basis of $367.96271 principal amount of New Notes and 63.4122 shares of New Common Stock for each one thousand dollar ($1,000) principal amount of Old Senior Notes.

The New Notes bear interest at a stated rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of New Notes (paid-in-kind) for the first three years. The first interest payment date on the New Notes is June 30, 2003 (paid-in-kind). Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of New Notes (paid-in-kind). Thereafter, interest will be payable in cash. The New Notes mature on December 1, 2008 with an accreted value of approximately $88,883, assuming interest in the first five years is paid in the form of New Notes (paid-in-kind). The New Notes are secured by substantially all of the Company's personal property other than assets subject to the Company's capital lease obligations.

Shares of common stock (Old Common Stock) and options of the Company outstanding prior to the Company's emergence from bankruptcy were canceled pursuant to the Plan. Holders of the Old Common Stock received a pro rata share of 306,291 warrants (Warrants) to purchase shares of New Common Stock. The Warrants have a seven year term and an exercise price of $10.00 per share.

Under the restructuring, 660,000 shares of Restricted Stock were issued to Company management and employees under a new Restricted Stock Plan. Any such shares that are issued are subject to a vesting schedule with acceleration upon the occurrence of certain events.

The Company has also entered into a three year $20,000 working capital facility to provide the Company with additional financial flexibility. The working capital facility is senior to the New Notes. The credit facility is a three-year facility. Interest under the credit facility is prime plus 200 basis points. The credit facility contains one financial covenant that requires a minimum level of earnings before depreciation, interest, amortization and taxes (EBDIAT) calculated on a rolling four quarter basis.

Following the approval of a plan of reorganization, SOP 90-7 requires that the Company adopt "Fresh Start" accounting resulting in recording all assets and liabilities at fair value. As a result, the effects of the adjustments on reported amounts of individual assets and liabilities resulting from the adoption of fresh start accounting and the effects of the forgiveness of debt will be reflected in the Company's historical statement of operations. Upon emergence from bankruptcy, the amounts and classifications reported in the consolidated historical financial statements will materially change.

The Company believes the Reorganization qualifies as a nontaxable transaction. The Company will realize cancellation of debt income for federal income tax purposes as a result of the Reorganization. The Company anticipates that the amount of such income will not exceed the amount by which the Company was insolvent immediately prior to the implementation of the Reorganization plus the amount of its available net operating loss carryforwards that exist prior to the Reorganization. Accordingly, the Company does not anticipate that it will have taxable cancellation of debt income as a result of the Reorganization. If, however, the Internal Revenue Service were to successfully challenge the Company's qualification of insolvency, the Company could be required to recognize taxable cancellation of debt income as a result of the Reorganization.

Since the Plan results in (i) a change in ownership as defined by SOP 90-7 and (ii) a reorganization value of the emerging entity immediately before the date of confirmation that is less than the total of all allowed claims and post-petition liabilities, the Company will adopt fresh start accounting which results in a new reporting entity with no beginning retained deficit. Under fresh start accounting, the assets and liabilities of the Company are to be valued at fair value at the date of reorganization. The Company is in the process of determining what fair value adjustments will be necessary in connection with the reorganization based on valuations and other studies that are not all available. Certain fair value adjustments have been reflected in the pro forma condensed balance sheet based on management's best estimates at this point in time. The actual adjustments may differ significantly from the pro forma amounts included herein. The following table illustrates the estimated effects of the reorganization and fresh start adjustments, on a pro forma basis, as if the Company had recorded the aforementioned adjustments as of March 31, 2003:

                                                        March 31, 2003                                               March 31, 2003
                                                           Before                                                          After
                                                          Reorgani-          Pro-Forma                                   Reorgani-
                                                           zation             Reorgani-           Pro-Forma               zation
                                                            and                zation            Fresh Start                 and
                                                       Fresh Start           Adjustments         Adjustments            Fresh Start
                                                       ------------          -----------         -----------          -------------
                                                                                   (in thousands)
ASSETS
Current assets:
  Cash and equivalents                                  $  9,878                                                     $  9,878
  Restricted cash                                         28,351                                                       28,351
  Receivables, net                                        26,715                                                       26,715
  Inventories                                             32,235                                  $(211) (10)          32,024
  Other current assets                                     9,376                                                        9,376
                                                        --------          -------              ---------             --------
      Total current assets                              $106,555                                  $(211)             $106,344

Property, plant and equipment,
  including those under capital leases                   246,238                               (153,428) (11)          92,810
  Less accumulated depreciation
    and amortization                                     158,903                               (158,903) (11)
                                                        --------          -------              ---------             --------
  Property, plant and equipment, net                      87,335                                  5,475                92,810

Deferred financing costs                                      36                                                           36
Other assets                                               6,375                                 25,877 (12)           32,252
Excess reorganization value                                                30,717 (1)           (30,717)                    0
                                                        --------          -------              ---------             --------
      Total Assets                                      $200,301          $30,717              $    424              $231,442
                                                        ========          =======              =========             ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities not subject to compromise:
  Short-term debt including current portion
    of long-term debt and obligations
    under capital leases                                $ 14,894                                                     $ 14,894
  Accounts payable                                        12,387                                                       12,387
  Accrued liabilities                                     25,284              $40 (2)                                  25,324
  Current deferred income taxes                            1,597                                                        1,597
                                                        --------          -------              ---------             --------
      Total current liabilities not subject
        to compromise                                     54,162               40                                      54,202

Current liabilities subject to compromise                188,198         (188,198) (3)

Long-term debt including obligations
  under capital leases not subject to compromise          34,235           39,870 (4)                                  74,105

Accrued employee benefits                                 77,581                                    424 (14)           78,005
Noncurrent deferred income taxes                          24,166                                                       24,166

Commitments and contingencies

Stockholders' (deficit) equity:
  Old common stock, $.01 par value;
    15,314,562 shares issued and outstanding                 153             (53) (5)
  New common stock, $.01 par value;
    10,670,197 shares issued and outstanding                                 107 (6)                                      107
  Paid in capital                                        138,004        (137,111) (7)                                     893
  Accumulated (deficit)                                 (293,977)        293,977  (8)
  Accumulated other comprehensive (loss)                 (22,168)         22,168  (5)
  Unearned restricted stock issued
    for future service                                       (53)             17  (9)                                     (36)
                                                        --------          -------              ---------             --------
      Total stockholders' (deficit) equity              (178,041)        179,005                                          964
                                                        --------          -------              ---------             --------
      Total Liabilities and Stockholders'
        (Deficit) Equity                                $200,301         $30,717               $    424              $231,442
                                                        ========         ========              =========             ========

Pro Forma Reorganization Adjustments:
(1)  Excess reorganization value consisted of the following:

  A.  Eliminate the accumulated other comprehensive loss                                           $22,168
  B.  Eliminate the unearned restricted stock                                                           53
  C.  Eliminate the accumulated deficit                                                            146,653
  D.  Eliminate the par value of Old Common Stock                                                     (153)
  E.  Eliminate the paid in capital for Old Common Stock                                          (138,004)
                                                                                                 ---------
                                                                                                  $ 30,717
                                                                                                  =========

(2)  To reclassify the pre-petition other current liabilities to accrued liabilities                   $40
                                                                                                       ===

(3)  The adjustment to liabilities subject to compromise consisted of the following:

  A.  Pursuant to the Plan of Reorganization, the Old Senior Notes
      were exchanged for New Notes                                                               $(163,060)
  B.  Pursuant to the Plan of Reorganization, eliminate the accrued
      interest payable on the Old Senior Notes                                                     (25,098)
  C.  Reclassify the pre-petition other current liabilities                                            (40)
                                                                                                 ----------
                                                                                                 $(188,198)
                                                                                                 ==========

(4)  The adjustment to long-term debt consisted of the following:

  A.  Pursuant to the Plan of Reorganization, issuance of New Notes
      at fair market value                                                                         $33,243
  B.  Recognize the accreted paid-in-kind (PIK) interest on the New Notes                            6,627
                                                                                                   -------
                                                                                                   $39,870
                                                                                                   =======

(5) Eliminate Old Common Stock of ($153) and the accumulated other comprehensive loss of $22,168.

(6)  Adjustments to New Common Stock consist of the following:

  A.  Pursuant to the Plan of Reorganization, represents the par value of
      equity at fair market value exchanged for Old Senior Notes                                      $103
  B.  Pursuant to the Plan of Reorganization, represents the par value of
      shares issued to management for the new Restricted Stock Plan                                      4
                                                                                                      ----
                                                                                                      $107
                                                                                                      ====

(7)  The adjustment to paid in capital consists of the following:

  A.  Eliminate the paid in capital for Old Common Stock                                         $(138,004)
  B.  Recognize the paid in capital on equity at fair market value
      exchanged for Old Senior Notes                                                                   861
  C.  Recognize the paid in capital value of shares at fair market
      value issued to management from the new Restricted Stock Plan                                     32
                                                                                                 ----------
                                                                                                 $(137,111)
                                                                                                 ==========

(8)  The adjustment to the accumulated deficit consists of the following:

  A.  Pursuant to the Plan of Reorganization, the issuance of New Notes
      at fair market value                                                                        $(33,243)
  B.  Recognize the accreted PIK interest on the New Notes                                          (6,627)
  C.  Recognize the equity at fair market value exchange for Old
      Senior Notes                                                                                    (964)
  D.  Pursuant to the Plan of Reorganization, the Old Senior Notes
      were exchanged for New Notes                                                                 163,060
  E.  Pursuant to the Plan of Reorganization, eliminate the accrued interest
      payable on the Old Senior Notes                                                               25,098
  F.  Eliminate accumulated deficit                                                                146,653
                                                                                                  --------
                                                                                                  $293,977
                                                                                                  ========

(9)  A.  Recognize the fair market value of the new Restricted Stock
         Plan shares issued to management                                                             $(36)
  B.  Eliminate the old unearned restricted stock                                                       53
                                                                                                      -----
                                                                                                       $17
                                                                                                      =====

Pro Forma Fresh Start Adjustments

(10)  Represents adjustment to write down inventories to net realizable value.                       $(211)
                                                                                                     ======

(11)  Adjustments to property, plant and equipment consist of the following:

  A.  Eliminate accumulated depreciation                                                         $(158,903)
  B.  Write-up U.S. property, plant and equipment to fair market value                               5,475
                                                                                                 ----------
                                                                                                 $(153,428)
                                                                                                 ==========

(12)  Write-up patents to fair market value                                                        $25,877
                                                                                                   =======

(13) The adjustments to reorganization value in excess of amounts allocable to identifiable assets and liabilities:

  A.  Represents adjustment to write down inventories to net realizable value                      $   211
  B.  Write-up U.S. property, plant and equipment to fair market value                              (5,475)
  C.  Write-up patents to fair market value                                                        (25,877)
  D.  Recognize a liability for the foreign projected benefit obligation
      in excess of foreign plan assets                                                                 424
                                                                                                   --------
                                                                                                  $(30,717)
                                                                                                  =========

(14)  To recognize a liability for the foreign projected benefit obligation
      in excess of foreign plan assets                                                                $424
                                                                                                      ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The Company's net sales for the first quarter of 2003 were $45.4 million, which represents an increase of 4.6% from the comparable period of 2002. The increase in sales reflects the strengthening Euro against the U.S. Dollar that benefited net sales by approximately 6.3%. Sales continue to be affected by reduced selling prices in the casing industry on relatively constant volume. Domestic volume increases were offset by foreign volume decreases.

The operating loss from operations for the first quarter of 2003 was $(2.0) million, representing an improvement of $.4 million from the comparable period of 2002. The improvement in the operating loss resulted primarily from operating efficiencies from previous cost saving measures. The Company does not, however, expect to see additional improvement in its operating income until prices begin to increase in the industry.

Net interest expense for the first quarter of 2003 totaled $.9 million, which represented a decrease of $4.9 million from 2002. The decrease is due to the absence of accrued interest expense on the Old Senior Notes resulting from the bankruptcy proceeding. The interest expense for the first quarter of 2003 relating to the Old Senior Notes would have been approximately $4.4 million.

Other income of approximately $1.5 million and $.1 million for the first quarter of 2003 and 2002, respectively, consists principally of foreign exchange gains and in 2003 the gain associated with the disposal of property held for sale.

The reorganization expenses of $.4 million consist principally of fees for legal, financial advisory and professional services incurred due to the Chapter 11 proceeding.

In the first quarter of 2003, the tax provision of $.3 million on the (loss) before income taxes of $(1.8) million resulted from the tax provision related to operations of foreign subsidiaries.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents decreased by $17.8 million during the first quarter of 2003. Cash flows used in operating activities were $3.3 million, used for reorganization items were $.4 million, provided by investing activities were $.8 million, and used in financing activities were $15.2 million. Cash flows used in operating activities were principally attributable to the effect of depreciation and amortization, which was more than offset by an increase in working capital usage. Cash flows used for reorganization items consist principally of fees for legal, financial advisory and professional services incurred due to the Chapter 11 proceeding. Cash flows provided by investing activities were principally attributable to the proceeds on disposition of assets held for sale offset by capital expenditures for property, plant and equipment. Cash flows used in financing activities principally consisted of the payment of the scheduled GECC capital lease obligation.

The following lease payment maturities, which include principal and interest, conform to contractual payments under the lease:

                                 (in millions)
                                 -------------
    April 11, 2003                   $  5.0
    February 28, 2004                 $11.8
    August 28, 2004                   $11.7
    February 28, 2005                 $23.5

GECC, Viskase's equipment lessor, has agreed, subject to certain conditions, not to accelerate payment of amounts due because of any default or event of default under any of the lease documents arising from (i) the Company's failure to meet the Fixed Charge Coverage Ratio for the fiscal quarters ending on March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 and (ii) the Company becoming a debtor under Chapter 11 of the Bankruptcy Code until April 21, 2003. On April 3, 2003, the Company and GECC amended certain lease documents upon the emergence from bankruptcy. The amendment permanently waived prior non-compliance with the Fixed Charge Coverage Ratio and established a new Fixed Charge Coverage Ratio for the remainder of the lease term. The amendment also changed the payment terms for the February 28, 2004 lease payment; with $11.8 million due on February 28, 2004 and $11.7 million due on August 28, 2004. On April 11, 2003 the Company paid GECC the contractual payment under the lease of $5 million.

The Company has the option to purchase the equipment at the end of the basic lease period in February 2006 for the lesser of (i) fair market value as agreed to between the parties or by the established appraisal procedures or
(ii) $85.7 million. The Company also has the option to renew the lease for three years, plus the option for subsequent renewals at a basic rental price equal to the lesser of (i) $11.8 million or (ii) fair rental value as agreed to between the parties or by the established appraisal procedures. Notice under the purchase option or renewal option must be given by August 2004.

On the Petition Date, the Company filed a prepackaged Chapter 11 bankruptcy in the Bankruptcy Court. The Chapter 11 filing was for VCI only and did not include any of its domestic or foreign subsidiaries. The Bankruptcy Court confirmed the Plan on December 20, 2002.

On April 3, 2003, VCI consummated its Plan, under which the Company's current noteholders received just over 90% of the Company's equity on a fully diluted basis. (See Subsequent Event Note 8.) Suppliers and other trade creditors were not affected by the consummation of the Plan.

SUMMARY OF THE PLAN
-------------------

Under the terms of the Plan, the Company's wholly owned operating subsidiary, Viskase Corporation, was merged into VCI with VCI being the surviving corporation.

The holders of the Company's outstanding $163.1 million of Old Senior Notes received a pro rata share of $60 million face value of New Notes and 10.3 million shares of New Common Stock issued by the Company on a basis of $367.96271 principal amount of New Notes and 63.4122 shares of New Common Stock for each one thousand dollar ($1,000) principal amount of Old Senior Notes.

The New Notes bear interest at a stated rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of New Notes (paid-in-kind) for the first three years. The first interest payment date on the New Notes is June 30, 2003 (paid-in-kind). Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of New Notes (paid-in-kind). Thereafter, interest will be payable in cash. The New Notes mature on December 1, 2008 with an accreted value of approximately $88.883 million, assuming interest in the first five years is paid in the form of New Notes (paid-in-kind). The New Notes are secured by substantially all of the Company's personal property other than assets subject to the Company's capital lease obligations.

Shares of Old Common Stock and options of the Company outstanding prior to the Company's emergence from bankruptcy were canceled pursuant to the Plan. Holders of the Old Common Stock received a pro rata share of 306,291 Warrants to purchase shares of New Common Stock. The Warrants have a seven year term and an exercise price of $10.00 per share.

Under the restructuring, 660,000 shares of Restricted Stock were issued to Company management and employees under a new Restricted Stock Plan. Any such shares that are issued are subject to a vesting schedule with acceleration upon the occurrence of certain events.

The Company has also entered into a three year $20 million working capital facility to provide the Company with additional financial flexibility. The working capital facility is senior to the New Notes. The credit facility is a three-year facility. Interest under the credit facility is prime plus 200 basis points. The credit facility contains one financial covenant that requires a minimum level of EBDIAT calculated on a rolling four quarter basis.

The accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: Financial Reporting by Entities in Reorganization under the Bankruptcy Code and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations and assumes the realization of assets and liquidation of liabilities in the ordinary course of business.

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

Following the approval of a plan of reorganization, SOP 90-7 requires that the Company adopt "Fresh Start" accounting resulting in recording all assets and liabilities at fair value. As a result, the effects of the adjustments on reported amounts of individual assets and liabilities resulting from the adoption of fresh start accounting and the effects of the forgiveness of debt will be reflected in the Company's historical statement of operations. Upon emergence from bankruptcy, the amounts and classifications reported in the consolidated historical financial statements will materially change.

Capital expenditures for the quarter ended March 31, 2003 and 2002 totaled $.5 million and $.3 million, respectively. Significant 2003 capital expenditures are related to the installation of environmental equipment to conform to MACT standards for casing manufacturers. Significant 2002 capital expenditures included costs associated with the Viskase Food Science Quality Institute (FSQI) plastic casing line. Capital expenditures for 2003 are expected to be approximately $6 million.

In 2002, the Company spent approximately $4 million on research and development programs, including product and process development, and on new technology development. The 2003 research and development and product introduction expenses are expected to be in the $4.0 million range. Among the projects included in the current research and development efforts are the anti-listeria Nojax(r) AL(tm) casing, SmokeMaster(tm) casing, and the application of certain patents and technology being licensed by Viskase to the manufacture of cellulosic casings.

The Company believes that with its cash flows from operations and availability under the new working capital facility, it has sufficient liquidity to fund its operations.

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

In October 2001, the Canadian Ministry of the Environment (MOE) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (PCB) contamination. Viskase Canada is working with the MOE in investigating the alleged PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site. Viskase Canada has been advised by the MOE that the MOE expects to issue certain Director's Orders requiring remediation under applicable environmental legislation against Viskase Canada and others in the next few months. Viskase Canada has been granted leave to amend its lawsuit against Union Carbide to allege that any PCB contamination at or around the Site was generated from Union Carbide's plastics extrusion business, which was operated at the Site by Union Carbide prior to the purchase of the Business. Union Carbide's plastics extrusion business was not part of the Business purchased by Viskase Corporation and its affiliates. Viskase Canada expects to amend the lawsuit prior to June 1, 2003. Viskase Canada will be asking the court to require Union Carbide to repurchase the Site from Viskase Canada and award Viskase Canada damages in excess of $2.0 million (Canadian). The Company has reserved $.5 million (U.S.) for the property remediation. The lawsuit is still pending. A trial date has been set for March 29, 2004.

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of approximately $2.7 million (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada's failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. No decision has been made on the Notice of Objection. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. The Company has, however, provided for a reserve of $.3 million (U.S.) for interest and penalties, if any. Viskase Canada is negotiating with the Quebec Department of Ministry to avoid having to collect the sales tax from customers who will then be entitled to credit for such sales tax collected.

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

In February 2003, the plaintiffs (other than Marathon Enterprises, Inc. which has elected not to pursue its lawsuit against the Company) amended their complaint to eliminate any claim against the Company that arose prior to December 17, 1993. In March 2003, the Company filed a Motion to Dismiss the amended complaint. The Court is expected to rule on the Company's Motion to Dismiss in late May 2003.

The Company and its subsidiaries are involved in these and various other legal proceedings arising out of their business and other environmental matters, none of which is expected to have a material adverse effect upon results of operations, cash flows or financial condition.

Forward-looking Statements
--------------------------

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for the Company's products; changes in other costs; opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; the ability to achieve other cost reductions and efficiencies.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables, payables, sales and purchases denominated in U.S. dollars. Based on its sensitivity analyses at March 31, 2003, a 10% devaluation of the U.S. dollar would benefit the Company's consolidated balance sheet by approximately $14 thousand; and would increase net income by $462 thousand and cash flows by $623 thousand.

The Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the loss on the change in fair value of the futures contracts was recorded in other income, net and is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

CEO and CFO Certifications
--------------------------

This quarterly report contains two separate forms of certifications of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The first form of certification, appearing immediately following the Signatures section of this quarterly report is required by SEC rules promulgated pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (302 Certifications). In the 302 Certifications, there are several certifications made by the CEO and CFO relating to the Company's disclosure controls and procedures and internal controls. This section of this quarterly report should be read in conjunction with the 302 Certifications relating to the Company's disclosure controls and procedures and the Company's internal controls. The second form of certification is required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In the 906 certification, which accompanies this report, the CEO and CFO certify that this report complies with the requirements of Section 13(a) or 15(d) of The Securities and Exchange Act of 1934; and that the information contained in this report fairly represents, in all material respects, the financial condition and results of operations of Viskase Companies, Inc.

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). This evaluation was made within 90 days prior to the filing of this quarterly report (the Evaluation Date). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

                             PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1,
Note 5, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Changes in Securities
         ---------------------

No reportable events occurred during the quarter ended March 31, 2003.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

The Company did not pay the $163.1 million principal and $8.4 million interest on the Old Senior Notes that became due on December 1, 2001. The total arrearage under the Old Senior Notes is $188.2 million.

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



                                         VISKASE COMPANIES, INC.
                                         Registrant




                                         By:  /s/ Gordon S. Donovan
                                              ------------------------------
                                              Gordon S. Donovan
                                              Vice President, Chief Financial
                                                Officer and Treasurer
                                                (Duly authorized officer
                                                and principal financial
                                                officer of the registrant)







Date:  May 15, 2003

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

Date:  May 15, 2003

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

Date:  May 15, 2003

                  /s/  Gordon S. Donovan
                       -----------------------
                       Gordon S. Donovan
                       Vice President, Chief Financial Officer and Treasurer