Form 10-K
period 2004-12-31
VISKASE COMPANIES INC
filed 2005-04-06
CIK 33073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to          .

COMMISSION FILE NUMBER: 0-5485

VISKASE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2677354 (I.R.S. Employer Identification No.)
625 Willowbrook Centre Parkway Willowbrook, Illinois 60527 (Address of Principal Executive Offices, including Zip Code)	(630) 789-4900 (Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Based on the closing price on the National Quotation Bureau “pink sheet” service on June 30, 2004 of $1.15, the aggregate market value of our voting stock held by non-affiliates on such date was approximately $11,076,825. Shares of common stock held by directors and certain executive officers and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Registrant is filing this report on Form 10-K as a special report pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended. The Registrant’s previously filed registration statement on Form S-4 (Registration No. 333-120002) was declared effective by the Securities and Exchange Commission on January 25, 2005 and did not contain certified financial statements for the Registrant’s fiscal year ended December 31, 2004. In accordance with Rule 15d-2, this special report is filed under cover of Form 10-K and contains only financial statements for the Registrant’s fiscal year ended December 31, 2004.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of March 31, 2005, the Registrant had 9,665,493 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

In this filing, unless indicated otherwise, “Viskase” or the “Company” refers to Viskase Companies, Inc., and “we,” “us” and “our” refer to Viskase and its subsidiaries.

Results of Operations

          Overview

Viskase Companies, Inc., a Delaware Corporation, is a worldwide leader in the manufacture and sale of cellulosic, fibrous and plastic casings for the processed meat industry. We currently operate seven manufacturing facilities and eight distribution centers throughout North America, Europe and South America and we derive approximately 60% of total net sales from customers located outside the United States. We believe we are one of the two largest manufacturers of non-edible cellulose casings for small-diameter processed meats and one of the three largest manufacturers of non-edible fibrous casings. Our management believes that the factors most critical to the success of our business are:

•	maintaining and building upon our reputation for providing a high level of customer and technical services;

•	maintaining and building upon our long-standing customer relationships, many of which have continued for decades;

•	developing additional sources of revenue through new products and services;

•	penetrating new regional markets; and

•	continuing to streamline our cost structure.

Our net sales are driven by consumer demand for meat products and the level of demand for casings by processed meat manufacturers, as well as the average selling prices of our casings. Specifically, demand for our casings is dependent on population growth, overall consumption of processed meats and the types of meat products purchased by consumers. Average selling prices are dependent on overall supply and demand for casings and our product mix.

Our cellulose and fibrous casing extrusion operations are capital-intensive and are characterized by high fixed costs. Our plastic casing extrusion and finishing operations are characterized by dominant labor costs. The industry’s operating results have historically been sensitive to the global balance of capacity and demand. The industry’s extrusion facilities produce casings under a timed chemical process and operate continuously. We believe that the industry’s current output is in balance with global demand and the recent downward trend in casing prices has stabilized. Recently, some competitors have announced plans to expand extrusion capacity at their existing facilities. The projected increase in global capacity from these expansion projects (and idled capacity) is approximately 5%.

Our contribution margin varies with changes in selling price, input material costs, labor costs and manufacturing efficiencies. Subject to the limits of our capacity discussed below, the total contribution margin increases as demand for our casings increases. Our financial results benefit from increased volume because we do not have to increase our fixed cost structure in proportion to increases in demand. For certain products, we operate at near capacity in our existing facilities. We continue to seek ways to increase our throughput at these facilities; however, should demand for those products increase substantially, we would not be able to meet that increased demand in the short term. We regularly evaluate our capacity limitations and compare those limitations to projected market demand.

We operate in a competitive environment. During the mid-1990’s, we experienced significant pricing pressure and volume loss with the entrance of a foreign competitor into the United States market. The market for cellulosic casings experienced declines in selling price over the last ten years, which we believe only recently has stabilized. While the overall market volume has expanded during this period, the industry continued to experience pressure on pricing. Our financial performance moves in direct relation to our average selling price.

We have continued to reduce our fixed cost structure in response to market and economic conditions. Since 1998, we have reduced annual fixed costs by approximately $35.0 million by:

•	closing our Chicago, Illinois plant and selling the facility;

•	reconfiguring our Loudon, Tennessee and Beauvais, France plants;

•	closing our Thâon-les-Vosges, France extrusion operations;

•	discontinuing our Nucel® operations;

•	closing our Lindsay, Ontario, Canada facility; and

•	reducing the number of employees at our headquarters and most of our facilities by approximately 30%.

Despite these restructuring efforts, the significance of our debt load caused us to be unable to continue meeting our debt service obligations in 2002. As a result, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on November 13, 2002. The bankruptcy court confirmed the plan of reorganization and we emerged from bankruptcy on April 3, 2003. We adopted fresh-start accounting in accordance with SOP 90-7, and reflected the effects of the adoption in the consolidated financial statements in 2003.

As a result of our adoption of fresh-start accounting, the results of operations for periods ended after April 2, 2003 are prepared on a different basis of accounting. Therefore, the results of operations prior to April 3, 2003 are not comparable to the periods after April 3, 2003.

Comparison of Results of Operations for Fiscal Years Ended December 31, 2002, 2003 and 2004. The following discussion compares the results of operations for the fiscal year ended December 31, 2002 to the results of operations for the fiscal year ended December 31, 2003, and compares the results of operations for the fiscal year ended December 31, 2003 to the results of operations for the fiscal year ended December 31, 2004. We have provided the table below in order to facilitate an understanding of this discussion. The table shows our results of operations for the 2002, 2003 and 2004 fiscal years. Results of operations for 2003 include the combined income statement activity of the Reorganized Company (referring to the Company for the periods subsequent to the effective date of Viskase’s plan of reorganization in the bankruptcy proceeding) and the Predecessor Company (referring to the Company for the periods prior to that date), and are not intended to be a presentation in accordance with accounting principles generally accepted in the United States. The table (dollars in millions) is as follows:

		% Change		% Change
		Over		over
	2004	2003	2003	2002	2002
NET SALES	$207.1	4.7%	$197.8	7.8%	$183.5

COST AND EXPENSES
Cost of sales	164.5	4.1%	158.0	7.6%	146.8
Selling, general and administrative	29.2	-12.9%	33.5	-12.9%	38.5
Amortization of intangibles	1.1	-17.6%	1.3	-34.6%	2.0
Restructuring expense (income)	0.7	-30.0%	1.0	NM	(6.1)
Asset writedown		NM	46.8	NM

OPERATING INCOME (LOSS)	11.6	NM	(42.8)	NM	2.3
Interest income	(0.6)	-31.1%	(0.8)	-27.6%	(1.2)
Interest expense	13.2	14.1%	11.6	-48.0%	22.2
Post-retirement benefits curtailment gain	(34.1)	NM
Loss (gain) on early extinguishment of debt	13.1	NM	(153.9)	NM
Other income, net	(0.7)	-86.9%	(5.4)	258.3%	(1.5)
Reorganization expense		NM	0.8	-76.5%	3.4
Income tax benefit	(4.6)	1379.1%	(0.3)	-76.0%	(1.3)

NET INCOME (LOSS)	$25.3	-76.0%	$105.2	NM	$(19.3)

NM = Not meaningful when comparing positive to negative numbers or to zero.

2004 Versus 2003

Net Sales. Our net sales for 2004 were $207.1 million, which represents an increase of $9.3 million or 4.7% from the predecessor period January 1 through April 2, 2003 and reorganized period April 3, 2003 through December 31, 2003. Net sales benefited $1.7 million from volumes in the casings market and $10.3 million due to translation, offset by a $2.7 million decrease due to price and mix.

Cost of Sales. Cost of sales increased 4.1% over the prior year due to the increased sales level for the same period, and decreased as a percent of sales (from 79.9% in 2003 to 79.4% in 2004). The decrease as a percent of sales can be attributed to favorable plant absorption offset by slightly higher expenditures.

Selling, General and Administrative Expenses. We were able to reduce selling, general and administrative expenses from 17.0% of sales in 2003 to 14.1% in 2004. This can be attributed to reductions in overall spending and internal reorganizations that occurred in July 2003 and March 2004, which reduced employee costs. Additionally, in the first quarter of 2004 there was an unusual income charge of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Operating Income. The operating income for 2004 was $11.6 million, representing an improvement of $54.4 million from the prior year period. The improvement in the operating income resulted primarily the absence of the $46.8 million charge for asset write-down and goodwill impairment incurred in 2003, a $4.1 million decrease in depreciation during 2004 versus 2003 and lower employee costs, reduced selling, general and administrative expenses. Operating income in 2004 includes a restructuring charge of $0.8 million, offset by a reversal of $0.1 million for the 2003 restructuring, in keeping with our strategy to streamline our cost structure. Also included in the 2004 operating income is an unusual income charge of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Interest Expense. Interest expense, net of interest income, for 2004 totaled $12.6 million, which represented an increase of $1.8 million from the $10.8 million for the comparable period of the prior year predecessor and reorganized periods. The increase is principally due to the interest expense of $1.8 million on the 8% Notes during the first quarter of 2004 which was absent in the prior predecessor period ended April 2, 2003.

Other Income (Expense). Other income of approximately $0.7 million for 2004 consists principally of a $1.4 million gain for foreign exchange gains and losses, and a $0.5 million loss on the disposal of property held for sale. Other income in 2003 of $5.4 million for the prior year predecessor and reorganized periods consists principally of a $4.8 million gain for foreign currency gains and losses and a $0.5 million gain associated with the disposal of property held for sale in 2003.

Gain on Curtailment. We terminated postretirement health care medical benefits as of December 31, 2004 for all active employees and retirees in the United States who were not covered by a collective bargaining agreement. We recognized a $34.1 million gain on the curtailment of these postretirement health care benefits.

Loss on Early Retirement of Debt. The loss on debt extinguishment for 2004 of $13.1 million consists of the losses from the early retirement of $55.5 million of the 8% Notes and of the early termination of the GECC capital lease. The 8% Notes were purchased at a discount to the principal amount, however, the purchase price exceeded the carrying value of the 8% Notes as established in fresh-start accounting. The gain on debt extinguishment for the period from January 1 through April 2, 2003 of $153.9 million consisted of the elimination of the old senior debt of $163.1 million, a gain on the elimination of the accrued interest on the debt of $25.1 million, a loss on the establishment at fair market value of the 8% Notes of $33.2 million and a loss on the fair market value of the new equity at $1.0 million.

Reorganization Expense. The 2003 reorganization expenses of $0.8 million consist principally of fees for legal, financial advisory and professional services incurred due to the Chapter 11 proceeding.

Income Tax Benefit. During 2004, a tax benefit of $4.6 million was recognized on the income before income taxes of $20.8 million resulting principally from the recalculation of deferred tax liabilities and a provision for results of operations of foreign subsidiaries.

Primarily as a result of the factors discussed above, income for 2004 was $25.3 million compared to net income of $105.2 million for the predecessor and reorganized periods of 2003.

2003 Versus 2002

Net Sales. Our net sales for 2003 were $197.8 million, which represents an increase of $14.2 million from 2002. The increase in sales benefited $6.2 million from volume, $10.4 million due to translation, offset by $2.4 million due to reduced selling prices in the casing industry.

Cost of Sales. Our cost of sales increased proportionately with net sales in 2003 (from 80.0% of net sales in 2002 to 79.9% of net sales in 2003), with the benefit of various cost reduction programs and lower depreciation of $5.9 million due to fresh-start accounting offset, for the most part, by increases in the costs of labor and materials.

Selling, General and Administration Expense. We were able to reduce our selling, general and administrative expenses in 2003 by $5.0 million compared to 2002, and from 21.0% to 17.0% of net sales in the same period. This reduction reflected decreases in depreciation of certain assets that reached the end of their depreciable lives, employee expenses and other costs associated with our headquarters facility.

Operating Income (Loss). Our operating loss during 2003 was $42.8 million. This operating loss included net restructuring expense of $1.0 million and an asset write-down of $46.8 million. The asset write-down occurred during our annual impairment review in the fourth quarter of the year and resulted in a complete write-off of the goodwill created under fresh-start accounting after consummation of our bankruptcy reorganization plan. The restructuring expense was the result of a year 2003 charge of $2.6 million to reduce employees and employee-related costs to offset the effects of the industry’s competitive environment. This expense was offset by a reversal of $1.2 million from our year 2002 restructuring accrual due to a revised estimate of employee costs, and by a reversal of $0.3 million from our year 2000 restructuring accrual due to the renegotiated Nucel® license fee.

Debt Extinguishment. We recognized a gain on the early extinguishment of debt in the amount of $153.9 million in the period January 1 through April 2, 2003. We did not recognize income tax expense on that gain. Internal Revenue Code Section 108 prescribes that we will not recognize any taxable income for calendar year 2003 but that we must reduce tax attributes up to the extent of the cancellation of debt income (COD). In 2003, the tax benefit recognized of $0.3 million resulted from the benefit related to sales to customers outside the U.S.

Interest Expense. Interest expense, net of interest income, during 2003 totaled $10.8 million, which represented a decrease of $10.2 million from 2002. The decrease was due to the emergence from bankruptcy and the establishment of 8% Notes with a fair market value of $33.3 million, which replaced $163.1 million of 10.25% Senior Notes. The principal components of the 2003 interest expense were approximately $4.2 million on the GECC lease and $6.6 million on the 8% Notes issued upon emergence from bankruptcy in April 2003. The principal components of the 2002 interest expense were approximately $15.2 million on the 10.25% Senior Notes due 2001 (“10.25% Senior Notes”) that were cancelled upon emergence bankruptcy in April 2003 and $6.0 million on the GECC lease. Cash interest paid was $4.4 million in 2003, which compared to $3.2 million in 2002. This increase was primarily associated with the timing of payments under the GECC capital lease.

Other Income (Expense). Other income (expense) of approximately $5.4 million and $1.5 million in 2003 and 2002, respectively, consisted principally of foreign exchange gains.

Reorganization Expense. The reorganization expenses in 2003 of $0.8 million consisted principally of fees for legal, financial advisory and professional services incurred due to the Chapter 11 proceeding, which compared to $3.4 million in 2002.

Income Tax Benefit. Net domestic cash income taxes paid (refunded) in 2003 and 2002 were $0 and $(2.1) million, respectively. In 2002, we received a refund of a 2001 alternative minimum tax payment, resulting from passage of the 2002 Job Creation Act which retroactively changed the law under which we made the 2001 payment. Net foreign cash income taxes paid during the same periods were $3.0 million and $0.9 million, respectively. The increase in 2003 compared to 2002 was due to improved profits reported for tax purposes in our foreign subsidiaries.

Effect of Changes in Exchange Rates

In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies, with the exception of the Brazilian export market and the U.S. export markets, which are priced in U.S. dollars. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Exchange rate fluctuations increased comprehensive income by $3.1 million for 2004 and $3.7 million for the comparable predecessor and reorganized periods of 2003.

Liquidity and Capital Resources

Cash and cash equivalents increased by $7.1 million during 2004. Cash flows provided by operating activities were $20.4 million, provided by investing activities were $4.5 million, and used in financing activities were $18.4 million. Cash flows provided by operating activities were principally attributable to net income, depreciation, amortization, the loss on debt extinguishment, the non-cash accrued interest on the debt offset by the post-retirement curtailment gain, the change in deferred taxes and an increase in working capital usage. Cash flows provided by investing activities were principally attributable to the release of restricted cash, which was used to pay the GECC capital lease obligation, capital expenditures, and the reacquisition of the leased assets. Cash flows used in financing activities principally consisted of the proceeds from the issuance of 11.5% Senior Secured Notes offset by the repurchase of $55.5 million of the 8% Notes at a discount, the payment of the renegotiated GECC lease and the incurrence of financing fees associated with the issuance of 11.5% Senior Secured Notes.

As of December 31, 2004, the Company had positive working capital of approximately $61.3 million and unrestricted cash of $30.3 million, with additional amounts available under its revolving credit facility. While the Company could decide to raise additional amounts through the issuance of new debt or equity, management believes that the existing resources available to it will be adequate to satisfy current and planned operations for at least the next twelve months.

On June 29, 2004, we issued $90.0 million of new 11.5% Senior Secured Notes and 90,000 warrants (“New Warrants”) to purchase an aggregate of 805,230 shares of common stock of the Company. The proceeds of the 11.5% Senior Secured Notes and the 90,000 New Warrants totaled $90.0 million. The 11.5% Senior Secured Notes have a maturity date of, and the New Warrants expire on June 15, 2011. The $90.0 million proceeds were used for the (i) repurchase $55.527 million principal amount of the 8% Notes at a price of 90% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon; (ii) early termination of the GECC capital lease and repurchase of the operating assets subject thereto for a purchase price of $33.0 million; and (iii) payment of fees and expenses associated with the refinancing and repurchase of existing debt. In addition, we entered into a $20.0 million secured revolving credit facility (“New Revolving Credit Facility”) with a financial institution. The New Revolving Credit Facility is a five-year facility with a June 29, 2009 maturity date.

The 11.5% Senior Secured Notes require that we maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:

Fiscal quarter ending	Amount
September 30, 2004 through September 30, 2006	$16.0 million
December 31, 2006 through September 30, 2008	$18.0 million
December 31, 2008 and thereafter	$20.0 million

unless the sum of (i) unrestricted cash as of such day and (ii) the aggregate amount of advances that we are actually able to borrow under the New Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15.0 million.

The 11.5% Senior Secured Notes limit our ability and the ability of our subsidiaries to (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments; (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and (x) change the nature of our business.

The New Revolving Credit Facility contains various covenants which will restrict our ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. If our usage of the revolving credit facility exceeds 30%, the revolving credit facility requires that we comply with various financial covenants, including meeting a minimum four-quarter EBITDA (calculated each calendar quarter) of $19.4 million through September 30, 2006 and $21.0 million thereafter and an annual limitation on capital expenditures of $9.7 million in 2004, $5.5 million in 2005 and $6.0 million in 2006 and thereafter (with any unused amount being carried over to the immediately following fiscal year). The minimum level of EBITDA and annual limitations on capital expenditures are not currently in effect because we have no borrowings outstanding, and as such, our usage is below the 30% threshold applicable to the covenant. The New Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20.0 million facility amount, is 3% through June 29, 2005, 2% through June 29, 2006, and 1% through June 29, 2007.

In April 2004, we renegotiated and amended our lease arrangement with GECC. Under terms of the amended lease, six payments of approximately $6.1 million were due semi-annually on February 28 and August 28 beginning in February 2005. We and GECC mutually agreed to a $9.5 million fair market sales value for the leased equipment, which amount was used to value the equipment in fresh-start accounting. We had the option to terminate the lease early upon payment of $33.0 million through February 28, 2005, thereafter the amount of the early termination payment would decrease upon payment of each semi-annual capital lease payment. The equipment would transfer to us free and clear of all liens on the earlier of (i) the payment of the early termination amount, plus any accrued interest due and payable at 6% per annum or (ii) the payment of the final installment due August 28, 2007.

On June 29, 2004, we exercised our $33.0 million early termination payment option, terminated the lease and acquired title to the leased equipment. The leased equipment was transferred to us free and clear of all liens.

Capital expenditures (excluding the repurchase of the leased equipment under the GECC capital lease) for 2004 and 2003 totaled $9.7 million and $4.3 million, respectively. In June 2004, we repurchased the leased assets under the GECC capital lease for $9.5 million. Significant 2004 capital expenditures, other than the repurchase of the leased equipment, are related to the installation of environmental equipment to conform to MACT standards for casing manufacturers. Significant 2003 capital expenditures included costs associated with the Viskase Food Science Quality Institute (“FSQI”) plastic casing line. Significant 2002 capital expenditures included costs associated with FSQI and numerous smaller projects throughout our manufacturing facilities worldwide. Capital expenditures for 2005 are expected to be approximately $14 million and $7 million to $8 million thereafter.

In 2004, we spent approximately $2.7 million on research and development programs, including product and process development, and on new technology development. The 2005 research and development and product introduction expenses are expected to be in the $3.0 million range. Among the projects included in the current research and development efforts are SmokeMaster® small diameter and fibrous casings, Visflex® casings and the application of certain patents and technology for license by Viskase.

Letter of Credit Facility

Letters of credit in the amount of $2.6 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at December 31, 2004.

We finance our working capital needs through a combination of internally generated cash from operations, cash on hand and our revolving credit facility.

Revolving Credit Facility

On June 29, 2004, we terminated our existing revolving credit facility with Arnos Corp., an affiliate of Carl C. Icahn, and entered into a credit facility for up to $20.0 million with Wells Fargo Foothill. This revolving credit facility will be used for working capital and other general corporate purposes.

Borrowings under the loan and security agreement governing this revolving credit facility (the “Credit Agreement”) are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Credit Agreement, we are able to choose between two per annum interest rate options: (x) the lender’s prime rate and (y) (1) LIBOR plus (2) a margin of 2.25% (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that LIBOR shall be at least equal to 1.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable margin described in clause (y)(2) of the immediately preceding sentence less 50 basis points. The Credit Agreement also provides for an unused line fee of 0.375% per annum and a monthly servicing fee. The Credit Agreement has a term of five years from the date of the closing thereof.

Indebtedness under the Credit Agreement is secured by liens on substantially all of our and our domestic subsidiaries’ assets, which liens (i) on inventory, account receivables, lockboxes, deposit accounts into which payments therefore are deposited and proceeds thereof, are contractually senior to the liens securing the Notes and the related guarantees pursuant to an intercreditor agreement, (ii) on real property, fixtures and improvements thereon, equipment and proceeds thereof, are contractually subordinate to the liens securing the Notes and such guarantees pursuant to such intercreditor agreement, (iii) on all other assets, are contractually pari passu with the liens securing the Notes and such guarantees pursuant to such intercreditor agreement.

The Credit Agreement also contains various covenants that restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets (with permitted exceptions), make certain restricted payments, prepay any of the 8% Notes at a purchase price in excess of 90% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of such prepayment, create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates. The Credit Agreement also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures, in the event our usage of the Credit Agreement exceeds 30%. The Credit Agreement provides for certain events of default, including default upon the nonpayment of principal, interest, fees or other amounts, a cross default with respect to other obligations of ours and our subsidiaries, failure to comply with certain covenants, conditions or provisions under the Credit Agreement, the existence of certain unstayed or undischarged judgments, the invalidity or unenforceability of the relevant security documents, the making of materially false or misleading representations or warranties, commencement of reorganization, bankruptcy, insolvency or similar proceedings and the occurrence of certain ERISA events. Upon the occurrence of an event of default under the Credit Agreement, the lender will be entitled to declare all obligations thereunder to be immediately due and payable. The Credit Agreement requires us to pay a prepayment premium in the event that it is prepaid prior to maturity.

8% Notes

The 8% Notes are unsecured, bear interest at a rate of 8% per year, and will accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of 8% Notes (paid-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of 8% Notes (paid-in-kind). Thereafter, interest will be payable in cash. The 8% Notes will mature on December 1, 2008 with a principal value of approximately $18.7 million, assuming interest in the first five years is paid-in-kind.

The 8% Notes were valued at market under fresh-start accounting. The 8% Notes were recorded on the books at April 3, 2003 at their discounted value of $33.2 million. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%.

On June 29, 2004, we purchased $55.527 million aggregate principal amount of the outstanding 8% Notes. In connection therewith and in accordance with the indenture for the 8% Notes, the holders thereof agreed to, among other things, release the liens on the collateral that had been securing the 8% Notes and eliminate substantially all of the restrictive covenants contained in such indentures governing the 8% Notes. From time to time, we may offer to purchase at a substantial discount any or all of the remaining 8% Notes through privately negotiated transactions, purchases in the public marketplace or otherwise. The following table summarizes the carrying value of the 8% Notes at December 31 (in millions):

	2004	2005	2006	2007
8% Notes Principal amount outstanding	$16.0	$17.3	$18.7	$18.7
Discount	(4.2)	(3.3)	(2.3)	(1.2)

Carrying value	$11.8	$14.0	$16.4	$17.5

As a result of the purchase of 8% Notes and the termination of the GECC lease on June 29, 2004, we have recorded a net loss of approximately $13.1 million during the second quarter of 2004, which reduced our operating income and net income, and we expect interest expense to be $13.2 million for 2004.

Pension and Post-Retirement Benefits

Our long-term pension and post-retirement benefit liabilities totaled $66.7 million at December 31, 2004. Expected cash contributions for pension and post-retirement benefit liabilities are expected to be (in millions):

	2005	2006	2006	2007	2008
Pension	$3.8	$13.1	$8.7	$7.6	$3.0
Postretirement Benefit	1.0	1.0	1.1	1.2	1.2

Total	$4.8	$14.1	$9.8	$8.8	$4.2

Other

The fair value of our debt obligations (excluding capital lease obligations) is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to us for the debt of the same remaining maturities. At December 31, 2004, the carrying amount and estimated fair value of our debt obligations (excluding capital lease obligations) were $100.7 million and $103.8 million, respectively.

As of December 31, 2004, aggregate maturities of debt for each of the next five years are (in thousands):

	2005	2006	2007	2008	2009	Thereafter

11.5% Senior Secured Notes						$90,000
8% Notes				$18,684
Other	$3					1

	$3			$18,684		$90,001

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements. In preparing these financial statements, management bases our estimates on historical experience and other assumptions that they believe are reasonable. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and the use of assumptions as to uncertainties and, as a result, actual results could differ from these estimates. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements. We are not aware of any trend, event or uncertainty that would materially affect the methodology or assumptions used within our critical accounting policies. We have not made any material changes to accounting estimates in the past three years, and at this time we do not intend to make any changes in the underlying assumptions to our accounting estimates.

Revenue Recognition

Our revenues are recognized at the time the products are shipped to the customer, under F.O.B. Shipping Point terms or under F.O.B. Port terms. Revenues are net of any discounts, rebates and allowances. We record all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of cost of goods sold.

Allowance for Doubtful Accounts Receivable

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is primarily based upon our evaluation of the financial condition of each customer, each customer’s ability to pay and historical write-offs.

Allowance for Obsolete and Slow Moving Inventories

Inventories are valued at the lower of cost or market. The inventories have been reduced by an allowance for slow moving and obsolete inventories. The estimated allowance is based upon management’s estimate of specifically identified items, the age of the inventory and historical write-offs of obsolete and excess inventories.

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

Pension Plans and Other Post-Retirement Benefit Plans

Our North American operations have a defined benefit retirement plan that covers substantially all salaried and full-time hourly employees who were hired prior to April 1, 2003 and a fixed defined contribution plan and a discretionary profit sharing plan that covers substantially all salaried and full-time hourly employees who were hired on or after April 1, 2003. Our operations in Germany have a defined benefit retirement plan that covers substantially all salaried and full-time hourly employees. Pension cost is computed using the projected unit credit method. The discount rate used approximates the average yield for high quality corporate bonds as of the valuation date. Our funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations. Our North American operations have postretirement health care and life insurance benefits. We accrue for the accumulated postretirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions. We terminated postretirement medical benefits as of December 31, 2004 for all active employees and retirees in the U.S. who were not covered by a collective bargaining agreement. It is estimated that said termination resulted in a $34.1 million reduction in our unfunded post-retirement liability.

The weighted average plan asset allocation at December 31, 2004 and 2003, and target allocation (not weighted) for 2005, are as follows:

	Percentage of Plan		2005
	Assets		Target
Asset Category	2004	2003	Allocation
Equity Securities	62.5%	58.5%	60%
Debt Securities	35.2%	37.1%	40%
Other	2.3%	4.4%	0%

Total	100.0%	100.0%	100%

Fresh-Start Accounting

As previously discussed, the accompanying consolidated financial statements reflect the use of fresh-start accounting as required by SOP 90-7. Under fresh-start accounting, our assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined based upon the estimated fair value of the enterprise before considering values allocated to debt. The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets of the Reorganized Company totaled $44.4 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” this amount was reported as goodwill in the consolidated financial statements. Fresh-start accounting results in the creation of a new reporting entity with no accumulated deficit as of April 3, 2003. Our reorganization value was based on the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to us, and other applicable ratios and valuation techniques believed by us to be representative of our business and industry.

The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control.

Upon the adoption of fresh-start accounting, as of April 3, 2003, we recorded goodwill of $44.4 million, which equals the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. In the fourth quarter of 2003, we performed our first annual goodwill impairment analysis under SFAS No. 142. Due to the fact the fair value of our single reporting unit, as estimated by our market capitalization, was significantly less than the net book value at December 31, 2003, we wrote off the entire $44.4 million goodwill balance in the fourth quarter of 2003.

Goodwill and Intangible Assets

Goodwill and intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. Due to the prepackaged nature of our bankruptcy plan, goodwill was tested for impairment by comparing the fair value with our recorded amount. As a result of adopting SFAS No. 142, we used a discounted cash flow methodology for determining fair value. This methodology identified an impairment of goodwill and intangible assets in the amount of $49.4 million which was written off in the fourth quarter of 2003. As part of fresh-start accounting, we recognized intangible assets that are being amortized. Non-compete agreements in the amount of $1.2 million are being amortized over two years. The intangible backlog in the amount of $2.4 million was written-off in its entirety during 2003.

Property, Plant and Equipment

We carry property, plant and equipment at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees directly associated with the project. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 2 to 32 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations.

Long-Lived Assets

We continue to evaluate the recoverability of long-lived assets including property, plant and equipment, patents and other intangible assets. Impairments are recognized when the expected undiscounted future operating cash flows derived from long-lived assets are less than their carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the asset’s fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least once a year or when circumstances warrant.

Other Matters

We do not have off-balance sheet arrangements (sometimes referred to as “special purpose entities”), financing or other relations with unconsolidated entities or other persons. In the ordinary course of business, we lease certain casing manufacturing and finishing equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of December 31, 2004 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

Contractual Obligations Related to Debt, Leases and Related Risk Disclosure

The following table reflects our future contractual cash obligations and commercial commitments as of December 31, 2004, determined on a historical basis (in millions):

		Payments Due by Pay Period
		Less than	Years	Years	More than
Contractual Obligations	Total	1 Year	2 & 3	4 & 5	5 Years
Long-term debt	$109.2	$0.4		$18.7	$90.1
Cash interest obligations	70.4	10.4	22.4	22.2	15.4
Pension	47.8	3.8	21.8	10.6	11.6
Post-retirement benefits	22.6	1.7	3.0	3.2	14.7
Operating leases	7.1	1.4	2.5	2.0	1.2
Capital expenditures	4.7	4.7

Third-party license fees	0.2	0.2

Total	$262.0	$22.6	$49.7	$56.7	$133.0

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” FIN 46 clarified the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special-purpose entities as defined by FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are excluded from the scope of FIN 46. FIN 46 applied immediately to all variable interest entities created after January 31, 2003, and was originally effective for fiscal periods beginning after July 1, 2003, for existing variable interest entities. In October 2003, the FASB postponed the effective date of FIN 46 to December 31, 2003. The Company does not have any variable interest entities and, therefore, the adoption of the provisions of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, a revised version of FIN 46 (“Revised FIN 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised FIN 46 is required to be adopted by most public companies no later than March 31, 2004. The adoption of Revised FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs – an Amendment of ARB No. 43 Chapter 4.” SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company plans to adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial statements as such costs have historically been expensed as incurred.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issues to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact this statement will have on the financial statements.

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to certain market risks related to foreign currency exchange rates. In order to manage the risk associated with this exposure to such fluctuations, we occasionally use derivative financial instruments. We do not enter into derivatives for trading purposes.

We have prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to our European receivables, payables, sales and purchases denominated in U.S. dollars. Based on our sensitivity analyses at December 31, 2004, a 10% devaluation of the U.S. dollar would affect our consolidated financial position by $47,000.

Forward-looking Statements

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and our plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for our products; changes in other costs; opportunities that may be presented to and pursued by us; determinations by regulatory and governmental authorities, and the ability to achieve other cost reductions and efficiencies.

Related Party Transactions (Dollars in Thousands)

During the year ended December 31, 2004, we purchased $98 in telecommunication services from XO Communications, Inc., an affiliate of Carl C. Icahn, a beneficial owner whom may be deemed to be a beneficial owner of approximately 29.1% of the common stock. We believe that the purchase of the telecommunication services was on terms at least as favorable as we would expect to negotiate with an unaffiliated party.

Arnos Corp., an affiliate of Carl C. Icahn, was the lender under our secured revolving credit facility (“Old Revolving Credit Facility”) with an initial availability of $10,000. We paid Arnos Corp. origination fees, interest and unused commitment fees of $144 during 2004 and $175 during the period April 3, 2003 through December 31, 2003. We believe the terms of the Old Revolving Credit Facility were at least as favorable as those that we would have expected to negotiate with an unaffiliated party.

On June 29, 2004 we repurchased 805,270 shares of common stock (representing approximately 7.34% of the issued and outstanding common stock on a fully diluted basis as of June 17, 2004) held by Jefferies & Company, Inc., the initial purchaser of the 11.5% Senior Secured Notes, or our affiliates for total consideration of $298.

Predecessor Company

Gregory R. Page, the President and Chief Operating Officer of Cargill, Inc., resigned as a director of the Company as of the date we emerged from bankruptcy in April 2003. During 2003, we had sales in the ordinary course of business of $613 to Cargill, Inc. and our affiliates, $200 of which occurred prior to Mr. Page’s resignation in April 2003.

Contingencies

In 1988, Viskase Canada Inc. (“Viskase Canada”), a subsidiary of the Company commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation (“Union Carbide”) in the Ontario Superior Court of Justice, Court File No.: 292270188 seeking damages resulting from Union Carbide’s breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 (“Agreement”). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., our cellulosic casings business and plastic barrier films business (“Business”), which purchase included a facility in Lindsay, Ontario, Canada (“Site”). Viskase Canada is claiming that Union Carbide breached several representations and warranties and deliberately and/or negligently failed to disclose to Viskase Canada the existence of contamination on the Site.

In November 2000, the Ontario Ministry of the Environment (“MOE”) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (“PCB”) contamination. Viskase Canada and The Dow Chemical Company, corporate successor to Union Carbide (“Dow”), have been working with the MOE in investigating the PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site and the affected area.

We and Dow have reached an agreement in principle whereby Dow would repurchase the site for $1.375 million (Canadian), would be responsible for, and assume the cost of remediation of the site, and would indemnify Viskase Canada and our affiliates, including the Company, for all claims. As of December 31, 2004, we had a reserve of $0.5 million (U.S.) for property remediation and cost.

In 1993, the Illinois Department of Revenue (“IDR”) submitted a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and our subsidiaries in Bankruptcy Court, Bankruptcy Case Number 93 B 319 for alleged liability with respect to the IDR’s denial of our allegedly incorrect utilization of certain loss carry-forwards of certain of our subsidiaries. In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. The IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861; and in February 2002 the district court affirmed the Bankruptcy Court’s order. IDR appealed the district court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the district court and remanded the case for further proceedings. The matter is now before the Bankruptcy Court for further determination. As of December 31, 2004, the tax liabilities, interest and penalties claimed totaled approximately $2,860.

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2.7 million (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada’s failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period, Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of our outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. The Notice of Objection found in favor of the Department of Revenue. We have appealed the decision. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. Viskase Canada could be required to pay the amount of the underlying sales tax prior to receiving reimbursement for such tax from our customers. We have, however, provided for a reserve of $0.3 million (U.S.) for interest and penalties, if any, but have not provided for a reserve for the underlying sales tax. Viskase Canada is negotiating with the Quebec Department of Ministry to avoid having to collect the sales tax from customers who will then be entitled to credit for such sales tax collected. Those negotiations have resulted in Viskase Canada making a settlement offer, whereby Viskase Canada would pay $0.3 million (Canadian) and there would be no collection of the underlying sales tax from the customers of Viskase Canada. The settlement offer has been recommended internally for approval by the ultimate decision making authority within the Quebec Department of Revenue.

During 1999 and 2000, we and certain of our subsidiaries and one other sausage casings manufacturer were named in ten virtually identical civil complaints filed in the United States District Court for the District of New Jersey. The District Circuit ordered all of these cases consolidated in Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. In 2001, all of the consolidated cases were transferred to the United States District Court for the Northern District of Illinois, Eastern Division. We strongly deny the allegations set forth in these complaints.

In May 2004, we entered into settlement agreement, without the admission of any liability (“Settlement Agreement”) with the plaintiffs. Under terms of the Settlement Agreement, the plaintiffs fully released us and our subsidiaries from all liabilities and claims arising from the civil action in exchange for the payment of a $0.3 million settlement amount, which amount was reserved in the December 31, 2003 financial statements.

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, will be required to meet maximum achievable control technology (“MACT”) air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. We submitted extensive comments to the EPA during the public comment period. Compliance with these new rules is required by June 13, 2005, although we have obtained a one-year extension for both of our facilities. To date, we have spent approximately $5.8 million in capital expenditures for MACT, and expect to spend an additional $4.5 million over the next 12 months, to become compliant with MACT rules at our two U.S. extrusion facilities. Although we are in the process of installing the technology necessary to meet these emissions standards at our two extrusion facilities, our inability to do so, or our inability to receive any further compliance extensions from the necessary regulatory agencies, if required, could result in substantial penalties, including civil fines of up to $65 thousand per facility per day or a shutdown of our U.S. extrusion operations.

We are involved in these and various other legal proceedings arising out of our business and other environmental matters, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This annual report on From 10-K for the fiscal year ended December 31, 2004, is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant’s last full fiscal year preceding the fiscal year in which the registration statement becomes effective, then the registrant shall, within 90 days of the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of the registrant. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the registrant. Viskase’s Registration Statement on Form S-4 (Registration No. 333-120002) was declared effective on January 25, 2005 and did not contain certified financial statements for the fiscal year ended December 31, 2004, the registrant’s last full fiscal year preceding the fiscal year in which the Registration Statement became effective. Therefore, as required by Rule 15d-2, certified financial statements for the registrant’s fiscal year ended December 31, 2004, are filed herewith under cover of the facing page of an Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of out disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

(1) Financial Statements. The following financial statements are filed as part of this report:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

Schedule II — Valuation And Qualifying Accounts

(3) Exhibits. The following exhibits are filed as part of this report:

Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification by CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification by CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISKASE COMPANIES, INC. /s/ GORDON S. DONOVAN
Gordon S. Donovan
Vice President and Chief Financial Officer

Date: April 6, 2005

According to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 6, 2005.

Signatures	Capacity

/s/ ROBERT L. WEISMAN	President and Chief Executive Officer

Robert L. Weisman	(Principal Executive Officer)

/s/ GORDON S. DONOVAN	Vice President and Chief Financial Officer

Gordon S. Donovan	(Principal Financial and Accounting Officer)

/s/ VINCENT J. INTRIERI	Director

Vincent J. Intrieri

/s/ EUGENE I. DAVIS	Director

Eugene I. Davis

/s/ THOMAS S. HYLAND	Director

Thomas S. Hyland

/s/ JAMES L. NELSON	Director

James L. Nelson

/s/ JON F. WEBER	Director

Jon F. Weber

Consolidated Financial Statements
and Report of Independent
Registered Public Accounting Firm

Viskase Companies, Inc.
and Subsidiaries
December 31, 2004, 2003, and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Viskase Companies, Inc.:

In our opinion, the consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and of cash flows for the year ended December 31, 2002 listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Viskase Companies, Inc. and its subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that Viskase Companies, Inc. and its subsidiaries will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, on November 13, 2002, Viskase Companies, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s intentions with respect to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 14, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Viskase Companies, Inc.

We have audited the accompanying consolidated balance sheets of Viskase Companies, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2004 and December 31, 2003, and the related consolidated statements of income, stockholders’ deficit and cash flows for the year ended December 31, 2004, the period April 3, 2003 through December 31, 2003, and the period from January 1, 2003 through April 2, 2003. In connection with our audits, we have also audited the Schedule of Valuation and qualifying accounts (the “Schedule”). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Viskase Companies, Inc. and Subsidiaries as of and for the year ended December 31, 2002 and for the year then ended, were audited by other auditors, whose report thereon, dated March 14, 2003, included an explanatory paragraph that described the Company’s filing of its voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements were prepared assuming the Company and its subsidiaries will continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code became effective on April 3, 2003. As a result of the adoption of “fresh-start” reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the consolidated financial statements as of and for the year ended December 31, 2003 and for the period from April 3, 2003 to December 31, 2003 are presented on a different basis than the periods before the emergence from bankruptcy, and are therefore not comparable.

In our opinion, the 2004 and 2003 consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Viskase Companies, Inc. and Subsidiaries as of December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 , the period April 3, 2003 through December 31, 2003, and the period from January 1, 2003 through April 2, 2003, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Chicago, Illinois
March 25, 2005

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Number of Shares and Per Share Amounts)

	Reorganized Company
	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,255	$23,160
Restricted cash	3,461	26,245
Receivables, net	30,509	29,065
Inventories	32,268	31,738
Other current assets	10,469	8,309

Total current assets	106,962	118,517

Property, plant and equipment, including those under capital leases	112,158	99,839
Less accumulated depreciation and amortization	19,312	17,109

Property, plant and equipment, net	92,846	82,730

Deferred financing costs, net	4,060	222
Other assets	9,564	10,624

Total Assets	$213,432	$212,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt including current portion of long-term debt and obligations under capital leases	$384	$21,303
Accounts payable	17,878	14,893
Accrued liabilities	25,820	28,276
Current deferred income taxes	1,481	1,844

Total current liabilities	45,563	66,316

Long-term debt including obligations under capital leases	100,962	69,850

Accrued employee benefits	66,715	100,652
Noncurrent deferred income taxes	12,205	16,375

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.01 par value; none outstanding
Common stock, $.01 par value; 10,670,053 shares issued and 9,632,022 shares outstanding at December 31, 2004; and 10,670,053 shares issued and 10,381,298 shares outstanding at December 31, 2003	106	106
Paid in capital	1,895	894
Accumulated (deficit)	(21,310)
Accumulated (deficit) from April 3 through December 31, 2003		(46,627)
Less 805,270 treasury shares, at cost	(298)
Accumulated other comprehensive income	7,608	4,547
Unearned restricted stock issued for future service	(14)	(20)

Total stockholders’ (deficit)	(12,013)	(41,100)

Total Liabilities and Stockholders’ Deficit	$213,432	$212,093

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except for Number of Shares and Per Share Amounts)

	Reorganized Company		Predecessor Company
	Year	April 3	January 1	Year
	Ended	through	through	Ended
	December	December	April	December
	31, 2004	31, 2003	2, 2003	31, 2002
NET SALES	$207,106	$152,408	$45,402	$183,577

COSTS AND EXPENSES
Cost of sales	164,490	119,989	38,031	146,841
Selling, general and administrative	29,312	24,664	8,890	38,526
Amortization of intangibles	1,078	809	500	2,000
Restructuring expense (income)	668	954		(6,132)
Asset write-down and charge for goodwill impairment		46,805

OPERATING INCOME (LOSS)	11,558	(40,813)	(2,019)	2,342

Interest income	(579)	(517)	(323)	(1,161)
Interest expense	13,192	10,362	1,204	22,222
Other income, net	(759)	(3,844)	(1,505)	(1,493)
Post-retirement benefits curtailment gain	(34,055)
Loss (gain) on early extinguishment of debt, net of income tax provision of $0 in 2004 and 2003	13,083		(153,946)

INCOME (LOSS) BEFORE REORGANIZATION EXPENSES AND INCOME TAXES	20,676	(46,814)	152,551	(17,226)

Reorganization expense		403	399	3,401

INCOME (LOSS) BEFORE INCOME TAXES	20,676	(47,217)	152,152	(20,627)

Income tax (benefit) provision	(4,641)	(590)	279	(1,297)

NET INCOME (LOSS)	25,317	(46,627)	151,873	(19,330)

Other comprehensive income (loss):
Foreign currency translation adjustments	3,061	4,547	(845)	3,711
Minimum pension liability adjustments				(21,573)

COMPREHENSIVE INCOME (LOSS)	$28,378	($42,080)	$151,028	($37,192)

WEIGHTED AVERAGE COMMON SHARES - BASIC	10,013,828	10,381,298	15,314,553	15,316,183

PER SHARE AMOUNTS:
INCOME (LOSS) EARNINGS PER SHARE - basic
Net income (loss)	$2.53	($4.49)	$9.91	($1.26)

WEIGHTED AVERAGE COMMON SHARES - DILUTED	10,868,152	10,381,298	15,314,553	15,316,183

PER SHARE AMOUNTS:
INCOME (LOSS) EARNINGS PER SHARE - diluted
Net income (loss)	$2.33	($4.49)	$9.91	($1.26)

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In Thousands)

	Accumulated other
	comprehensive (loss) income
					Foreign	Minimum	Restricted
					currency	pension	stock	Total
	Common	Paid in	Treasury	Accumulated	translation	liability	issued for	stockholders’
	stock	capital	stock	deficit	adjustments	adjustments	future service	equity (deficit)

Predecessor Company
Balance December 31, 2001	$153	$138,014		$(272,574)	$1,711	$(5,172)	$(185)	$(138,053)

Net (loss)				(19,330)				(19,330)
Issuance of Common Stock		(7)					106	99
Other comprehensive income (loss)					3,711	(21,573)		(17,862)

Balance December 31, 2002	153	138,007		(291,904)	5,422	(26,745)	(79)	(175,146)

Net income				151,873				151,873
Issuance of Common Stock		(3)					26	23
Other comprehensive (loss)					(845)			(845)

Balance April 2, 2003	153	138,004		(140,031)	4,577	(26,745)	(53)	(24,095)

Reorganization adjustments	(153)	(138,004)		140,031	(4,577)	26,745	53	24,095

Reorganized Company								0
Distribution of equity in accordance with plan	106	894					(31)	969

Balance April 3, 2003	106	894		0	0	0	(31)	969

Net (loss)				(46,627)				(46,627)
Issuance of Common Stock							11	11
Other comprehensive income					4,547			4,547

Balance December 31, 2003	106	894		(46,627)	4,547	0	(20)	(41,100)

Net income				25,317				25,317
Issuance of Common Stock							6	6
Issuance of Warrants		1,001						1,001
Purchase of Treasury Stock			(298)					(298)
Other comprehensive income					3,061			3,061

Balance December 31, 2004	$106	$1,895	$(298)	$(21,310)	$7,608	$0	$(14)	$(12,013)

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Reorganized Company		Predecessor Company
	Year	April 3	January 1	Year
	Ended	through	through	Ended
	December	December	April	December 31,
	31, 2004	31, 2003	2, 2003	2002
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$25,317	$(46,627)	$151,873	$(19,330)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization under capital lease	9,832	9,258	4,838	20,959
Amortization of intangibles	1,078	809	500	2,000
Amortization of deferred financing fees	381	68	3	18
Repayment of 8% interest on 8% notes	(2,196)
Reorganization item		403	399	3401
(Decrease) increase in deferred income taxes	(5,203)	(1,052)	(339)	(718)
Postretirement plan curtailment gain	(34,055)
Foreign currency translation (gain) loss	(679)	(1,251)	311	(920)
Loss (gain) in disposition of assets	464	(195)	(330)	(27)
Bad debt provision	146	448	113	558
Net property, plant and equipment write-off				1,029
Goodwill and intangibles write-off		46,805
Non-cash interest on 8% notes and 11.5% notes	5,855
Loss (gain) on debt extinguishment	13,083		(153,946)

Changes in operating assets and liabilities:
(net of effects of dispositions)
Receivables		(179)	(1,358)	2,746
Inventories	(230)	2,638	(1,407)	507
Other current assets	595	1,563	(2,143)	2,860
Accounts payable	(1,774)	(119)	(1,429)	4,432
Accrued liabilities	(34)
Other	7,797	4,076	(404)	749

Total adjustments	(4,940)	63,272	(155,192)	37,594

Net cash provided by (used in) operating activities before reorganization expense	20,377	16,645	(3,319)	18,264

Net cash used for reorganization		(403)	(386)	(1,259)

Cash flows from investing activities:
Capital expenditures	(9,789)	(3,764)	(527)	(3,824)
Reacquisition of leased assets	(9,511)
Treasury stock purchase	(298)
Proceeds from disposition of assets	1,349	2,373	1,302	575
Restricted cash	22,784	2,106	(4)	(1,789)

Net cash provided by (used in) investing activities	4,535	715	771	(5,038)

Cash flows from financing activities:
Deferred financing costs	(4,477)	(253)
Proceeds from issuance of long-term debt	89,348
Proceeds from issuance of warrants	1,001
Repayment of long-term borrowings and capital obligation	(104,273)	(4,265)	(15,242)	(8,882)

Net cash (used in) financing activities	(18,401)	(4,518)	(15,242)	(8,882)

Effect of currency exchange rate changes on cash	584	843	354	(925)

Net increase (decrease) in cash and equivalents	7,095	13,282	(17,822)	2,160
Cash and equivalents at beginning of period	23,160	9,878	27,700	25,540

Cash and equivalents at end of period	$30,255	$23,160	$9,878	$27,700

Supplemental cash flow information:
Interest paid less capitalized interest	$8,449	$1,107	$3,311	$3,150
Income taxes paid	$771	$2,212	$843	$(1,210)

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

1. Summary of Significant Accounting Policies

General

Viskase Companies, Inc. (formerly Envirodyne Industries, Inc.) is a Delaware corporation organized in 1970. As used herein, the “Company” means Viskase Companies, Inc. and its subsidiaries.

Nature of Operations

The Company is a producer of non-edible cellulosic and plastic casings used to prepare and package processed meat products, and to provide value-added support services relating to these products, for some of the largest global consumer products companies. The Company operates seven manufacturing facilities and eight distribution centers in North America, Europe and Latin America and, as a result, is able to sell its products in most countries throughout the world.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Reclassifications have been made to the prior years’ financial statements to conform to the 2004 presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company’s financial statements, including, among other things, pensions and other post-retirement benefits and related disclosures, inventories valued under the last-in, first-out method, reserves for excess and obsolete inventory, allowance for doubtful accounts, restructuring charges and income taxes. Management bases its estimates on historical experience and other assumptions that they believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a significant effect on the Company’s consolidated financial statements.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $28,272 and $44,172 of short-term investments at December 31, 2004 and 2003, respectively. Restricted cash is principally cash held as collateral for outstanding letters of credit with a commercial bank.

Inventories

Domestic inventories are valued primarily at the lower of last-in, first-out (“LIFO”) cost or market. Remaining inventories, primarily foreign, are valued at the lower of first-in, first-out (“FIFO”) cost or market.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Property, Plant and Equipment

The Company carries property, plant and equipment at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees directly associated with the project. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from (i) building and improvements — 10 to 32 years, (ii) machinery and equipment — 4 to 12 years, (iii) furniture and fixtures — 3 to 12 years and (iv) auto and trucks — 2 to 5 years.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

Patents

Patents are amortized on the straight-line method over an estimated average useful life of 10 years.

Goodwill and Intangible Assets

Goodwill and intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. Due to the prepackaged nature of the Bankruptcy Plan, goodwill was tested for impairment by comparing the fair value with its recorded amount. As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company used a discounted cash flow methodology for determining fair value. This methodology identified an impairment and goodwill in the amount of $44,430, which was written off in the fourth quarter of 2003. As part of fresh-start accounting, the Company recognized intangible assets that are being amortized. Non-compete agreements in the amount of $1,236 are being amortized over two years. The intangible backlog in the amount of $2,375 was amortized in its entirety during 2003.

Long-Lived Assets

The Company continues to evaluate the recoverability of long-lived assets including property, plant and equipment, patents and other intangible assets. Impairments are recognized when the expected undiscounted future operating cash flows derived from long-lived assets are less than their carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the asset’s fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least once a year or when circumstances warrant.

Accounts Payable

The Company’s cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $47 and $79 at December 31, 2004 and 2003, respectively, are not deducted from cash but are reflected in Accounts Payable on the consolidated balance sheets.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Pensions and Other Post-Retirement Benefits

The North American operations of the Company and the Company’s operations in Germany have defined benefit retirement plans covering substantially all salaried and full time hourly employees hired prior to March 31, 2003. Pension cost is computed using the projected unit credit method. The discount rate used approximates the average yield for high-quality corporate bonds as of the valuation date. The Company’s funding policy is consistent with funding requirements of the applicable Federal and foreign laws and regulations.

United States employees hired after March 31, 2003, who are not covered by a collective bargaining agreement, are eligible for a defined contribution benefit equal to three percent of base earnings, as defined by the plan.

The United States and Canadian operations of the Company have historically provided post-retirement health care and life insurance benefits. The Company accrues for the accumulated post-retirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions. The Company terminated post-retirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who are not covered by a collective bargaining agreement. The termination of the United States post-retirement medical benefits resulted in a $34,055 reduction in the unfunded post-retirement liability included in Accrued Employee Benefits on the consolidated balance sheets.

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

Net (Loss) Income Per Share

Net (loss) income per share of common stock is based upon the weighted-average number of shares of common stock outstanding during the year.

Other Comprehensive Income

Comprehensive income includes all other non-shareholder changes in equity. Changes in other comprehensive income in 2004 and 2003 resulted from changes in foreign currency translation adjustments.

Revenue Recognition

The Company’s revenues are recognized at the time products are shipped to the customer, under F.O.B. Shipping Point terms or under F.O.B. Port terms. Revenues are net of any discounts, rebates and allowances. The Company records all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of cost of goods sold.

Accounting for Stock-Based Compensation

The Company uses the intrinsic value method to account for options granted to employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

date, the option price equals the market price of the underlying common stock. The pro forma effect of accounting for stock options under a fair value method is as follows:

(Dollars in Thousands, Except Per Share Amounts)	2004

Net income, as reported	$25,317
Deduct: Total stock-based compensation expense under a fair value based method, net of related tax effects	(22)

Net income, pro forma	$25,295

Basic earnings per share, as reported	$2.53
Basic earnings per share, pro forma	$2.53
Diluted earnings per share, as reported	$2.33
Diluted earnings per share, pro forma	$2.33

Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” FIN 46 clarified the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special-purpose entities as defined by FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are excluded from the scope of FIN 46. FIN 46 applied immediately to all variable interest entities created after January 31, 2003, and was originally effective for fiscal periods beginning after July 1, 2003, for existing variable interest entities. In October 2003, the FASB postponed the effective date of FIN 46 to December 31, 2003. The Company does not have any variable interest entities and, therefore, the adoption of the provisions of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, a revised version of FIN 46 (“Revised FIN 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised FIN 46 is required to be adopted by most public companies no later than March 31, 2004. The adoption of Revised FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs – an Amendment of ARB No. 43 Chapter 4.” SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company plans to adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial statements as such costs have historically been expensed as incurred.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issues to employees and disallows the use of a fair value method of accounting for stock compensation. SFAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact this statement will have on the financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

2. Reorganization Under Chapter 11 and Basis of Presentation (Dollars in Thousands, Except Per Share and Per Bond Amounts)

Viskase Companies, Inc., a stand-alone-entity (“VCI”), filed a prepackaged Chapter 11 bankruptcy plan in the United States Bankruptcy Court for the Northern District of Illinois (“Bankruptcy Court”) on November 13, 2002. The Chapter 11 filing was for VCI only and did not include any domestic or foreign subsidiaries.

On April 3, 2003, VCI consummated its prepackaged Chapter 11 bankruptcy plan, as modified (“Plan”), which had previously been confirmed by order of the Bankruptcy Court. Under the Plan, holders of the Company’s 10.25% Notes due 2001 (“Old Senior Notes”) received just over 90% of the Company’s equity on a fully diluted basis. Suppliers and other trade creditors were not affected by the consummation of the Plan.

As a result of VCI’s emergence from Chapter 11 bankruptcy on April 3, 2003 and the application of fresh-start accounting (see Note 3 Fresh-Start Accounting), consolidated financial statements for the Company for the periods subsequent to the effective date of VCI’s plan of reorganization in the bankruptcy proceedings are referred to as the “Reorganized Company” and are not comparable to those for the periods prior to this date, which are referred to as the “Predecessor Company.” The March 31, 2003 unaudited consolidated financial statements were used for the predecessor period ended April 2, 2003; subsequent to March 31, 2003 through the period ending April 2, 2003, net income reflects a $153,946 gain representing the gain on debt extinguishment (refer to Note 3). A black line has been drawn in the audited consolidated financial statements to distinguish, for accounting purposes, the periods associated with the Reorganized Company and the Predecessor Company. Aside from the effects of fresh-start accounting and new accounting pronouncements adopted as of the effective date of the plan of reorganization, the Reorganized Company follows the same accounting policies as the Predecessor Company.

Condensed financial information of VCI subsequent to the Petition Date is presented below:

VISKASE COMPANIES, INC.
CHAPTER 11 FILING ENTITY
DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
(Unaudited)

	January 1, 2003	November 13, 2002
	to	to
	March 31, 2003	December 31, 2002
	(In Thousands)
Selling, general and administrative	$76	$49
Other expense, net	34	30
Intercompany (expense) income, net	(2,386)	5,049

Income (loss) before taxes and reorganization items	(2,496)	4,970
Reorganization expense	399	452
Income tax provision

NET INCOME (LOSS)	$(2,895)	$4,518

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

VISKASE COMPANIES, INC.
CHAPTER 11 FILING ENTITY
DEBTOR-IN-POSSESSION CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	January 1, 2003	November 13, 2002
	to	to
	March 31, 2003	December 31, 2002
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$(2,895)	$4,518
Adjustments to reconcile net income to net cash:
Changes in operating assets and liabilities
Other current assets	(1)	(169)
Accrued liabilities	1	513
Decrease in deferred tax	(12)	(26)
Intercompany accounts	2,904	(4,855)
Other	3	19

Net cash (used in) operating activities	0	0
Net decrease in cash and equivalents	0	0
Cash and equivalents at beginning of period	0	0

Cash and equivalents at end of period	$0	$0

VISKASE COMPANIES, INC.
CHAPTER 11 FILING ENTITY
DEBTOR-IN-POSSESSION BALANCE SHEET
(Unaudited)

	March 31, 2003	December 31, 2002
	(In Thousands)
ASSETS
Current assets
Other current assets	$170	$169

Total current assets	170	169
Deferred financing	36	39
Intercompany receivables	418,647	411,629
Investment in affiliate entities	(358,176)	(348,254)

Total assets	$60,677	$63,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Overdrafts payable	$52	$52
Accounts payable	364	407
Accrued liabilities	98	54

Total current liabilities not subject to compromise	514	513
Current liabilities subject to compromise	188,198	188,198
Deferred income taxes	50,006	50,018

Total liabilities	238,718	238,729
Stockholders’ deficit	(178,041)	(175,146)

Total Liabilities and Stockholders’ Deficit	$60,677	$63,583

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Liquidity

As discussed above the Company emerged from bankruptcy on April 3, 2003. For the nine months ended December 31, 2003, the company recorded a net loss of $46,627 and positive cash flow from operating activities before reorganization expense of $16,645. In connection with its emergence from bankruptcy, the Company restructured its debt and equity. In addition the amounts due under capital leases were renegotiated with the lessor.

Summary of the Plan

Under the terms of the Plan, the Company’s wholly-owned operating subsidiary, Viskase Corporation, was merged into the Company with the Company being the surviving corporation.

The holders of the Company’s outstanding $163,060 of Old Senior Notes received a pro rata share of $60,000 face value of new 8% Senior Subordinated Notes due December 1, 2008 (“8% Notes”), and 10,340,000 shares of new common stock (“New Common Stock”) issued by the Company on a basis of $367.96271 principal amount of 8% Notes and 63.4122 shares of New Common Stock for each one thousand dollar $(1,000) principal amount of Old Senior Notes.

The 8% Notes bear interest at a stated rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of 8% Notes (paid-in-kind) for the first three years. The first interest payment date on the 8% Notes was June 30, 2003. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of 8% Notes (paid-in-kind). Thereafter, interest will be payable in cash. The 8% Notes mature on December 1, 2008.

The 8% Notes were originally secured by a collateral pool consisting of substantially all of the Company’s personal property other than assets that were subject to the Company’s capital lease obligations. On June 29, 2004, in accordance with the indenture for the 8% Notes, holders of at least 66 2/3% of the 8% Notes consented to the release of all of the collateral and the related liens. As of June 29, 2004, the 8% Notes are no longer secured by the collateral pool nor are the 8% Notes senior to the other existing senior secured debt of the Company.

Shares of common stock (“Old Common Stock”), including the stock issued to employees to celebrate the Company’s 75th anniversary, and options of the Company outstanding prior to the Company’s emergence from bankruptcy were canceled pursuant to the Plan. In addition, the Company’s Stockholder Rights Plan was canceled pursuant to the Plan. Holders of the Old Common Stock received a pro rata share of 306,291 warrants (“Warrants”) to purchase shares of New Common Stock. The Warrants have a seven-year term expiring on April 2, 2010, and have an exercise price of $10.00 per share.

Under the restructuring, 660,000 shares of Restricted Stock were authorized for Company management and employees under a new Restricted Stock Plan. Any such shares that are issued are subject to a vesting schedule with acceleration upon the occurrence of certain events.

The Company also entered into a three year $20,000 revolving credit facility (“Old Revolving Credit Facility”) to provide the Company with additional financial flexibility. The Old Revolving Credit Facility, which was subsequently terminated and replaced with a new revolving credit facility, was senior to the 8% Notes. The Old Revolving Credit Facility was a three-year facility. Interest under the Old Revolving Credit Facility was prime plus 200 basis points. The Old Revolving Credit Facility contained one financial covenant that required a $16.0 million minimum level of earnings before depreciation, interest, amortization and taxes (“EBITDA”) calculated on a rolling four-quarter basis.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Following the approval of the Plan, the Company adopted Statement of Position (“SOP”) 90-7, “Fresh-Start” accounting, resulting in recording all assets and liabilities at fair value. As a result, the effects of the adjustments on reported amounts of individual assets and liabilities resulting from the adoption of fresh-start accounting and the effects of the forgiveness of debt are reflected in the Company’s historical statement of operations. Upon emergence from bankruptcy, the amounts and classifications reported in the consolidated historical financial statements materially changed.

The conversion of $163,060 of Old Senior Notes to 8% Notes and New Common Stock results in a $103,060 reduction of debt, which represents cancellation of debt income (“COD”) which is governed by Internal Revenue Code Section 108. Under Section 108, the Company did not recognize any taxable income for calendar year 2003 but reduced tax attributes up to the extent of the COD income. This tax attribute reduction was used to eliminate the Company’s Net Operating Loss carryforward and reduced the tax basis of assets that the Company had previously written off for book purposes.

3.	Fresh-Start Accounting

As previously discussed, the accompanying consolidated financial statements reflect the use of fresh-start accounting as required by SOP 90-7, because the reorganized value of the Company’s assets immediately before emergence from bankruptcy was less than all post-petition liabilities, and the Predecessor Company’s stockholders received less than 50% of the Reorganized Company’s voting shares upon emergence from bankruptcy. The reorganization value of the Company was based upon the compilation of many factors and various valuation methods, including: (i) discounted cash flow analysis using five-year projected financial information applying discount rates between 16% and 18% and terminal cash flow multiples of 5.0X to 6.0X based upon review of selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company; and (ii) other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry. Under fresh-start accounting, the Company’s assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt. The portion of the reorganization value, which could not be attributed to specific tangible or identified intangible assets of the Reorganized Company, totaled $44,430. In accordance with SFAS No. 142, this amount is reported as “Goodwill” in the consolidated financial statements. Fresh-start accounting results in the creation of a new reporting entity with no accumulated deficit as of April 3, 2003.

The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company.

Upon the adoption of fresh-start accounting, as of April 3, 2003, the Company recorded goodwill of $44,430, which equals the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. In the fourth quarter of 2003, the Company performed its first annual goodwill impairment analysis under SFAS No. 142. Due to the fact the fair value of the Company’s single reporting unit, as estimated by the Company’s market capitalization, was significantly less than the net book value at December 31, 2003, goodwill was evaluated for impairment. As a result of the Company’s impairment test the entire $44,430 goodwill balance was written off in the fourth quarter of 2003.

The Bankruptcy Court confirmed Viskase Companies, Inc.’s plan of reorganization as of December 20, 2002. It was determined that Viskase Companies, Inc.’s reorganization value was $85,000 to $115,000.

The Company adopted fresh-start reporting as required by SOP 90-7, para. 36 because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims, as shown below:

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Current liabilities not subject to compromise	$54,162
Current liabilities subject to compromise	188,198
Long-term liabilities	77,581
Non-current deferred income taxes	24,166

Total post-petition liabilities and allowed claims	$344,107
Debt-free reorganization value	115,000

Excess of liabilities over reorganization value	$229,107

	March 31, 2003	Adjustments				April 3, 2003
	Predecessor	Pro forma		Pro forma		Reorganized
	Company	reorganization		fresh start		Company
Assets
Current assets
Cash and cash equivalents	$9,878	$		$		$9,878
Restricted cash	28,351					28,351
Receivables, net	26,715					26,715
Inventories	32,235			(399	)(10)	31,836
Other current assets	9,376					9,376

Total current assets	106,555	—		(399)		106,156

Property, plant and equipment, including those under capital leases	246,238			(160,696	)(11)	85,542
Less accumulated depreciation and amortization	158,903			(158,903	) (11a)

Property, plant and equipment, net	87,335	—		(1,793)		85,542

Deferred financing costs, net	36					36

Other assets	6,375			6,371	(12)	12,746

Excess reorganization value/goodwill		30,495	(1)	13,935	(13)	44,430

Total assets	$200,301	$30,495		$18,114		$248,910

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	March 31, 2003	Adjustments				April 3, 2003
	Predecessor	Pro forma		Pro forma		Reorganized
	Company	reorganization		fresh start		Company
Liabilities and Stockholders’ (Deficit) Equity

Current liabilities not subject to compromise
Short-term debt, including current portion of long-term debt and obligations under capital leases	$14,894	$		$		$14,894
Accounts payable	12,387					12,387
Accrued liabilities	25,284	40	(2)	3,150	(14)	28,474
Current deferred income taxes	1,597					1,597

Total current liabilities not subject to compromise	54,162	40		3,150		57,352

Current liabilities subject to compromise	188,198	(188,198	)(3)			—

Long-term debt including obligations under capital leases not subject to compromise	34,235	39,643	(4)			73,878

Accrued employee benefits	77,581			22,662	(15)	100,243

Non-current deferred income taxes	24,166			(7,698	)(16)	16,468

Commitments and contingencies

Stockholders’ (deficit) equity
Old Common Stock, $0.01 par value; 15,314,562 shares issued and outstanding	153	(153	)(5)			—
New Common Stock, $0.01 par value; 10,670,053 shares issued and outstanding		106	(6)			106
Paid in capital	138,004	(137,110	)(7)			894
Accumulated deficit	(293,977)	293,977	(8)			—
Accumulated other comprehensive (loss)	(22,168)	22,168	(5)			—
Unearned restricted stock issued for future service	(53)	22	(9)			(31)

Total stockholders’ (deficit) equity	(178,041)	-179,010				969

Total liabilities and stockholders’ (deficit) equity	$200,301	$30,495		$18,114		$248,910

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Reorganization Adjustments

1. Excess reorganization value consisted of the following:

a. Eliminate the accumulated other comprehensive loss	$22,168

b. Eliminate the unearned restricted stock	53

c. Eliminate the accumulated deficit	140,031

d. Recognize the accreted interest for the period December 1, 2001 through March 31, 2003	6,400

e. Eliminate the par value of Old Common Stock	(153)

f. Eliminate the paid in capital for Old Common Stock	(138,004)

$30,495

2. To reclassify the pre-petition other current liabilities to accrued liabilities	$40

3. The adjustment to liabilities subject to compromise consisted of the following:

a. Pursuant to the Plan, the Old Senior Notes were exchanged for 8% Notes	$(163,060)

b. Pursuant to the Plan, eliminate the accrued interest payable on the Old Senior Notes	(25,098)

c. Reclassify the pre-petition other current liabilities	(40)

$(188,198)

4. The adjustment to long-term debt consisted of the following:

a. Pursuant to the Plan, issuance of 8% Notes at fair market value	$33,243

b. Recognize the accreted paid-in-kind (PIK) and effective interest on the 8% Notes for the period December 1, 2001 to March 31, 2003	6,400

$39,643

5. Eliminate Old Common Stock of $(153) and the accumulated other comprehensive loss of $22,168

6. Adjustments to New Common Stock consist of the following:

a. Pursuant to the Plan, represents the par value of equity at fair market value exchanged for Old Senior Notes	$103

b. Pursuant to the Plan, represents the par value of shares issued to management for the new Restricted Stock Plan	3

$106

7. The adjustment to paid in capital consists of the following:

a. Eliminate the paid in capital for Old Common Stock	$(138,004)

b. Recognize the paid in capital on equity at fair market value exchanged for Old Senior Notes	866

c. Recognize the paid in capital value of shares at fair market value issued to management from the new Restricted Stock Plan	28

$(137,110)

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

8. The adjustment to the accumulated deficit consists of the following:

a. Pursuant to the Plan, the issuance of 8% Notes at fair market value	$(33,243)

b. Recognize the equity at fair market value exchanged for Old Senior Notes	(969)

c. Pursuant to the Plan, the Old Senior Notes were exchanged for 8% Notes	163,060

d. Pursuant to the Plan, eliminate the accrued interest payable on the Old Senior Notes	25,098

e. Eliminate accumulated deficit	140,031

$293,977

9. a. Recognize the fair market value of the new Restricted Stock Plan shares issued to management and employees	$(31)

b. Eliminate the old unearned restricted stock	53

$22

Fresh-Start Adjustments

10. Represents adjustment to write down inventories to net realizable value	$(399)

11. Adjustments to property, plant and equipment consist of the following:

a. Eliminate accumulated depreciation	$(158,903)

b. Write up U.S. property, plant and equipment to fair market value	8,323

c. Write up Chicago East Plant to fair market value	1,493

d. Write up Europe property, plant and equipment to fair market value	2,747

e. Write off property, plant and equipment for Brazil	(3,436)

f. Write down GECC assets for fair market value	(10,920)

$(160,696)

12. Adjustments to other assets consist of the following:

a. Adjustment to write up patents to fair market value	$3,098

b. Fair market value of non-compete agreements	1,236

c. Fair market value of customer backlog	2,375

d. Write off intangible pension assets	(338)

$6,371

13. The adjustments to reorganization value in excess of amounts allocable to identifiable assets and liabilities:

a. Represents adjustment to write down inventories to net realizable value	$399

b. Write up U.S. property, plant and equipment to fair market value	(8,323)

c. Adjustment to write up patents to fair market value	(3,098)

d. Recognize a liability for the foreign and domestic projected benefit obligation (“PBO”) in excess of plan assets	22,662

e. Recognize a liability for severance obligation due to former chief executive officer and president that was triggered by a change of control upon emergence from bankruptcy and recognition of reserves for legal services related to specific loss contingencies	3,150

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

f. Write up Chicago East Plant to fair market value	(1,493)

g. Write up Europe property, plant and equipment to fair market value	(2,747)

h. Write off property, plant and equipment for Brazil	3,436

i. Fair market value of non-compete agreements	(1,236)

j. Fair market value of customer backlog	(2,375)

k. Write off intangible pension assets	338

l. Adjust the deferred tax liability to fair market value	(7,698)

m. Write down GECC assets to fair market value	10,920

$13,935

14. Recognize a liability for severance obligation due to former chief executive officer and president that was triggered by a change of control upon emergence from bankruptcy and recognition of reserves for legal services related to specific loss contingencies	$3,150

15. To recognize a liability for the foreign and domestic PBO in excess of plan assets	$22,662

16. To adjust the deferred tax liability to the amount expected to be paid	$(7,698)

4.	Cash and Cash Equivalents

	December 31, 2004	December 31, 2003
Cash and cash equivalents	$30,255	$23,160
Restricted cash	3,461	26,245

	$33,716	$49,405

As of December 31, 2004, cash equivalents and restricted cash of $28,272 are invested in short-term investments.

5.	Receivables

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $791 and $523 at December 31, 2004 and 2003, respectively.

The Company has a broad base of customers, with no single customer accounting for more than 7% of sales or 3% of receivables.

6.	Inventories

Inventories consisted of:

	December 31, 2004	December 31, 2003
Raw materials	$4,816	$4,328
Work in process	13,558	13,679
Finished products	13,894	13,731

	$32,268	$31,738

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Approximately 48% and 47% of the Company’s inventories at December 31, 2004 and 2003, respectively, were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of FIFO cost or market. At December 31, 2004 and 2003, the LIFO values exceeded current manufacturing cost by approximately $151 and $317, respectively. The Company wrote down $95 and $383 of LIFO inventories to the lower of cost or market value in 2004 and 2002, respectively. The charges were included in cost of sales.

Inventories were net of reserves for obsolete and slow-moving inventory of $2,546 and $1,781 at December 31, 2004 and 2003, respectively.

7.	Property, Plant and Equipment

	December	December
	31, 2004	31, 2003
Property, plant and equipment
Land and improvements	$4,613	$4,733
Buildings and improvements	21,464	24,273
Machinery and equipment	74,537	56,254
Construction in progress	11,544	5,079
Capital leases:
Machinery and equipment		9,500

	$112,158	$99,839

Capitalized interest for 2004, the reorganized and predecessor periods in 2003, and predecessor period in 2002 totaled $389, $98 and $43, and $81, respectively. Maintenance and repairs charged to costs and expenses for 2004, 2003 and 2002 aggregated $15,310, $14,548, and $13,142, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of land improvements range from 15 to 30 years; building and improvements range from 10 to 32 years; and machinery and equipment, including capital leases, range from 2 to 15 years.

Land and buildings include property held for sale; these properties had net book values of $838 and $2,293 at December 31, 2004 and 2003, respectively. Property with net book values of $1,813 and $2,179, respectively, were disposed of during 2004 and the reorganized period 2003.

8.	Other Assets

	December	December
	31, 2004	31, 2003
Patents	$4,598	$4,598
Less: Accumulated amortization	805	345

Patents, net	3,793	4,253

Other intangibles	1,236	1,236
Less: Accumulated amortization	1,082	464

Other intangibles, net	154	772

Income tax refund receivable	5,270	4,969
Miscellaneous	347	630

	$9,564	$10,624

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Patents are amortized on the straight-line method over an estimated average useful life of 10 years. Other intangibles, established in fresh-start, represent the fair market value of non-compete agreements and is being amortized over two years, the term of the non-compete agreement. Amortization of intangibles for each of the next five years is: $614 in 2005 and $460 for each of the next four years.

9.	Accrued Liabilities

Accrued liabilities were comprised of:

	December	December
	31, 2004	31, 2003
Compensation and employee benefits	$15,948	$15,990
Taxes	1,758	2,525
Accrued volume and sales discounts	1,452	1,566
Restructuring (see note 13)	192	1,840
Other	6,470	6,355

	$25,820	$28,276

10.	Debt Obligations (Dollars in Thousands, Except For Number of Shares and Warrants, and Per Share, Per Warrant and Per Bond Amounts)

On June 29, 2004, the Company issued $90,000 of new 11.5% Senior Secured Notes due 2011 (“11.5% Senior Secured Notes”) and 90,000 warrants (“New Warrants”) to purchase an aggregate of 805,230 shares of common stock of the Company. The proceeds of the 11.5% Senior Secured Notes and the 90,000 New Warrants totaled $90,000. The 11.5% Senior Secured Notes have a maturity date of, and the New Warrants expire on June 15, 2011. The $90,000 proceeds were used for the (i) repurchase of $55,527 principal amount of the 8% Notes at a price of 90% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon; (ii) early termination of the General Electric Capital Corporation (“GECC”) capital lease and repurchase of the operating assets subject thereto for a purchase price of $33,000; and (iii) payment of fees and expenses associated with the refinancing and repurchase of existing debt. In addition, the Company entered into a new $20,000 revolving credit facility with a financial institution. The revolving credit facility is a five-year facility with a June 29, 2009 maturity date.

Each of the 90,000 New Warrants entitles the holder to purchase 8.947 shares of the Company’s common stock at an exercise price of $.01 per share. The New Warrants were valued for accounting purposes using a fair value method. Using a fair value method each of the 90,000 New Warrants was valued at $11.117 for an aggregate fair value of the warrant issuance of $1,001. The remaining $88,899 of aggregate proceeds were allocated to the carrying value of the 11.5% Senior Secured Notes as of June 29, 2004.

Outstanding short-term and long-term debt consisted of:

	December	December
	31, 2004	31, 2003
Short-term debt, current maturity of long-term debt and capital lease obligations:
Viskase Capital Lease Obligation		$21,299
Other	$384	4

Total short-term debt	$384	$21,303

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	December	December
	31, 2004	31, 2003
Long-term debt:
11.5% Senior Secured Notes	$89,071
8% Notes	11,757	$46,248
Viskase Capital Lease Obligation		23,500
Other	134	102

Total long-term debt	$100,962	$69,850

New Revolving Credit Facility

On June 29, 2004, the Company entered into a new $20,000 secured revolving credit facility (“New Revolving Credit Facility”). The New Revolving Credit Facility includes a letter of credit subfacility of up to $10,000 of the total $20,000 maximum facility amount. The New Revolving Credit Facility expires on June 29, 2009. Borrowings under the loan and security agreement governing this New Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the New Revolving Credit Facility, we will be able to choose between two per annum interest rate options: (i) the lender’s prime rate and (ii) LIBOR plus a margin of 2.25% currently (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that the minimum interest rate shall be at least equal to 3.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable LIBOR rate margin less 50 basis points. The New Revolving Credit Facility also provides for an unused line fee of 0.375% per annum.

Indebtedness under the New Revolving Credit Facility is secured by liens on substantially all of the Company and the Company’s domestic subsidiaries’ assets, with liens (i) on inventory, account receivables, lockboxes, deposit accounts into which payments are deposited and proceeds thereof, will be contractually senior to the liens securing the 11.5% Senior Secured Notes and the related guarantees pursuant to an intercreditor agreement, (ii) on real property, fixtures and improvements thereon, equipment and proceeds thereof, will be contractually subordinate to the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement, (iii) on all other assets, will be contractually pari passu with the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement.

The New Revolving Credit Facility contains various covenants which will restrict the Company’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The New Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the New Revolving Credit Facility exceeds 30% of the facility amount. The New Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20,000 facility amount, is 3% through June 29, 2005, 2% through June 29, 2006, and 1% through June 29, 2007.

Old Revolving Credit Facility

The Company had a secured revolving credit facility (“Old Revolving Credit Facility”) with an initial availability of $10,000 with Arnos Corp., an affiliate of Carl C. Icahn. During February 2004, the amount of the Old Revolving Credit Facility availability increased by $10,000 to an aggregate amount of $20,000. The Old Revolving Credit Facility was terminated on June 29, 2004 in connection with the

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

issuance of the 11.5% Senior Secured Notes discussed below. Borrowings under the Old Revolving Credit Facility bore interest at a rate per annum at the prime rate plus 200 basis points.

The Old Revolving Credit Facility was secured by a collateral pool (“Collateral Pool”) comprised of (i) all domestic accounts receivable (including intercompany receivables) and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) substantially all domestic fixed assets (other than assets subject to the Company’s lease agreement with GECC); and (iv) a pledge of 65% of the capital stock of Viskase Europe Limited and Viskase Brasil Embalagens Ltda. The Old Revolving Credit Facility was also guaranteed by the Company’s significant domestic subsidiaries. Such guarantees and substantially all of such collateral were shared by the lender under the Old Revolving Credit Facility, the holders of the 8% Notes and GECC under the GECC lease pursuant to intercreditor agreements. Pursuant to such intercreditor agreements, the security interest of the Old Revolving Credit Facility had priority over all other liens on such Collateral Pool.

Under the terms of the Old Revolving Credit Facility, the Company was required to maintain a minimum annual level of EBITDA of $16,000 calculated at the end of each calendar quarter. The Old Revolving Credit Facility contained covenants with respect to the Company limiting (subject to a number of important qualifications), among other things, (i) the ability to pay dividends or redeem or repurchase common stock, (ii) incurrence of indebtedness, (iii) creation of liens, (iv) certain affiliate transactions, (v) the ability to merge into another entity, (vi) the ability to consolidate with or merge with another entity and (vi) the ability to dispose of assets.

There were no short-term borrowings under either of the revolving credit facilities during 2004.

The average interest rate for borrowings during 2003 under the Old Revolving Credit Facility was 6.2%.

11.5% Senior Secured Notes

On June 29, 2004, the Company issued $90,000 of 11.5% Senior Secured Notes that bear interest at a rate of 11.5% per annum, payable semi-annually in cash on June 15 and December 15, commencing on December 15, 2004. The 11.5% Senior Secured Notes mature on June 15, 2011.

The 11.5% Senior Secured Notes will be guaranteed on a senior secured basis by all of our future domestic restricted subsidiaries that are not immaterial subsidiaries (as defined). The 11.5% Senior Secured Notes and the related guarantees (if any) are secured by substantially all of the tangible and intangible assets of the Company and guarantor subsidiaries (if any); and includes the pledge of the capital stock directly owned by the Company or the guarantors; provided that no such pledge will include more than 65% of any foreign subsidiary directly owned by the Company or the guarantor. The Indenture and the security documents related thereto provide that, to the extent that any rule is adopted, amended or interpreted that would require the filing with the SEC (or any other governmental agency) of separate financial statements for any of our subsidiaries due to the fact that such subsidiary’s capital stock secures the Notes, then such capital stock will automatically be deemed not to be part of the collateral securing the Notes to the extent necessary to not be subject to such requirement. In such event, the security documents may be amended, without the consent of any holder of Notes, to the extent necessary to release the liens on such capital stock.

With limited exceptions, the 11.5% Senior Secured Notes require that the Company maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Fiscal quarter ending	Amount
September 30, 2004 through September 30, 2006	$16,000
December 31, 2006 through September 30, 2008	$18,000
December 31, 2008 and thereafter	$20,000

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the New Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15,000. The minimum annual level of EBITDA covenant is not currently in effect as the Company’s unrestricted cash and the amount of available credit under the New Revolving Credit Facility exceeds $15,000. The Company’s EBITDA as of December 31, 2004 would have exceeded the required covenant level if the covenant had been in effect at that time.

The 11.5% Senior Secured Notes limit the ability of the Company to (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments, (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and, (x) change the nature of our business. At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of December 31, 2004 is approximately 130%.

On or after June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at the following redemption prices, plus accrued and unpaid interest to the date of redemption:

For the periods below	Percentage
On or after June 15, 2008	105 3/4%
On or after June 15, 2009	102 7/8%
On or after June 15, 2010	100%

Prior to June 15, 2007, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the 11.5% Senior Secured Notes with the net proceeds of any equity offering at 111 1/2% of their principal amount, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the 11.5% Senior Secured Notes remains outstanding immediately following the redemption.

Within 90 days after the end of each fiscal year ending in 2006 and thereafter, for which the Company’s Excess Cash Flow (as defined) was greater than or equal to $2.0 million, the Company must offer to purchase a portion of the 11.5% Senior Secured Notes at 101% of principal amount, together with accrued and unpaid interest to the date of purchase, with 50% of our Excess Cash Flow from such fiscal year (“Excess Cash Flow Offer Amount”); except that no such offer shall be required if the New Revolving Credit Facility prohibits such offer from being made because, among other things, a default or an event of default is then outstanding thereunder. The Excess Cash Flow Offer

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Amount shall be reduced by the aggregate principal amount of 11.5% Senior Secured Notes purchased in eligible open market purchases as provided in the indenture.

If the Company undergoes a change of control (as defined), the holders of the 11.5% Senior Secured Notes will have the right to require the Company to repurchase their 11.5% Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of purchase.

If the Company engages in asset sales, it must either invest the net cash proceeds from such sales in its business within a certain period of time (subject to certain exceptions), prepay indebtedness under the New Revolving Credit Facility (unless the assets that are the subject of such sales are comprised of real property, fixtures or improvements thereon or equipment) or make an offer to purchase a principal amount of the 11.5% Senior Secured Notes equal to the excess net cash proceeds. The purchase price of each 11.5% Senior Secured Note so purchased will be 100% of its principal amount, plus accrued and unpaid interest to the date of purchase.

8% Notes

The 8% Notes bear interest at a rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of 8% Notes (paid-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of 8% Notes (paid-in-kind). Thereafter, interest will be payable in cash. The 8% Notes mature on December 1, 2008.

On June 29, 2004, the Company repurchased $55,527 aggregate principal amount of its 8% Notes, and the holders (i) released the liens on the collateral that secured the 8% Notes, (ii) contractually subordinated the Company’s obligations under the 8% Notes to obligations under certain indebtedness, including the new 11.5% Senior Secured Notes and the New Revolving Credit Facility; and (iii) eliminated substantially all of the restrictive covenants contained in the indenture governing the 8% Notes. The carrying amount of the remaining 8% Notes outstanding at December 31, 2004 is $11,757.

Prior to June 29, 2004, the 8% Notes were secured by a collateral pool comprised of (i) all domestic accounts receivable and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) all instruments, investment property and other intangible assets, (iv) substantially all domestic fixed assets and (v) a pledge of 100% of the capital stock of two of the Company’s domestic subsidiaries, but excluding assets subject to the GECC lease, certain real estate and certain assets subject to prior liens. Pursuant to an intercreditor agreement, the prior security interest of the holders of the 8% Notes in such collateral was subordinated to the lender under the Old Revolving Credit Facility and was senior to the security interest of GECC under the GECC lease. As of June 29, 2004, the 8% Notes were no longer secured by the collateral pool and accordingly, are effectively subordinated to the 11.5% Senior Secured Notes.

The 8% Notes were valued at market in fresh-start accounting. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

The following table summarizes the carrying value of the 8% Notes at December 31 assuming interest through 2006 is paid in the form of 8% Notes (paid-in-kind):

	2004	2005	2006	2007
8% Notes
Principal	$15,983	$17,261	$18,684	$18,684
Discount	4,226	3,305	2,283	1,148

Carrying value	$11,757	$13,956	$16,401	$17,536

Letter of Credit Facility

Letters of credit in the amount of $2,649 were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at December 31, 2004.

The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand. The New Revolving Credit Facility provides additional financial flexibility.

GECC

In April 2004, the Company renegotiated and amended its lease arrangement with GECC. Under terms of the amended lease, six payments of approximately $6,092 were due semi-annually on February 28 and August 28 beginning in February 2005. As part of the renegotiation of the lease, the Company agreed to purchase the assets at their fair market value of $9,500. The Company obtained the option to terminate the lease early upon payment of $33,000 through February 28, 2005; thereafter the amount of the early termination payment would decrease upon payment of each semi-annual capital lease payment. The equipment would transfer to the Company free and clear of all liens on the earlier of (i) the payment of the early termination amount, plus any accrued interest due and payable at 6% per annum or (ii) the payment of the final installment due August 28, 2007.

On June 29, 2004, the Company exercised its $33,000 early termination payment option, terminated the lease and acquired title to the leased equipment. The leased equipment was transferred to the Company free and clear of all liens.

Aggregate maturities of debt for each of the next five years are:

	2005	2006	2007	2008	2009	Thereafter
11.5% Senior Secured Notes						$90,000
8% Notes				$18,684
Other	$3					1

	$3			$18,684		$90,001

11.	Operating Leases

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facilities leases require the Company to pay maintenance, insurance and real estate taxes.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Future minimum lease payments for operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004, are:

2005	$1,448
2006	1,364
2007	1,143
2008	972
2009	982
Total thereafter	1,213

Total minimum lease payments	$7,122

Total rent expense during 2004, 2003 and 2002 amounted to $2,409, $2,259, and $1,971, respectively.

12.	Retirement Plans

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 31, 2004, the North American operations of the Company and the Company’s operation in Germany have non-contributory defined benefit retirement plans covering substantially all salaried and full time hourly employees hired prior to March 31, 2003. Benefits are based on years of credited service and final average compensation, as defined in the plans. Pension cost is computed using the projected unit credit method. The discount rate used approximates the average yield for high-quality corporate bonds as of the valuation date. The Company’s policy is to fund the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 and the applicable foreign laws and regulations.

Prior to April 1, 2004, participants under the United States defined benefit plan were eligible for an unreduced benefit calculated based years of credited service and final average compensation upon the earlier of (i) normal retirement age (i.e. 65); (ii) attainment of age 62 and 10 years of credit service; or (iii) reaching “85-points” calculated based upon age and years of credit service. Effective to April 1, 2004, the defined benefit retirement plan was amended to (i) eliminate the unreduced early retirement option and (ii) close the define benefit plan to employees hired after March 31, 2003, for all employees in the United States who are not covered by a collective bargaining agreement. Retirement benefits payable for all United States employees, who are not covered by a collective bargaining unit, will be the greater of benefits earned as of (i) March 31, 2004 or (ii) benefits calculated after elimination of the early retirement option, as defined in the plans. The effect of the plan amendment on the accumulated benefit obligation is included in the pension benefit table that follows.

United States employees hired after March 31, 2003, who are not covered by a collective bargaining agreement, are eligible for a defined contribution benefit equal to three percent of base earnings, as defined by the plan.

The United States and Canadian operations of the Company have historically provided post-retirement health care and life insurance benefits. The Company accrues for the accumulated post-retirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions. Prior to April 1, 2004, retirees under the United States plan were eligible for post-retirement benefits at age 50 and 10 years of credited service. Effective April 1, 2004, the post-retirement health care and life insurance benefits eligibility requirements for United States employees who are not covered by a collective bargaining agreement were amended to

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

increase eligibility to age 55 and 20 years of credited service. The effect of the plan amendment on the accumulated benefit obligation is included in the other benefits table that follows.

Subsequently, the Company terminated post-retirement health care benefits as of December 31, 2004 for all active employees and all retirees in the United States who are not covered by a collective bargaining agreement. The termination of these United States post-retirement medical benefits resulted in a $34,055 curtailment gain.

In December of 2002, the Company recognized a minimum pension liability adjustment that is due to changes in plan return assumptions and asset performance (see note 21, Comprehensive Gain (Loss)).

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Pensions and Other Post-Retirement Benefits Plans - North America

	Reorganized Company		Predecessor Company
		April 3, 2003	January 1,
		to	2003 to
		December 31,	April 2,
	2004	2003	2003	2002

Accumulated benefit obligation (ABO)	$120,857	$113,127	$105,878	$102,190
Change in benefit obligation
Projected benefit obligation at beginning of year	$126,087	$117,453	$115,186	$107,251
Service cost	1,730	1,556	545	1,924
Interest cost	7,358	5,634	1,872	7,521
Actuarial losses	7,303	6,644	2,353	5,711
Benefits paid	(7,287)	(5,818)	(2,855)	(7,275)
Plan amendment	(3,579)			(4)
Translation	226	618	352	58

Estimated benefit obligation at end of period	$131,838	$126,087	$117,453	$115,186

Change in plan assets
Fair value of plan assets at beginning of period	$81,353	$72,161	$75,115	$89,058
Actual return on plan assets	6,458	13,768	(798)	(7,888)
Employer contribution	6,030	633	345	1,164
Benefits paid	(7,287)	(5,818)	(2,855)	(7,275)
Translation	214	609	354	56

Estimated fair value of plan assets at end of period	$86,768	$81,353	$72,161	$75,115

Reconciliation of accrued benefit cost at end of period
Funded status	$(45,070)	$(44,734)	$(45,292)	$(40,071)
Unrecognized net loss (gain)	4,923	(2,683)		33,940
Unrecognized prior service cost	(3,306)			437

Accrued benefit cost	$(43,453)	$(47,417)	$(45,292)	$(5,694)

Amounts recognized in statement of financial position
Prepaid benefit cost				$29
Accrued benefit liability	$(43,602)	$(47,517)	$(45,292)	(32,806)
Intangible asset				338
Accumulated other comprehensive loss	149	100		26,745

Net amount recognized	$(43,453)	$(47,417)	$(45,292)	$(5,694)

Weighted-average assumptions as of end of period
Discount rate	5.74%	6.25%	6.75%	6.75%
Expected return on plan assets	8.66%	8.67%	8.67%	8.89%
Rate of compensation increase	3.50%	3.50%	3.75%	3.75%

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Other Benefits
	Reorganized Company		Predecessor Company
		April 3, 2003	January 1,
		to	2003 to
		December 31,	April 2,
	2004	2003	2003	2002

Accumulated benefit obligation (ABO)
Change in benefit obligation
Projected benefit obligation at beginning of period	$57,702	$53,038	$50,846	$44,615
Service cost	918	709	227	777
Interest cost	3,762	2,585	837	3,270
Plan amendment	(3,006)
Actuarial losses	10,289	3,542	1,502	4,481
Effect of curtailment	(44,139)
Benefits paid	(3,260)	(2,603)	(574)	(2,322)
Translation	173	431	200	25

Estimated benefit obligation at end of period	$22,439	$57,702	$53,038	$50,846

Change in plan assets
Fair value of plan assets at beginning of period
Actual return on plan assets
Employer contribution	3,070	2,603	574	2,322
Benefits paid	(3,070)	(2,603)	(574)	(2,322)

Estimated fair value of plan assets at end of period	$0	$0	$0	$0

Reconciliation of accrued benefit cost at end of period
Funded status	$(22,439)	$(57,702)	$(53,038)	$(50,846)
Unrecognized net actuarial loss	921			9,236
Unrecognized prior service cost	(729)	3,401

Accrued benefit cost	$(22,247)	$(54,301)	$(53,038)	$(41,610)

Weighted-average assumptions as of end of period
Discount rate	5.82%	6.27%	6.50%	6.73%

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 10.0% in 2005 for the U.S. plan and 8.0% in 2004 for the Canadian plan. The rates were assumed to grade down to 5% by 2010 for the U.S. plan and to grade down to 5% by 2007 for the Canadian plan.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Pursuant to instructions in Financial Accounting Standards Board Staff Position 106-1 and the election by Viskase to defer recognition, the retiree medical obligations and costs reported in these financial statements do not yet reflect the effect of those new Medicare benefits. By 2006, the Company expects to modify its retiree medical plans to coordinate with the new Medicare prescription drug program. As a result, the Company anticipates that its overall obligations and costs will be lower once those modifications are reflected.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Pension Benefits
	Reorganized Company		Predecessor Company
		April 3, 2003	January 1,
		to	2003 to
		December 31,	April 2,
	2004	2003	2003	2002
Component of net period benefit cost
Service cost	$1,730	$1,556	$545	$1,924
Interest cost	7,357	5,634	1,872	7,522
Expected return on plan assets	(7,027)	(4,585)	(1,396)	(7,686)
Amortization of prior service cost	(273)	144	14	56
Amortization of actuarial (gain) loss	265		532	463

Net periodic benefit cost	2,052	2,749	1,567	2,279
One-time recognition of unamortized balance			38,376

Total net periodic benefit cost	$2,052	$2,749	$39,943	$2,279

Upon emergence from bankruptcy, the liabilities of the plans were re-measured as of April 2, 2003. A one-time charge of $38,376 was recorded to immediately recognize all unrecognized gains and losses.

The following table provides a summary of the estimated benefit payments for the pension plans for the next five fiscal years individually and for the following five fiscal years in the aggregate.

Year	Total Estimated Pension Payments
(in thousands)
2005	$7,266
2006	7,294
2007	7,328
2008	7,396
2009	7,502
2010-2014	39,851

	Other Benefits
	Reorganized Company		Predecessor Company
		April 3, 2003	January 1,
		to	2003 to
		December 31,	April 2,
	2004	2003	2003	2002

Component of net period benefit cost
Service cost	$918	$709	$227	$777
Interest cost	3,762	2,585	837	3,270
Amortization of prior service cost	(230)	141
Amortization of actuarial (gain) loss	638		112	363

Net periodic benefit cost	5,088	3,435	1,176	4,410
One-time recognition of unamortized balance			10,627
Effect of curtailment	(34,055)

Total net periodic benefit cost	$(28,967)	$3,435	$11,803	$4,410

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

The Company terminated post-retirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who are not covered by a collective bargaining agreement. The termination of the United States post-retirement medical benefits resulted in a $34,055 reduction in the unfunded post-retirement liability included in Accrued Employee Benefits on the consolidated balance sheets.

The following table provides a summary of the estimated benefit payments for the post-retirement benefit plans for the next five fiscal years individually and for the following five fiscal years in the aggregate:

Year	Total Estimated Post-Retirement Benefit Payments
(in thousands)
2005	$1,023
2006	1,068
2007	1,120
2008	1,150
2009	1,196
2010-2014	6,760

Assumed health care cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rate would have the following effects:

	Other Benefits
	Reorganized Company		Predecessor Company
		April 3, 2003	January 1,
		to	2003 to
		December 31,	April 2,
	2004	2003	2003	2002

Effect of 1% change in medical trend cost
Based on a 1% increase
Change in accumulated post-retirement benefit obligation	$697	$2,450	$2,244	$2,272
Change in service cost and interest	126	184	45	179
Based on a 1% decrease
Change in accumulated post-retirement benefit obligation	(746)	(2,792)	(2,563)	(2,593)
Change in service cost and interest	(154)	(210)	(51)	(207)

Savings Plans

The Company also has defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time United States employees. The defined contribution savings plans allow employees to choose among various investment alternatives. The Company’s aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $791, $684 and $754 in 2004, 2003 and 2002, respectively.

International Plans

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 2004, 2003 and 2002 was $1,318, $285 and $42, respectively. As of their most recent valuation dates, in plans where vested benefits exceeded plan

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

assets, the actuarially computed value of vested benefits exceeded those plans’ assets by approximately $3,534.

13.	Restructuring Charges (Dollars in Millions)

During the first quarter of 2004, the Company committed to a restructuring plan to continue to address the Company’s competitive environment. The plan resulted in a before tax charge of $0.8 million. Approximately 13% of the home office personnel were laid off due to the restructuring plan. The 2004 restructuring charge is offset by a reversal of an excess reserve of $0.1 million relating to the 2003 restructuring reserve.

During the third and fourth quarters of 2003, the Company committed to a restructuring plan to address the industry’s competitive environment. The plan resulted in a before-tax charge of $2.6 million. Approximately 2% of the Company’s worldwide workforce was laid off due to the 2003 restructuring plan. The Company reversed an excess reserve of $1.6 million, of which $1.3 million was Nucel® technology third-party license fees that had been renegotiated. The Nucel® technology third-party license fees were originally reflected in the 2000 restructuring reserve. The remaining $0.3 million represents an excess reserve for employee costs that were originally reflected in the 2002 restructuring reserve.

During the second quarter of 2002, the Company committed to a restructuring plan to address the industry’s competitive environment. The plan resulted in a before-tax charge of $3.2 million. Approximately 2% of the Company’s worldwide workforce was laid off due to the 2002 restructuring plan. In connection with the restructuring, the Company wrote off the remaining net book value of the Nucel® equipment and the costs associated with the decommissioning of this equipment. The Company also reversed an excess reserve of $9.3 million for Nucel® technology third-party license fees that had been renegotiated during the second quarter of 2002. The Nucel® technology license fees were originally reflected in the 2000 restructuring reserve.

In the fourth quarter of 2002 and the year-to-date period, the Company paid third-party license fees of approximately $0.6 million and $2.3 million, respectively. The renegotiated Nucel® technology third-party license fee payments remaining are estimated at $0.9 million, $0.4 million, $0.2 million, $0.2 million and $0.5 million for the year periods 2003 to 2007 and are included in the 2000 restructuring reserve.

Restructuring Reserves

The following table provides details of the 2004, 2003 and 2000 restructuring reserves for the period ended December 31, 2004:

	Restructuring				Restructuring
	reserve as of				reserve as of
	December 31,	2004		Other	December 31,
	2003	Charge	Payments	adjustments	2004

2004 employee costs		$0.8	$(0.7)	$(0.1)
2003 employee costs	$1.6		$(1.5)		$0.1
2000 Nucel® license fees	0.2				0.2

Total restructuring charge payments	$1.8	$0.8	$(2.2)	$(0.1)	$0.3

14.	Capital Stock and Paid in Capital

Authorized shares of preferred stock $(0.01 par value per share) and common stock $(0.01 par value per share) for the Company are 50,000,000 shares and 50,000,000 shares, respectively. A total of 10,670,053 shares of common stock were issued and 9,632,022 were outstanding as of December

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

31, 2004. A total of 10,670,053 shares of common stock were issued and 10,381,298 were outstanding as of December 31, 2003.

Under terms of the restructuring, 660,000 shares of common stock were reserved for grant to management and employees under the Viskase Companies, Inc. Restricted Stock Plan. On April 3, 2003, the Company granted 330,070 shares of restricted common stock (“Restricted Stock”) under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vested 12.5% on grant date; 17.5% on the first anniversary of grant date; 20% on the second anniversary of grant date; 20% on the third anniversary; and, 30% on the fourth anniversary of the grant date, subject to acceleration upon the occurrence of certain events. The Restricted Stock expense for 2004 and the nine-month period ended December 31, 2003, for the Reorganized Company is $6 thousand and $11 thousand, respectively. The value of the Restricted Stock was calculated based on the fair market value of approximately $0.10 per share for the new common stock upon emergence from bankruptcy using a multiple of cash flow calculation to determine enterprise value and the related equity value.

15.	Treasury Stock

In connection with the June 29, 2004 refinancing transaction, the Company purchased 805,270 shares of its common stock from the underwriter for a purchase price of $298. The common stock has been accounted for as treasury stock. The treasury shares are being held for use in connection with any exercise of the New Warrants.

16.	Warrants (Dollars in Thousands, Except Per Share and Per Warrant Amounts)

On June 29, 2004, the Company issued $90,000 of 11.5% Senior Secured Notes together with the 90,000 Warrants to purchase an aggregate of 805,230 shares of common stock of the Company (New Warrants). The aggregate purchase price of the 11.5% Senior Secured Notes and the 90,000 of New Warrants was $90,000. Each of the New Warrants entitles the holder to purchase 8.947 shares of the Company’s common stock at an exercise price of $.01 per share through the June 15, 2011 expiration date.

The New Warrants were valued for accounting purposes using a fair value method. Using a fair value method, each of the New Warrants was valued at $11.117 for an aggregate fair value of the warrant issuance of $1,001.

Pursuant to the Bankruptcy Plan, holders of the Old Common Stock received Warrants to purchase shares of New Common Stock. At December 31, 2004, 304,127 Warrants are outstanding. The Warrants have a seven-year term expiring on April 2, 2010, and have an exercise price of $10.00 per share.

17.	Income Taxes

	Reorganized Company		Predecessor Company
		April 3, 2003	January 1, 2003
		to	to
	2004	December 31, 2003	April 2, 2003	2002
Pretax income (loss) from continuing operations consisted of
Domestic	$22,242	$(47,739)	$151,141	$(18,417)
Foreign	(1,566)	522	1,011	(2,210)

Total	$20,676	$(47,217)	$152,152	$(20,627)

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

The provision (benefit) for income taxes consisted of:

	Reorganized Company		Predecessor Company
			January 1,
		April 3, 2003	2003
		to	to
		December 31,	April 2,
	2004	2003	2003	2002
Current
Federal				$(2,145)
Foreign	$558	$449	$614	1,530
State	4	13	4	36

Total current	562	462	618	(579)

Deferred
Federal	(4,700)
Foreign	(503)	(1,052)	(339)	(718)
State

Total deferred	(5,203)	(1,052)	(339)	(718)

Total	$(4,641)	$(590)	$279	$(1,297)

     A reconciliation from the statutory Federal tax rate to the effective tax rate follows:

	Reorganized Company		Predecessor Company
			January 1,
		April 3, 2003	2003
		to	to
		December 31,	April 2,
	2004	2003	2003	2002
Statutory Federal tax rate	35.00%	35.00%	35.00%	35.00%
Increase (decrease) in tax rate due to:
State and local taxes net of related Federal tax benefit	(0.02)	0.03		(0.17)
Net effect of taxes relating to foreign operations	(0.06)	2.28	(0.07)	(2.03)
Reversal of overaccrued taxes	(22.73)
Valuation allowance changes and other	(34.67)	(35.89)	(34.75)	(26.50)
Other	0.03	(0.06)	0.01

Effective tax rate from continuing operations	(22.45)%	1.36%	0.19%	6.30%

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

     Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 2004 and 2003 are as follows:

	Year 2004
	Temporary difference		Tax effected
	Deferred	Deferred	Deferred	Deferred
	tax	tax	tax	tax
	assets	liabilities	assets	liabilities
Depreciation basis differences		$51,170		$19,956
Inventory basis differences		3,812		1,487
Employee benefits accruals	66,715		26,019
Self insurance accruals and reserves	2,763		1,078
Other accruals and reserves	15		6
Foreign exchange and other		23,943		9,338
Valuation allowances	—	25,660		10,008

	$69,493	$104,585	$27,103	$40,789

	Year 2003
	Temporary difference		Tax effected
	Deferred	Deferred	Deferred	Deferred
	tax	tax	tax	tax
	assets	liabilities	assets	liabilities
Depreciation basis differences		$66,358		$25,880
Inventory basis differences		4,743		1,850
Lease transaction	$44,799		$17,472
Pension and health care	73,947		28,838
Employee benefits accruals	5,084		1,983
Self insurance accruals and reserves	3,153		1,230
Other accruals and reserves	15		6
Foreign exchange and other		23,943		9,338
Valuation allowances	—	78,670		30,680

	$126,998	$173,714	$49,529	$67,748

During the calendar year 2003, the Company emerged out of bankruptcy with the conversion of $163 million of Old Senior Notes being converted to 8% Senior Notes and stock. This results in a $103 million reduction of debt, which represents cancellation of debt income (“COD”), which is governed by Internal Revenue Code Section 108. Under Section 108, the Company did not recognize any taxable income for calendar year 2003 but reduced tax attributes up to the extent of the COD income. This tax attribute reduction was used to eliminate the Company’s Net Operating Loss carryforward and reduced the tax basis of assets that the Company had previously written off for book purposes.

The Company joins in filing a United States consolidated Federal income tax return including all of its domestic subsidiaries.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

18.	Commitments

As of December 31, 2004 and 2003, the Company had capital expenditure commitments outstanding of approximately $4,657 and $7,373, respectively.

19.	Contingencies

In 1988, Viskase Canada Inc. (“Viskase Canada”), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation (“Union Carbide”) in the Ontario Superior Court of Justice, Court File No.: 292270188 seeking damages resulting from Union Carbide’s breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 (“Agreement”). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business (“Business”), which purchase included a facility in Lindsay, Ontario, Canada (“Site”). Viskase Canada is claiming that Union Carbide breached several representations and warranties and deliberately and/or negligently failed to disclose the existence of contamination on the Site.

In November 2000, the Ontario Ministry of the Environment (“MOE”) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (“PCB”) contamination. Viskase Canada and The Dow Chemical Company, corporate successor to Union Carbide (“Dow”), have been working with the MOE in investigating the PCB contamination and developing, if appropriate, a remedial plan for the Site and the affected area.

The Company and Dow have reached an agreement in principle for resolution of all outstanding matters between them whereby Dow would repurchase the site for $1,375 (Canadian), would be responsible and assume the cost of remediation of the site, would indemnify Viskase Canada and its affiliates, including the Company, in relation to all related environmental liabilities at the site and dismissal of the action referred to above. As of December 31, 2004, the Company had a reserve of $538 (U.S.) for property remediation and cost.

In 1993, the Illinois Department of Revenue (“IDR”) submitted a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in Bankruptcy Court, Bankruptcy Case Number 93 B 319 for alleged liability with respect to the IDR’s denial of the Company’s allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries. In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861; and in February 2002 the district court affirmed the Bankruptcy Court’s order. IDR appealed the district court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the district court and remanded the case for further proceedings. The matter is now before the Bankruptcy Court for further determination. As of December 31, 2004, the tax liabilities, interest and penalties claimed totaled approximately $2,860.

During 1999 and 2000, the Company and certain of its subsidiaries and one other sausage casings manufacturer were named in ten virtually identical civil complaints filed in the United States District Court for the District of New Jersey. The District Circuit ordered all of these cases consolidated in Civil Action No. 99-5195-MLC (D.N.J.). Each complaint brought on behalf of a purported class of sausage casings customers alleges that the defendants unlawfully conspired to fix prices and allocate business in the sausage casings industry. In 2001, all of the consolidated cases were transferred to the United States District Court for the Northern District of Illinois, Eastern Division. The Company strongly denies the allegations set forth in these complaints.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

In May 2004, the Company entered into settlement agreement, without the admission of any liability (“Settlement Agreement”) with the plaintiffs. Under terms of the Settlement Agreement, the plaintiffs fully released the Company and its subsidiaries from all liabilities and claims arising from the civil action in exchange for the payment of a $300 settlement amount, which amount was reserved in the December 31, 2003 financial statements.

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of approximately $2,700 (Canadian) plus additional interest and possible penalties to accrue from August 31, 2001. This assessment is based upon Viskase Canada’s failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period, Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. The Notice of Objection found in favor of the Department of Revenue. The Company has appealed the decision. The Company has provided for a reserve of $300 U.S. for interest and penalties, if any, but have not provided for a reserve for the underlying sales tax. Although the ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period, Viskase Canada could be required to pay the amount of the underlying sales tax prior to collecting such tax from its customers, and its customers may be unwilling to fully reimburse Viskase Canada for such tax. Viskase Canada is negotiating with the Quebec Department of Ministry to avoid having to collect the sales tax from customers. Those negotiations have resulted in Viskase Canada making a settlement offer, whereby Viskase Canada would pay $300 (Canadian) and there would be no collection of the underlying sales tax from the customers of Viskase Canada. The settlement offer has been recommended internally for approval by the ultimate decision making authority within the Quebec Department of Revenue.

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, will be required to meet maximum achievable control technology (“MACT”) air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules is required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $5,800 in capital expenditures for MACT, and expects to spend an additional $4,500 over the next 12 months to become compliant with MACT rules at our two U.S. extrusion facilities. Although the Company is in the process of installing the technology necessary to meet these emissions standards at our two extrusion facilities, our failure to do so, or our failure to receive any further compliance extensions from the regulatory agencies, if required, could result in substantial penalties, including civil fines of up to $65 per facility per day or a shutdown of our U.S. extrusion operations.

The Company is involved in these and various other legal proceedings arising out of our business and other environmental matters, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

20.	Earnings Per Share

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS (in thousands, except for number of shares and per share amounts):

			Predecessor
	Reorganized Company		Company
	Year	April 3	January 1
	Ended	through	through
	December	December	April
	31, 2004	31, 2003	2, 2003	2002
NUMERATOR:

Income (loss) available to common stockholders:

Net income (loss)	$25,317	($46,627)	$151,873	($19,330)

Net income (loss) available to common stockholders for basic and diluted EPS	$25,317	($46,627)	$151,873	($19,330)

DENOMINATOR:

Weighted average shares outstanding for basic EPS	10,013,828	10,381,298	15,314,553	15,316,183

Effect of dilutive securities	854,324

Weighted average shares outstanding for diluted EPS	10,868,152	10,381,298	15,314,553	15,316,183

Common stock equivalents, consisting of the 2008 Warrants for 805,270 and the 500,000 stock options issued to the President and Chief Executive Officer are dilutive and the effect of these dilutive securities have been included in weighted average shares for diluted earning per share using the treasury method for the Reorganized Company. Common stock equivalents, consisting of common stock options (all of which were canceled upon emergency from bankruptcy), are excluded from the weighted-average shares outstanding as the effect is antidilutive on the Predecessor Company.

The vested portion of the Restricted Stock is included in the weighted-average shares outstanding for basic earnings per share for the Reorganized Company. Common stock equivalents, consisting of the 2010 Warrants, exercisable for a total of 304,127 shares of common stock, and the unvested restricted stock, totaling 280,005 shares, issued by the Reorganized Company have been excluded as their effect is antidilutive. Non-vested shares that vest based solely on continued employment and are not subject to any performance contingency are included in the computation of diluted EPS using the treasury stock method.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

21.	Comprehensive Gain (Loss) The following sets forth the changes in the components of other comprehensive income (loss) and the related income tax (benefit) provision (in thousands):

	Reorganized Company		Predecessor Company
		April 3, 2003	January 2,
		to	2003
		December 31,	to
	2004	2003	April 2, 2003	2002

Other comprehensive income (loss)
Foreign currency translation adjustment (1)	$3,061	$4,547	$(845)	$3,711
Minimum pension liability adjustment (2)				(21,573)

Other comprehensive income (loss), net of tax	$3,061	$4,547	$(845)	$(17,862)

(1)	Foreign currency translation adjustments, net of related tax provision of $0 for all periods.

(2)	Minimum pension liability adjustment, net of a related tax provision of $0 in 2002. The minimum pension liability adjustment is due to changes in plan return assumptions and asset performance.

22.	Stock-Based Compensation (Dollars in Thousands, Except Per Share Amounts)

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.

2004
Net income:
As reported	$25,317
Pro forma	$25,295
Basic earnings per share:
As reported	$2.53
Pro forma	$2.53
Diluted earnings per share:
As reported	$2.33
Pro forma	$2.33

The fair values of the options granted during 2004 were estimated on the date of grant using the binomial option pricing model. The assumptions used and the estimated fair values are as follows:

2004
Expected term	5 years
Expected stock volatility	16.05%
Risk-free interest rate	3.44%
Fair value	$0.54

The Company has granted non-qualified stock options to its chief executive officer for the purchase of 500,000 shares of its common stock under an employment agreement. Options are granted at fair market value at date of grant and one-third vests on each of the first, second and third anniversaries

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

of the employment agreement, subject to acceleration in certain events. The options expire five years from the date of grant. The Company’s outstanding options were:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding, January 1, 2004	0
Granted	500,000	$2.40
Exercised	0
Terminated and expired	0

Outstanding, December 31, 2004	500,000	$2.40

None of the options were exercisable as of December 31, 2004.

23.	Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value as of December 31, 2004, of the Company’s financial instruments (refer to Notes 4 and 10)

	Carrying	Estimated
	value	fair value
Assets
Cash and cash equivalents	$30,255	$30,255
Restricted cash	3,461	3,461

	$33,716	$33,716
Liabilities
Long-term debt	$100,962	$103,801

24.	Research and Development Costs

Research and development costs from continuing operations for the Reorganized Company are expensed as incurred and totaled $2,697 for 2004 and $2,628 for the period April 3 through December 31, 2003. Research and development costs from continuing operations for the Predecessor Company are expensed as incurred and totaled $970 and $4,837 for the period January 1 through April 3, 2003 and 2002, respectively.

25.	Related-Party Transactions

Reorganized Company

During the year ended December 31, 2004, the Company purchased $98 in telecommunication services in the ordinary course of business from XO Communications, Inc., an affiliate of Carl C. Icahn, who may be deemed to be a beneficial owner of approximately 29.1% of the Company’s common stock. The Company believes that the purchase of the telecommunications services were on terms at least as favorable as those that the Company would expect to negotiate with an unaffiliated party.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Arnos Corp., an affiliate of Carl C. Icahn, was the lender on the Company’s Old Revolving Credit Facility. The Company paid Arnos Corp. origination fees, interest and unused commitment fees of $144 during the year ended December 31, 2004 and $175 during the period from April 3, 2003 through December 31, 2003. The Company believes that the terms of the former revolving credit facility were at least as favorable as those that the Company would have expected to negotiate with an unaffiliated party.

On June 29, 2004 the Company repurchased 805,270 shares of common stock (representing approximately 7.34% of the issued and outstanding common stock on a fully diluted basis as of June 17, 2004) held by Jefferies & Company, Inc., the initial purchaser of the Outstanding Notes, or its affiliates for total consideration of $298.

Predecessor Company

Gregory R. Page, the President and Chief Operating Officer of Cargill, Inc., resigned as a director of the Company as of the date the Company emerged from bankruptcy in April 2003. During 2003, the Company had sales in the ordinary course of business of $613 to Cargill, Inc. and its affiliates, $200 of which occurred prior to Mr. Page’s resignation in April 2003.

26.	Business Segment Information and Geographic Area Information

The Company primarily manufactures and sells cellulosic food casings. The Company’s operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company’s corporate headquarters and are not allocated geographically. They include most of the Company’s debt and related interest expense and income tax benefits. Other expense for 2004, the period April 3 through December 31, 2003 for the Reorganized Company, the period January 1 through April 2, 2003 for the Predecessor Company, and 2002 includes net foreign exchange transaction gains (losses) of approximately $1,451, $3,280, $1,474, and $1,659, respectively.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Geographic Area Information

	Reorganized Company		Predecessor Company
		Nine
		months
		ended	Three
		December	months
		31,	ended
	2004	2003	April 2, 2003	2002
Net sales
United States	$130,654	$97,832	$29,470	$115,798
Canada				6,850
South America	7,630	5,857	1,606	7,424
Europe	87,072	60,705	17,939	66,458
Other and eliminations	(18,250)	(11,986)	(3,613)	(12,953)

	$207,106	$152,408	$45,402	$183,577

Operating income (loss)
United States	$13,488	$(37,063)	$(1,433)	$4,040
Canada	(665)	(376)	(98)	(449)
South America	(1,243)	(900)	(190)	(1,435)
Europe	(22)	(2,474)	(298)	186
Other and eliminations

	$11,558	$(40,813)	$(2,019)	$2,342

Identifiable assets
United States	$113,836	$115,711	$114,997	$131,447
Canada	842	745	770	1,466
South America	7,535	7,870	8,937	8,849
Europe	91,219	87,767	75,597	76,919
Other and eliminations

	$213,432	$212,093	$200,301	$218,681

United States export sales (reported in North America net sales above)
Asia	$18,159	$15,566	$4,445	$15,697
South and Central America	5,529	3,951	894	4,951
Other international	12,512	8,831	2,573	5,211

	$36,200	$28,348	$7,912	$25,859

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

27.	Quarterly Data (Unaudited)

Quarterly financial information for 2004 and 2003 is as follows (in thousands, except for per share amounts):

		Reorganized Company
	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$50,615	$50,797	$52,954	$52,740	$207,106
Gross margin	10,357	11,413	10,906	9,940	$42,616
Operating (loss) income	1,602	3,555	3,264	3,137	$11,558
Net (loss) income	(3,762)	(13,341)	2,000	40,420	$25,317
Net (loss) income per share — basic	$(0.36)	$(1.28)	$0.21	$4.20	$2.53
Net (loss) income per share — diluted	$(0.36)	$(1.19)	$0.19	$3.86	$2.33

	Predecessor	Reorganized Company
	Company				April 3,
	January 1,				through
	through	Second	Third	Fourth	December
2003	April 2,	Quarter	Quarter	Quarter	31,
Net sales	$45,402	$49,636	$51,458	$51,314	$152,408
Gross margin	7,371	10,762	11,684	9,973	32,419
Operating (loss) income	(2,019)	2,498	1,602	(44,913)	(40,813)
Net income (loss)	$151,873	$830	$(1,295)	$(46,162)	$(46,627)
Net income (loss) per share - basic and diluted	$9.91	$0.08	$(0.12)	$(4.33)	$(4.37)

Net income (loss) per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts in 2004 due not agree principally due to treasury stock purchases for basic and issuance of common stock equivalents for diluted per share amounts.

During the period January 1 through April 2, 2003, the Predecessor Company recognized the cancellation of debt and interest as income in the amount of $153,946 as a result of the Plan.

During the second quarter of 2003, the Company recognized a reversal of $333 for an excess reserve related to the 2002 restructuring reserve. The restructuring income is the result of a revised estimate for employee costs.

During the third quarter of 2003, the Company recognized restructuring expense of $1,500. The restructuring expense is a result of addressing the industry’s competitive environment and is composed of U.S. employee costs.

During the fourth quarter of 2003, the Company recognized a write-off of goodwill of $44,430 and intangibles of $2,375. Reviews for impairment are performed at least once a year at year-end or when circumstances warrant. In addition, the Company recognized a European restructuring charge of $1,002 addressing the industry’s competitive environment. This amount was offset by a reversal of an excess reserve of $1,200 for the renegotiated Nucel® license fee, originally recognized in the 2000 restructuring reserve. The loss will be measured based on the excess of carrying value over the determined fair value.

The Company terminated post-retirement health care benefits as of December 31, 2004 for all active employees and all retirees in the United States who are not covered by a collective bargaining

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

agreement. The termination of these United States post-retirement medical benefits resulted in a $34,055 curtailment gain.

SUPPLEMENTARY INFORMATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Provision				Balance
		beginning	charged to				at end
	Description	of period	expense	Write-offs	Recoveries	Other (1)	of period
Reorganized Company
2004	For the year ended December 31
	Allowance for doubtful accounts	$523	$146	$(52)	$77	$97	$791

2003	For the period April 3 to December 31
	Allowance for doubtful accounts		161		331	31	523

Predecessor Company
2003	For the period January 1 to April 2
	Allowance for doubtful accounts	1,334	113		1	(8)	1,440

2002	For the year ended December 31
	Allowance for doubtful accounts	1,470	477	(711)	22	76	1,334

2001	For the year ended December 31	1,675	425	(554)	54	(130)	1,470
	Allowance for doubtful accounts

Reorganized Company
2004	For the year ended December 31
	Reserve for obsolete and slow-moving inventories	1,781	1,915	(1,264)		114	2,546

2003	For the period April 3 to December 31
	Reserve for obsolete and slow-moving inventories		1,605			176	1,781

Predecessor Company
2003	For the period January 1 to April 2
	Reserve for obsolete and slow-moving inventories	2,725	171	(79)		(6)	2,811

2002	For the year ended December 31
	Reserve for obsolete and slow-moving inventories	2,816	1,670	(1,877)		116	2,725

2001	For the year ended December 31
	Reserve for obsolete and slow-moving inventories	5,029	1,150	(2,029)		(1,334)	2,816

(1)	Foreign currency translation

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002