Form 10-Q
period 2005-03-31
VISKASE COMPANIES INC
filed 2005-05-16
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   _______

                                  FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       March 31, 2005
                                        --------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                        --------          --------

                     Commission file number   0-5485
                                             --------

                            VISKASE COMPANIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                               95-2677354
------------                                           --------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, Illinois        60527
-----------------------------------------------------      ---------
(Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code:  (630) 789-4900

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X        No
                                                     ---            ---

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes          No    X
                                                  ---         ---

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes    X        No
                                 ---             ---
   As of May 13, 2005, there were 9,715,954 shares outstanding of the registrant's Common Stock, $0.01 par value.

                          Viskase Companies, Inc.
                                  Index



                                                                         Page

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements ................................ 3

 Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 ... 3

 Consolidated Statements of Operations for the Three Months Ended
   March 31, 2005 and March 31, 2004 ...................................... 4

 Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 2005 and March 31, 2004 ...................................... 5

 Notes To Consolidated Financial Statements ............................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...... 35

Item 4.  Controls and Procedures ......................................... 35

PART II - OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings ............................................... 36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..... 36

Item 6.  Exhibits ........................................................ 36

                VISKASE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
      (In Thousands, Except for Number of Shares and Per Share Amounts)

                                                         March 31, 2005            December 31, 2004
                                                         --------------            -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                   $28,594                    $30,255
 Restricted cash                                               2,584                      3,461
 Receivables, net                                             29,676                     30,509
 Inventories                                                  33,658                     32,268
 Other current assets                                         10,123                     10,469
                                                             -------                     ------
  Total current assets                                       104,635                    106,962

Property, plant and equipment,
 including those under capital leases                        112,973                    112,158

Less accumulated depreciation and amortization                21,569                     19,312
                                                             -------                    -------
 Property, plant and equipment, net                           91,404                     92,846

Deferred financing costs, net                                  4,155                      4,060
Other assets                                                   9,059                      9,564
                                                            --------                   --------
    Total Assets                                            $209,253                   $213,432
                                                            ========                   ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Short-term debt including current portion of long-term
  debt and obligations under capital leases                     $325                       $384
 Accounts payable                                             14,180                     17,878
 Accrued liabilities                                          28,034                     25,820
 Current deferred income taxes                                 1,481                      1,481
                                                            --------                   --------
  Total current liabilities                                   44,020                     45,563

Long-term debt including obligations under capital leases    101,533                    100,962

Accrued employee benefits                                     66,183                     66,715
Noncurrent deferred income taxes                              11,993                     12,205

Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $.01 par value; none outstanding
 Common stock, $.01 par value; 10,670,053 shares
  issued and 9,665,493 shares outstanding at
  March 31, 2005; and 10,670,053 shares issued
  and 9,632,022 shares outstanding at December 31, 2004          106                        106
 Paid in capital                                               1,895                      1,895
 Accumulated (deficit)                                       (22,437)                   (21,310)
 Less 805,270 treasury shares, at cost                          (298)                      (298)
 Accumulated other comprehensive income                        6,270                      7,608
 Unearned restricted stock issued for future service             (12)                       (14)
                                                            --------                   --------
  Total stockholders' (deficit)                              (14,476)                   (12,013)
                                                            --------                   --------
    Total Liabilities and Stockholders' Deficit             $209,253                   $213,432
                                                            ========                   ========

The accompanying notes are an integral part of the consolidated financial statements.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
     (In Thousands, Except for Number of Shares and Per Share Amounts)

                                              Quarter                Quarter
                                               Ended                  Ended
                                               March                  March
                                             31, 2005               31, 2004
                                             --------               --------
NET SALES                                     $49,524                $50,615

COSTS AND EXPENSES
 Cost of sales                                 39,992                 40,258
 Selling, general and administrative            7,396                  7,817
 Amortization of intangibles                      269                    270
 Restructuring expense                            387                    668
                                              -------                -------

OPERATING INCOME                                1,480                  1,602

 Interest income                                 (199)                  (144)
 Interest expense                               3,066                  3,091
 Other (income) expense, net                   (1,253)                 2,597
                                              -------                -------

(LOSS) BEFORE INCOME TAXES                       (134)                (3,942)

 Income tax provision (benefit)                   994                   (180)
                                              -------                -------

NET (LOSS)                                     (1,128)                (3,762)

 Other comprehensive income (loss):
 Foreign currency translation adjustments      (1,338)                   617
                                              -------                -------

COMPREHENSIVE (LOSS)                          ($2,466)               ($3,145)
                                              =======                =======

WEIGHTED AVERAGE COMMON SHARES
 - BASIC                                    9,645,039             10,670,053
                                            =========             ==========

PER SHARE AMOUNTS:
(LOSS) EARNINGS PER SHARE
 - BASIC AND DILUTED
Net (loss)                                      ($.12)                 ($.35)
                                            =========             ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                   Quarter              Quarter
                                                                    Ended                Ended
                                                                    March                March
                                                                   31, 2005             31, 2004
                                                                   --------             --------
Cash flows from operating activities:
 Net income (loss)                                                 ($1,128)             ($3,762)

 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization under capital lease                 2,767                2,727
   Amortization of intangibles                                         269                  270
   Amortization of deferred financing fees                             173                   27
   Increase (decrease) in deferred income taxes                        193                 (351)
   Foreign currency translation loss                                   244                  567
   Loss in disposition of assets                                         6                  276
   Bad debt provision                                                   61                   32
   Non-cash interest on 8% notes                                       577                  495

   Changes in operating assets and liabilities:
   (net of effects of dispositions)
     Receivables                                                       111                  681
     Inventories                                                    (2,040)              (2,847)
     Other current assets                                              119                 (437)
     Accounts payable and accrued liabilities                         (620)              (1,920)
     Other                                                             127                5,089
                                                                  ---------            ---------

   Total adjustments                                                 1,987                4,609
                                                                  ---------            ---------


     Net cash provided by operating
      activities before reorganization expense                         859                  847

Net cash used for reorganization

Cash flows from investing activities:
 Capital expenditures                                               (2,788)                (805)
 Proceeds from disposition of assets                                    18                1,217
 Restricted cash                                                       877               11,748
                                                                  ---------            ---------

     Net cash provided by (used in) investing activities            (1,893)              12,160

Cash flows from financing activities:
 Deferred financing costs                                             (268)
 Repayment of long-term borrowings
  and capital lease obligation                                         (43)
 (10,670)
                                                                  ---------            ---------
     Net cash (used in) financing activities                          (311)             (10,670)

Effect of currency exchange rate changes on cash                      (316)                (203)
                                                                  ---------            ---------
Net increase (decrease) in cash and equivalents                     (1,661)               2,134
Cash and equivalents at beginning of period                         30,255               23,160
                                                                  ---------            ---------
Cash and equivalents at end of period                              $28,594              $25,294
                                                                  =========            =========

Supplemental cash flow information:
 Interest paid less capitalized interest                             ($278)              $1,132
 Income taxes paid                                                    $561                  $23

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

    Reclassification

    Reclassifications have been made to the prior years' financial statements to conform to the 2005 presentation.

    Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company's financial statements, including, among other things, pensions and other post-retirement benefits and related disclosures, inventories valued under the last-in, first-out method, reserves for excess and obsolete inventory, allowance for doubtful accounts, restructuring charges and income taxes. Management bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a significant effect on the Company's consolidated financial statements.

    Cash Equivalents

    For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $26,707 and $28,272 of short-term investments at March 31, 2005 and December 31, 2004, respectively. Restricted cash is principally cash held as collateral for outstanding letters of credit with a commercial bank.

    Inventories

    Domestic inventories are valued primarily at the lower of last-in, first-out ("LIFO") cost or market. Remaining inventories, primarily foreign, are valued at the lower of first-in, first-out ("FIFO") cost or market.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    Property, Plant and Equipment

    The Company carries property, plant and equipment at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees directly associated with the project. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from
    (i) building and improvements - 10 to 32 years, (ii) machinery and equipment - 4 to 12 years, (iii) furniture and fixtures - 3 to 12 years and (iv) auto and trucks - 2 to 5 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations.

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

    Accounts Payable

    The Company's cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $404 and $1,092 at March 31, 2005 and December 31, 2004, respectively, are not deducted from cash but are reflected in Accounts Payable on the consolidated balance sheets.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    Pensions and Other Post-Retirement Benefits

    The North American operations of the Company and the Company's operations in Germany have defined benefit retirement plans covering substantially all salaried and full time hourly employees ired prior to March 31, 2003. Pension cost is computed using the projected unit credit method. The discount rate used approximates the average yield for high-quality corporate bonds as of the valuation date. The Company's funding policy is consistent with funding requirements of the applicable Federal and foreign laws and regulations.

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

    Net (Loss) Per Share

    Net (loss) per share of common stock is based upon the weighted-average number of shares of common stock outstanding during the year. No effect has been given to common stock equivalents, as their effect is anti-dilutive on loss per share.

    Other Comprehensive Income

    Comprehensive income includes all other non-shareholder changes in equity. Changes in other comprehensive income in 2005 and 2004 resulted from changes in foreign currency translation adjustments.

    Revenue Recognition

    The Company's revenues are recognized at the time products are shipped to the customer, under F.O.B. Shipping Point terms or under F.O.B. Port terms. Revenues are net of any discounts, rebates and allowances. The Company records all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of cost of goods sold.

    Accounting for Stock-Based Compensation

    The Company uses a fair value method to account for options granted to employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    option price equals the market price of the underlying common stock. The pro forma effect of accounting for stock options under a fair value method is as follows:

        (Dollars in Thousands, Except Per Share Amounts)               2005                2004
                                                                      ------              ------



    Net income, as reported                                         $(1,128)             $25,317
    Deduct: Total stock-based compensation expense under a
    fair value based method, net of related tax effects                 (67)                 (22)
                                                                    --------             --------

    Net income, pro forma                                           $(1,195)             $25,295
                                                                    ========             ========




Basic and diluted earnings per share, as reported                $(0.12)               $2.53
    Basic and diluted earnings per share, pro forma                  $(0.12)               $2.53

    Accounting Standards

    In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), "Inventory Costs - an Amendment of ARB No. 43 Chapter 4." SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company plans to adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial statements as such costs have historically been expensed as incurred.

    In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29" which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of a fair value method of accounting for stock compensation. SFAS 123R is applicable for all fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact this statement will have on the financial statements.

    In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of FIN 47 on its consolidated financial statements.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

2.  Cash and Cash Equivalents


                                            March 31, 2005              December 31, 2004
                                            --------------              -----------------

    Cash and cash equivalents                   $28,594                        $30,255
    Restricted cash                               2,584                          3,461
                                                -------                        -------

                                                $31,178                        $33,716
                                                =======                        =======

    As of March 31, 2005, cash equivalents and restricted cash of $24,122 are invested in short-term investments.

3.  Inventories

    Inventories consisted of:


                                            March 31, 2005              December 31, 2004
                                            --------------              -----------------

    Raw materials                               $4,743                       $4,816
    Work in process                             13,755                       13,558
    Finished products                           15,160                       13,894
                                               -------                      -------

                                               $33,658                      $32,268
                                               =======                      =======

    Approximately 46% of the Company's inventories at March 31, 2005 were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of FIFO cost or market. At March 31, 2005, the LIFO values exceeded current manufacturing cost by approximately $91.

4. Debt Obligations (Dollars in Thousands, Except For Number of Shares and Warrants, and Per Share, Per Warrant and Per Bond Amounts)

    On June 29, 2004, the Company issued $90,000 of new 11.5% Senior Secured Notes due 2011 ("11.5% Senior Secured Notes") and 90,000 warrants ("New Warrants") to purchase an aggregate of 805,230 shares of common stock of the Company. The proceeds of the 11.5% Senior Secured Notes and the 90,000 New Warrants totaled $90,000. The 11.5% Senior Secured Notes have a maturity date of, and the New Warrants expire on, June 15, 2011. The $90,000 proceeds were used for the (i) repurchase of $55,527 principal amount of the Company's 8% Senior Subordinated Notes due December 1, 2008 (the "8% Notes") at a price of 90% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon; (ii) early termination of the General Electric Capital Corporation ("GECC") capital lease and repurchase of the operating assets subject thereto for a purchase price of $33,000; and (iii) payment of fees and expenses associated with the refinancing and repurchase of existing debt. In addition, the Company entered into a new $20,000 revolving credit facility with a financial institution. The revolving credit facility is a five-year facility with a June 29, 2009 maturity date.


    Each of the 90,000 New Warrants entitles the holder to purchase 8.947 shares of the Company's common stock at an exercise price of $.01 per share. The New Warrants were valued for accounting purposes using a fair value method. Using a fair value method, each of the 90,000 New Warrants was valued at $11.117 for an aggregate fair value of the warrant issuance of $1,001. The remaining $88,899 of aggregate proceeds were allocated to the carrying value of the 11.5% Senior Secured Notes as of June 29, 2004.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    Outstanding short-term and long-term debt consisted of:


                                                                  March 31,      December 31,
                                                                    2005              2004
                                                                  ---------      ------------
    Short-term debt, current maturity of long-term debt
     and capital lease obligations:
      Other                                                         $325             $384
                                                                    ----             ----

       Total short-term debt                                        $325             $384
                                                                    ====             ====

    Long-term debt:
     11.5% Senior Secured Notes                                  $89,107          $89,071
     8% Notes                                                     12,298           11,757
     Other                                                           128              134
                                                                --------         --------

       Total long-term debt                                     $101,533         $100,962
                                                                ========         ========

    New Revolving Credit Facility
    -----------------------------
    On June 29, 2004, the Company entered into a new $20,000 secured revolving credit facility ("New Revolving Credit Facility"). The New Revolving Credit Facility includes a letter of credit subfacility of up to $10,000 of the total $20,000 maximum facility amount. The New

    Revolving Credit Facility expires on June 29, 2009. Borrowings under the loan and security agreement governing this New Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the New Revolving Credit Facility, we will be able to choose between two per annum interest rate options: (i) the lender's prime rate and (ii)
    LIBOR plus a margin currently of 2.25% (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that the minimum interest rate shall be at least equal to 3.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable LIBOR rate margin less 50 basis points. The New Revolving Credit Facility also provides for an unused line fee of 0.375% per annum.

    Indebtedness under the New Revolving Credit Facility is secured by liens on substantially all of the Company and the Company's domestic subsidiaries' assets, with liens (i) on inventory, account receivables, lockboxes, deposit accounts into which payments are deposited and proceeds thereof, which will be contractually senior to the liens securing the 11.5% Senior Secured Notes and the related guarantees pursuant to an intercreditor agreement, (ii) on real property, fixtures and improvements thereon, equipment and proceeds thereof, which will be contractually subordinate to the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement, (iii) on all other assets, which will be contractually pari passu with the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement.

    The New Revolving Credit Facility contains various covenants which will restrict the Company's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The New Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the New Revolving Credit Facility exceeds 30% of the facility amount. The New Revolving Credit Facility also requires payment of a prepayment premium in the event that it is

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    terminated prior to maturity. The prepayment premium, as a percentage of the $20,000 facility amount, is 3% through June 29, 2005, 2% through June 29, 2006, and 1% through June 29, 2007.

    Old Revolving Credit Facility
    -----------------------------
    The Company had a secured revolving credit facility ("Old Revolving Credit Facility") with an initial availability of $10,000 with Arnos Corp., an affiliate of Carl C. Icahn. During February 2004, the amount of the Old Revolving Credit Facility availability increased by $10,000 to an aggregate amount of $20,000. The Old Revolving Credit Facility was terminated on June 29, 2004 in connection with the issuance of the 11.5% Senior Secured Notes discussed below. Borrowings under the Old Revolving Credit Facility bore interest at a rate per annum at the prime rate plus 200 basis points.

    There were no short-term borrowings under either of the revolving credit facilities during 2004 and 2005.

    11.5% Senior Secured Notes
    --------------------------
    On June 29, 2004, the Company issued $90,000 of 11.5% Senior Secured Notes that bear interest at a rate of 11.5% per annum, payable semi-annually in cash on June 15 and December 15, commencing on December 15, 2004. The 11.5% Senior Secured Notes mature on June 15, 2011.

    The 11.5% Senior Secured Notes will be guaranteed on a senior secured basis by all of our future domestic restricted subsidiaries that are not immaterial subsidiaries (as defined). The 11.5% Senior Secured Notes and the related guarantees (if any) are secured by substantially all of the tangible and intangible assets of the Company and guarantor subsidiaries (if any); and includes the pledge of the capital stock directly owned by the Company or the guarantors; provided that no such pledge will include more than 65% of any foreign subsidiary directly owned by the Company or the guarantor. The Indenture and the security documents related thereto provide that, to the extent that any rule is adopted, amended or interpreted that would require the filing with the SEC (or any other governmental agency) of separate financial statements for any of our subsidiaries due to the fact that such subsidiary's capital stock secures the Notes, then such capital stock will automatically be deemed not to be part of the collateral securing the Notes to the extent necessary to not be subject to such requirement. In such event, the security documents may be amended, without the consent of any holder of Notes, to the extent necessary to release the liens on such capital stock.

    With limited exceptions, the 11.5% Senior Secured Notes require that the Company maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:


    Fiscal quarter ending                                      Amount
    ------------------------------------------------           ------
    September 30, 2004 through September 30, 2006              $16,000
    December 31, 2006 through September 30, 2008               $18,000
    December 31, 2008 and thereafter                           $20,000

    unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the New Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15,000. The minimum annual level of EBITDA covenant is not currently in effect as the Company's unrestricted cash and the amount of available credit under the New Revolving Credit Facility exceeds $15,000. The Company's EBITDA as of March 31, 2005 would have exceeded the required covenant level if the covenant had been in effect at that time.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    The 11.5% Senior Secured Notes limit the ability of the Company to (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments, (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and (x) change the nature of our business. At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and
    (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of March 31, 2005 is approximately 126%.

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

    Within 90 days after the end of each fiscal year ending in 2006 and thereafter, for which the Company's Excess Cash Flow (as defined) was greater than or equal to $2.0 million, the Company must offer to purchase a portion of the 11.5% Senior Secured Notes at 101% of principal amount, together with accrued and unpaid interest to the date of purchase, with 50% of our Excess Cash Flow from such fiscal year ("Excess Cash Flow Offer Amount"); except that no such offer shall be required if the New Revolving Credit Facility prohibits such offer from being made because, among other things, a default or an event of default is then outstanding thereunder. The Excess Cash Flow Offer Amount shall be reduced by the aggregate principal amount of 11.5% Senior Secured Notes purchased in eligible open market purchases as provided in the indenture.

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

    8% Notes
    --------

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

    On June 29, 2004, the Company repurchased $55,527 aggregate principal amount of its 8% Notes, and the holders (i) released the liens on the collateral that secured the 8% Notes, (ii) contractually subordinated the Company's obligations under the 8% Notes to obligations under certain indebtedness, including the new 11.5% Senior Secured Notes and the New Revolving Credit Facility; and (iii) eliminated substantially all of the restrictive covenants contained in the indenture governing the 8% Notes. The carrying amount of the remaining 8% Notes outstanding at March 31, 2005 is $12,298.

    Prior to June 29, 2004, the 8% Notes were secured by a collateral pool comprised of (i) all domestic accounts receivable and inventory; (ii) all patents, trademarks and other intellectual property (subject to non-exclusive licensing agreements); (iii) all instruments, investment property and other intangible assets, (iv) substantially all domestic fixed assets and (v) a pledge of 100% of the capital stock of two of the Company's domestic subsidiaries, but excluding assets subject to the GECC lease, certain real estate and certain assets subject to prior liens. Pursuant to an intercreditor agreement, the prior security interest of the holders of the 8% Notes in such collateral was subordinated to the lender under the Old Revolving Credit Facility and was senior to the security interest of GECC under the GECC lease. As of June 29, 2004, the 8% Notes were no longer secured by the collateral pool and accordingly, are effectively subordinated to the 11.5% Senior Secured Notes.

    The 8% Notes were valued at market in fresh-start accounting. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%.

    The following table summarizes the carrying value of the 8% Notes at December 31 assuming interest through 2006 is paid in the form of 8% Notes (paid-in-kind):

                               2005              2006              2007
                             --------          --------          --------
8% Notes
  Principal                  $17,261           $18,684           $18,684
  Discount                     3,305             2,283             1,148
                             -------           -------           -------

  Carrying value             $13,956           $16,401           $17,536
                             =======           =======           =======

    Letter of Credit Facility
    -------------------------

    Letters of credit in the amount of $1,769 were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at March 31, 2005.

    The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand. The New Revolving Credit Facility provides additional financial flexibility.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    GECC
    ----

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

    Aggregate maturities of debt for each of the next five years are:

                                2005      2006      2007      2008      2009      Thereafter
                               ------    ------    ------    ------    ------     ----------
11.5% Senior Secured Notes                                                          $90,000
8% Notes                                                     $18,684
Other                           $325                                                    128
                               ------    ------    ------    -------   ------     ----------
                                $325                         $18,684                $90,128
                               ======    ======    ======    =======   ======     ==========

5.  Post-Retirement Plans

    Pension contributions
    ---------------------


    The Company paid $222 during the first quarter of 2005, and expects to contribute an additional $3,722 during the remainder of the year.

                                                                        Pension Benefits
                                                                    ---------------------------
                                                                    3 Months          3 Months
                                                                      Ended             Ended
                                                                    March 31,         March 31,
                                                                       2005              2004
                                                                    ---------         ---------

Component of net period benefit cost
  Service cost                                                         $634              $528
  Interest cost                                                       1,827             1,816
  Expected return on plan assets                                     (1,700)           (1,655)
  Amortization of prior service cost                                    (92)
                                                                    ---------         ---------
      Total net periodic benefit cost                                  $669              $689
                                                                    =========         =========

    The Company has expensed $669 in the first quarter of 2005 and expects its pension expense to be $2,763 for the year.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    Post-retirement benefits
    ------------------------

    The Company paid $578 during the first quarter of 2005, and expects to contribute an additional $600 during the remainder of the year.

                                                                          Other Benefits
                                                                     3 Months          3 Months
                                                                       Ended             Ended
                                                                     March 31,          March 31,
                                                                       2005               2004
                                                                     ---------          ---------
Component of net period benefit cost
  Service cost                                                           $60               $286
  Interest cost                                                          246                926
  Amortization of actuarial (gain) loss                                                     115
                                                                        -----              -----

    Total net periodic benefit cost                                     $306             $1,327
                                                                        ====             =======



    The Company has expensed $306 in the first quarter of 2005 and expects its post-retirement benefits expense to be $1,226 for the year.

6.  Restructuring Charges (Dollars in Millions)

    During the first quarter of 2005, the Company committed to a restructuring plan to continue to address the Company's competitive environment. The plan resulted in a before tax charge of $0.4 million.

    During the first quarter of 2004, the Company committed to a restructuring plan to continue to address the Company's competitive environment. The plan resulted in a before tax charge of $0.8 million. Approximately 13% of the home office personnel were laid off due to the restructuring plan. The 2004 restructuring charge is offset by a reversal of an excess reserve of $0.1 million relating to the 2003 restructuring reserve.

    During the third and fourth quarters of 2003, the Company committed to a restructuring plan to address the industry's competitive environment. The plan resulted in a before-tax charge of $2.6 million. Approximately 2% of the Company's worldwide workforce was laid off due to the 2003 restructuring plan. The Company reversed an excess reserve of $1.6 million, of which $1.3 million was Nucel(r) technology third-party license fees that had been renegotiated. The Nucel(r) technology third-party license fees were originally reflected in the 2000 restructuring reserve. The remaining $0.3 million represents an excess reserve for employee costs that were originally reflected in the 2002 restructuring reserve.

    The renegotiated Nucel(r) technology third-party license fee payments remaining as of March 31, 2005 are $0.2 million and are included in the 2000 restructuring reserve.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    Restructuring Reserves
    ----------------------


    The following table provides details of the 2005, 2003 and 2000 restructuring reserves for the period ended March 31, 2005:


                                 Restructuring                                                Restructuring
                                 reserve as of                                                reserve as of
                                  December 31,     2005                      Other               March 31,
                                      2004        Charge     Payments     adjustments               2005
2005 employee costs                                $0.4       $(0.3)                                $0.1
2003 employee costs                   $0.1                                                          $0.1
2000 Nucel(r) license fees               0.2                                                           0.2
                                      ----         ----       ------           -----                ----

  Total restructuring charge
payments                              $0.3         $0.4       $(0.3)                                $0.4
                                      ====         ====       ======           =====                ====

7.  Capital Stock and Paid in Capital

    Authorized shares of preferred stock $(0.01 par value per share) and common stock $(0.01 par value per share) for the Company are 50,000,000 shares and 50,000,000 shares, respectively. A total of 10,670,053 shares of common stock were issued and 9,665,493 were outstanding as of March 31, 2005. A total of 10,670,053 shares of common stock were issued and 9,632,022 were outstanding as of December 31, 2004.

    In connection with the Company's emergence from bankruptcy in 2003, 660,000 shares of common stock were reserved for grant to management and employees under the Viskase Companies, Inc. Restricted Stock Plan. On April 3, 2003, the Company granted 330,070 shares of restricted common stock ("Restricted Stock") under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vest 12.5% on grant date; 17.5% on the first anniversary of grant date; 20% on the second anniversary of grant date; 20% on the third anniversary; and, 30% on the fourth anniversary of the grant date, subject to acceleration upon the occurrence of certain events. The Restricted Stock expense for the three-month period ended March 31, 2005 and 2004 is $2 and $6, respectively. The value of the Restricted Stock was calculated based on the fair market value of approximately $0.10 per share for the new common stock upon emergence from bankruptcy using a multiple of cash flow calculation to determine enterprise value and the related equity value.

8.  Treasury Stock

    In connection with the June 29, 2004 refinancing transaction, the Company purchased 805,270 shares of its common stock from the underwriter for a purchase price of $298. The common stock has been accounted for as treasury stock. The treasury shares are being held for use in connection with any exercise of the New Warrants.

9.  Warrants (Dollars in Thousands, Except Per Share and Per Warrant Amounts)

    On June 29, 2004, the Company issued $90,000 of 11.5% Senior Secured Notes together with the 90,000 New Warrants to purchase an aggregate of 805,230 shares of common stock of the Company. The aggregate purchase price of the 11.5% Senior Secured Notes and the 90,000 of New Warrants was $90,000. Each of the New Warrants entitles the holder to purchase
    8.947 shares of the Company's common stock at an exercise price of $.01 per share through the June 15, 2011 expiration date.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    The New Warrants were valued for accounting purposes using a fair value method. Using a fair value method, each of the New Warrants was valued at $11.117 for an aggregate fair value of the warrant issuance of $1,001.

    Pursuant to the Company's 2003 plan of reorganization, holders of the Old Common Stock received warrants to purchase shares of common stock ("Old Warrants"). At March 31, 2005, Old Warrants exercisable for 304,127 shares of common stock are outstanding. The Old Warrants have a seven-year term expiring on April 2, 2010, and have an exercise price of $10.00 per share.

10.  Contingencies

    In 1988, Viskase Canada Inc. ("Viskase Canada"), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation ("Union Carbide") in the Ontario Superior Court of Justice, Court File No.: 292270188 seeking damages resulting from Union Carbide's breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 ("Agreement"). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business ("Business"), which purchase included a facility in Lindsay, Ontario, Canada ("Site"). Viskase Canada is claiming that Union Carbide breached several representations and warranties and deliberately and/or negligently failed to disclose to Viskase Canada the existence of contamination on the Site.

    In November 2000, the Ontario Ministry of the Environment ("MOE") notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl ("PCB") contamination. Viskase Canada and The Dow Chemical Company, corporate successor to Union
    Carbide ("Dow"), have been working with the MOE in investigating the PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site and the affected area.

    The Company and Dow have reached an agreement in principle for resolution of all outstanding matters between them whereby Dow would repurchase the Site for $1,375 (Canadian), would be responsible for, and assume the cost of remediation of the Site, and would indemnify Viskase Canada and its affiliates, including the Company, in relation to all related environmental liabilities at the Site and dismissal of the action referred to above. As of March 31, 2005, the Company had a reserve of $521 (U.S.) for property remediation and cost.

    In 1993, the Illinois Department of Revenue ("IDR") submitted a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in Bankruptcy Court, Bankruptcy Case Number 93 B 319 for alleged liability with respect to the IDR's denial of the Company's allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries. In September 2001, the Bankruptcy Court denied the IDR's claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court's decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861; and in February 2002 the district court affirmed the Bankruptcy Court's order. IDR appealed the district court's order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the district court and remanded the case for further proceedings. The matter is now before the Bankruptcy Court for further determination. As of March 31, 2005, the tax liabilities, interest and penalties claimed totaled approximately $2,900.

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

    In May 2004, the Company entered into settlement agreement, without the admission of any liability ("Settlement Agreement") with the plaintiffs. Under terms of the Settlement Agreement, the plaintiffs fully released the Company and its subsidiaries from all liabilities and claims arising from the civil action in exchange for the payment of a $300 settlement amount, which amount was reserved in the December 31, 2003 financial statements.

    In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2,700 (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada's failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period, Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. The Notice of Objection found in favor of the Department of Revenue. The Company has appealed the decision. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. Viskase Canada could be required to pay the amount of the underlying sales tax prior to receiving reimbursement for such tax from our customers. The Company has, however, provided for a reserve of $300 (U.S.) for interest and penalties, if any, but has not provided for a reserve for the underlying sales tax. Viskase Canada is negotiating with the Quebec Department of Ministry to avoid having to collect the sales tax from customers who will then be entitled to credit for such sales tax collected. Those negotiations have resulted in Viskase Canada making a settlement offer, whereby Viskase Canada would pay $300 (Canadian) and there would be no collection of the underlying sales tax from the customers of Viskase Canada. The settlement offer has been recommended internally for approval by the ultimate decision making authority within the Quebec Department of Revenue.

    Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, will be required to meet maximum achievable control technology ("MACT") air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules is required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $7,955 in capital expenditures for MACT, and expects to spend an additional $2,355 over the next 12 months to become compliant with MACT rules at our two U.S. extrusion facilities. Although the Company is in the process of installing the technology necessary to meet these emissions standards at our two extrusion facilities, our inability to do so, or our inability to receive any further compliance extensions from the regulatory agencies, if required, could result in substantial penalties, including civil fines of up to $65 per facility per day or a shutdown of our U.S. extrusion operations.

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

11.  Earnings Per Share

    Following are the reconciliations of the numerators and denominators of the basic and diluted EPS (in thousands, except for number of shares and per share amounts):

                                                       Quarter          Quarter
                                                        Ended            Ended
                                                        March            March
                                                       31, 2005        31, 2004
                                                       --------        --------

NUMERATOR:

Income (loss) available to common stockholders:

Net income (loss)                                       ($1,128)        ($3,762)
                                                        --------        --------

Net income (loss) available to common stockholders
  for basic and diluted EPS                             ($1,128)        ($3,762)
                                                        ========        ========

DENOMINATOR:

Weighted average shares outstanding
  for basic EPS                                        9,645,039      10,670,053
                                                       =========      ==========

    Common stock equivalents, consisting of the New Warrants for 805,270 shares, Old Warrants for 304,127 shares, 985,000 stock options issued to management, and 188,167 shares of unvested restricted stock are excluded from the loss per share because they are anti-dilutive. The vested portion of the Restricted Stock is included in the weighted-average shares outstanding for basic earnings per share.

12. Stock-Based Compensation (Dollars in Thousands, Except Per Share
    Amounts)

    The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.

                                                        2005                         2004
                                                       ------                       ------
Net income:
  As reported                                         ($1,128)                     $25,317
  Pro forma                                           ($1,195)                     $25,295
Basic and diluted earnings per share:
  As reported                                          ($0.12)                       $2.53
  Pro forma                                            ($0.12)                       $2.53

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    The fair values of the options granted during 2005 and 2004 were estimated on the date of grant using the binomial option pricing model. The assumptions used and the estimated fair values are as follows:

                                         2005                        2004
                                        ------                      ------
Expected term                           10 years                    5 years
Expected stock volatility                 14.78%                     16.05%
Risk-free interest rate                    4.17%                      3.44%
Fair value per option                     $1.10                       $0.54

    The Company has granted non-qualified stock options to its chief executive officer for the purchase of 500,000 shares of its common stock under an employment agreement. The Company has granted non-qualified stock options to its management for the purchase of 485,000 shares of its common stock. Options were granted at fair market value at date of grant and one-third vests on each of the first, second and third anniversaries of the date of grant, subject to acceleration in certain events. The options for its chief executive officer and those granted to management expire five years and ten years, respectively, from the date of grant. The Company's outstanding options were:

                                                               Weighted
                                       Shares                  Average
                                        Under                  Exercise
                                       Option                    Price
                                       ------                  ---------
  Outstanding, January 1, 2005            500,000                 $2.40
  Granted                                 485,000                 $2.90
  Exercised                                     0
  Forfeited                                 5,000
                                          -------
  Outstanding, March 31, 2005             980,000                 $2.64
                                          =======                 =====

None of the options were exercisable as of March 31, 2005.

13.  Business Segment Information and Geographic Area Information

    The Company primarily manufactures and sells cellulosic food casings. The Company's operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company's corporate headquarters and are not allocated geographically. They include most of the Company's debt and related interest expense and income tax benefits. Other expense for the quarter ended March 31, 2005 and March 31, 2004 includes net foreign exchange transaction gains (losses) of approximately $1,014 and ($2,305), respectively.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

Geographic Area Information
---------------------------

                                                   Three months     Three months
                                                       ended            ended
                                                     March 31,        March 31,
                                                        2005             2004
                                                   ------------     ------------
Net sales
United States                                        $31,434         $30,391
Canada                                                                 1,840
South America                                          2,038           1,891
Europe                                                20,695          21,761
Other and eliminations                                (4,643)         (5,268)
                                                     --------        --------
                                                     $49,524         $50,615
                                                     ========        ========
Operating income (loss)
United States                                         $1,978            $977
Canada                                                  (164)           (283)
South America                                           (108)           (198)
Europe                                                  (226)            113
Other and eliminations
                                                     --------        --------
                                                      $1,480            $609
                                                     ========        ========
Identifiable assets
United States                                       $118,623        $114,341
Canada                                                 2,416             648
South America                                          7,471           8,086
Europe                                                80,743          70,439
Other and eliminations
                                                     --------        --------

                                                    $209,253        $193,514
                                                     ========        ========
United States export sales
(reported in North America net sales above)
Asia                                                  $4,599          $4,435
South and Central America                              1,294           1,360
Other international                                    3,241           2,678
                                                     --------        --------

                                                      $9,134          $8,473
                                                     ========        ========

14.  Subsequent Event

    On May 4, 2005, the Company announced that it will relocate finishing operations performed at its facility in Kentland, Indiana to Mexico. This restructuring seeks to lower costs and optimize operations. The Company also continues to evaluate other opportunities to reduce its costs and achieve greater production efficiencies.

    The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $15,000,000, substantially all of which will result in future cash expenditures. The major types of costs associated with the restructuring and the estimated total amount of such costs is as follows:

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    Implementation and transition                               $7,000,000
    Training, severance and other employment-related costs      $5,000,000
    Moving and shutdown costs                                   $3,000,000

    The Company also expects to make capital expenditures of approximately $5 million to $6 million in connection with the restructuring. The Company expects to incur a substantial portion of these costs and capital expenditures beginning in the second quarter of 2005 and expects to continue to incur them through the end of 2006. The Company believes that the restructuring will yield annual operating cost reductions of between $7 million and $8 million when the project is complete.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------

In this filing, unless indicated otherwise, "Viskase" or the "Company" refers to Viskase Companies, Inc., and "we," "us" and "our" refer to Viskase and its subsidiaries.

Results of Operations
---------------------

We are a worldwide leader in the manufacture and sale of cellulosic, fibrous and plastic casings for the processed meat industry. We currently operate seven manufacturing facilities and eight distribution centers throughout North America, Europe and South America and we derive approximately 60% of total net sales from customers located outside the United States. We believe we are one of the two largest manufacturers of non-edible cellulose casings for small-diameter processed meats and one of the three largest manufacturers of non-edible fibrous casings. Our management believes that the factors most critical to the success of our business are:

  - maintaining and building upon our reputation for providing a high level of customer and technical services;
  - maintaining and building upon our long-standing customer relationships, many of which have continued for decades;
  - developing additional sources of revenue through new products and services;
  - penetrating new regional markets; and
  - continuing to streamline our cost structure.

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

Our cellulose and fibrous casing extrusion operations are capital-intensive and are characterized by high fixed costs. Our plastic casing extrusion and finishing operations are characterized by dominant labor costs. The industry's operating results have historically been sensitive to the global alance of capacity and demand. The industry's extrusion facilities produce casings under a timed chemical process and operate continuously. We believe that the industry's current output is in balance with global demand and the recent downward trend in casing prices has stabilized. Recently, some competitors have announced plans to expand extrusion capacity at their existing facilities. The projected increase in global capacity from these expansion projects (and idled capacity) is approximately 5%.

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

We operate in a competitive environment. During the mid-1990's, we experienced significant pricing pressure and volume loss with the entrance of a foreign competitor into the United States market. The market for cellulosic casings experienced declines in selling price over the last ten years, which we believe only recently has stabilized. While the overall market volume has expanded during this period, the industry continued to experience pressure on pricing. Our financial performance moves in direct relation to our average selling price.

We have continued to reduce our fixed cost structure in response to market and economic conditions. Since 1998, we have reduced annual fixed costs by approximately $40.0 million by:

  - closing our Chicago, Illinois plant and selling the facility;
  - reconfiguring our Loudon, Tennessee and Beauvais, France plants;
  - closing our Thaon-les-Vosges, France extrusion operations;
  - discontinuing our Nucel(r) operations;
  - closing our Lindsay, Ontario, Canada facility; and
  - reducing the number of employees by approximately 30%.

Comparison of Results of Operations for Fiscal Quarters Ended March 31, 2005 and 2004. The following discussion compares the results of operations for the fiscal quarter ended March 31, 2005 to the results of operations for the fiscal quarter ended March 31, 2004. We have provided the table below in order to facilitate an understanding of this discussion. The table shows our results of operations for the first quarter of 2005 and 2004. The table (dollars in millions) is as follows:

                                          Quarter      Quarter            %
                                           ended        ended          Change
                                         March 31      March 31         Over
                                            2005         2004           2004
                                         --------      --------        ------
NET SALES                                  $49.5        $50.6          -2.2%

COST AND EXPENSES
Cost of sales                               40.0         40.3          -0.7%
Selling, general and administrative          7.4          7.8          -5.4%
Amortization of intangibles                  0.3          0.3          -0.4%
Restructuring expense (income)               0.4          0.7         -42.1%
                                           -----        -----
OPERATING INCOME (LOSS)                      1.5          1.6          -7.6%
Interest income                             (0.2)        (0.1)          NM
Interest expense                             3.1          3.1          -0.8%
Other (income) expense, net                 (1.3)         2.6           NM

Income tax provision (benefit)               1.0         (0.2)          NM
                                           -----        -----

NET (LOSS)                                 ($1.1)       ($3.8)          NM
                                           ======       ======

NM = Not meaningful when comparing positive to negative numbers or to zero.

2005 Versus 2004
----------------

Net Sales. Our net sales for first quarter 2005 were $49.5 million, which represents a decrease of $1.1 million or 2.2% from the comparable prior year quarter. Net sales benefited $1.4 million due to foreign currency translation gains, offset by a $0.9 million decrease due to price and mix and a $1.6 million decrease from volume.

Cost of Sales. Cost of sales for first quarter 2005 decreased 0.7% from the prior year due to the decreased sales level for the same period, and increased as a percent of net sales (from 79.5% in 2004 to 80.6% in 2005). The slight increase as a percent of sales can be attributed to an increase in plant costs offset by operating efficiencies.

Selling, General and Administrative Expenses. We were able to reduce selling, general and administrative expenses from 15.4% of sales in the first quarter of 2004 to 14.9% in the first quarter of

2005. This can be attributed to reductions in overall spending and internal reorganizations that occurred in March 2004, which reduced employee costs in later periods. Additionally, in the first quarter of 2004 there was an unusual income charge of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Operating Income. The operating income for first quarter 2005 was $1.5 million, representing a slight decrease of $0.1 million from the prior year quarter. The decrease in the operating income resulted primarily from the effect of lower net sales. Operating income for first quarter 2005 includes a restructuring charge of $0.4 million and for first quarter 2004 includes a restructuring charge of $0.8 million, offset by a reversal of $0.1 million for the 2003 restructuring, in keeping with our strategy to streamline our cost structure. Also included in the 2004 operating income is an unusual income charge of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Interest Expense. Interest expense, net of interest income, for first quarter 2005 was comparable to the prior year period.

Other Income (Expense). Other income of approximately $1.3 million for first quarter 2005 consists principally of a $1.0 million net gain related to foreign currency translation. Other expense for the comparable quarter 2004 of $2.6 million consists principally of a $2.3 million net loss related to foreign currency translation.

Income Tax Provision (Benefit). During 2005, an income tax provision of $1.0 million was recognized on the loss before income taxes of $0.1 million resulting principally from an income tax provision for results of operations of foreign subsidiaries.

Primarily as a result of the factors discussed above, loss for first quarter 2005 was $1.1 million compared to net loss of $3.8 million for first quarter 2004.

Effect of Changes in Exchange Rates
-----------------------------------

In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies, with the exception of the Brazilian export market and the U.S. export markets, which are priced in U.S. dollars. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Exchange rate fluctuations decreased comprehensive income by $1.3 million for first quarter 2005 and $0.6 million for the comparable period of 2004.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased by $1.7 million during first quarter 2005. Cash flows provided by operating activities were $0.9 million, used in investing activities were $1.9 million, and used in financing activities were $0.3 million. Cash flows provided by operating activities were principally attributable to net loss, depreciation, amortization, and non-cash interest offset by a seasonal increase in working capital usage. Cash flows used in investing activities were principally attributable to capital expenditures and the release of restricted cash. Cash flows used in financing activities principally consisted of the incurrence of financing fees.

As of March 31, 2005, the Company had positive working capital of approximately $60.6 million including unrestricted cash of $28.6 million, with additional amounts available under its revolving credit facility. While the Company could decide to raise additional amounts through the issuance of new debt or equity, management believes that the existing resources available to it will be adequate to satisfy current and planned operations for at least the next twelve months.

On June 29, 2004, we issued $90.0 million of new 11.5% Senior Secured Notes and 90,000 warrants ("New Warrants") to purchase an aggregate of 805,230 shares of common stock of the Company. The proceeds of the 11.5% Senior Secured Notes and the 90,000 New Warrants totaled $90.0 million. The 11.5% Senior Secured Notes have a maturity date of, and the New Warrants expire on, June 15, 2011. The $90.0 million proceeds were used for the (i) repurchase $55.527 million principal amount of the 8% Notes at a price of 90% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon;
(ii) early termination of the GECC capital lease and repurchase of the operating assets subject thereto for a purchase price of $33.0 million; and
(iii) payment of fees and expenses associated with the refinancing and repurchase of existing debt. In addition, we entered into a $20.0 million secured revolving credit facility ("New Revolving Credit Facility") with a financial institution. The New Revolving Credit Facility is a five-year facility with a June 29, 2009 maturity date.

The 11.5% Senior Secured Notes require that we maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:

Fiscal quarter ending                                               Amount
--------------------------------------------------------------------------
September 30, 2004 through September 30, 2006                $16.0 million
December 31, 2006 through September 30, 2008                 $18.0 million
December 31, 2008 and thereafter                             $20.0 million

unless the sum of (i) unrestricted cash as of such day and (ii) the aggregate amount of advances that we are actually able to borrow under the New Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15.0 million.

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

Borrowings under the loan and security agreement governing the new Revolving Credit Facility (the "Credit Agreement") are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Credit Agreement, we are able to choose between two per annum interest rate options: (x) the lender's prime rate and (y) (1) LIBOR plus (2) a margin currently of 2.25% (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that LIBOR shall be at least equal to 1.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable margin described in clause (y)(2) of the immediately preceding sentence less 50 basis points. The Credit Agreement also provides for an unused line fee of 0.375% per annum and a monthly servicing fee. The Credit Agreement has a term of five years from the date of the closing thereof.

Indebtedness under the Credit Agreement is secured by liens on substantially all of our and our domestic subsidiaries' assets, which liens (i) on inventory, account receivables, lockboxes, deposit accounts into which payments therefore are deposited and proceeds thereof, are contractually senior to the liens securing the 11.5% Senior Secured Notes and the related guarantees pursuant to an intercreditor agreement, (ii) on real property, fixtures and improvements thereon, equipment and proceeds thereof, are contractually subordinate to the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement, (iii) on all other assets, are contractually pari passu with the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement.

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

On June 29, 2004, we purchased $55.527 million aggregate principal amount of the outstanding 8% Notes. In connection therewith and in accordance with the indenture for the 8% Notes, the holders thereof agreed to, among other things, release the liens on the collateral that had been securing the 8% Notes and eliminate substantially all of the restrictive covenants contained in such indentures governing the 8% Notes. The carrying amount of the remaining 8% Notes outstanding at March 31, 2005 is $12,298.

From time to time, we may offer to purchase at a substantial discount any or all of the remaining 8% Notes through privately negotiated transactions, purchases in the public marketplace or otherwise.

The following table summarizes the carrying value of the 8% Notes at December 31 (in millions):

                                                 2005               2006               2007
                                                 ----               ----               ----
8% Notes Principal amount outstanding           $17.3              $18.7              $18.7
   Discount                                      (3.3)              (2.3)              (1.2)
                                                ------             ------             ------
   Carrying value                               $14.0              $16.4              $17.5
                                                ======             ======             ======

In April 2004, we renegotiated and amended our lease arrangement with GECC. Under terms of the amended lease, six payments of approximately $6.1 million were due semi-annually on February 28 and August 28 beginning in February 2005. We and GECC mutually agreed to a $9.5 million fair market sales value for the leased equipment, which amount was used to value the equipment in fresh-start accounting. We had the option to terminate the lease early upon payment of $33.0 million through February 28, 2005; thereafter the amount of the early termination payment would decrease upon payment of each semi-annual capital lease payment. The equipment would transfer to us free and clear of all liens on the earlier of (i) the payment of the early termination amount, plus any accrued interest due and payable at 6% per annum or (ii) the payment of the final installment due August 28, 2007.

On June 29, 2004, we exercised our $33.0 million early termination payment option, terminated the lease and acquired title to the leased equipment. The leased equipment was transferred to us free and clear of all liens.

Letters of credit in the amount of $1.8 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at March 31, 2005.

We finance our working capital needs through a combination of internally generated cash from operations, cash on hand and our revolving credit facility.

Our board of directors has approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $15 million, substantially all of which will result in future cash expenditures. We also expect to make capital expenditures of approximately $5 million to $6 million in connection with the restructuring. We expect to incur a substantial portion of these costs and capital expenditures beginning in the second quarter of 2005 and expect to continue to incur them through the end of 2006. We believe that the restructuring will yield annual operating cost reductions of between $7 million and $8 million when the project is complete.

Capital expenditures for first quarter 2005 and first quarter 2004 totaled $2.8 million and $0.8 million, respectively. The 2005 capital expenditures are expected to be $14 million including amounts for the relocation of finishing operations to Mexico. The 2005 capital expenditures are principally related to (i) the installation of environmental equipment to conform to MACT standards for casing manufacturers and (ii) capital expenditures for the relocation of finishing operations to Mexico.

In 2004, we spent approximately $2.7 million on research and development programs, including product and process development, and on new technology development. The 2005 research and development and product introduction expenses are expected to be in the $3.0 million range. Among the projects included in the current research and development efforts are SmokeMaster(r) small diameter and fibrous casings, Visflex(r) casings and the application of certain patents and technology for license by Viskase.

Pension and Post-Retirement Benefits
------------------------------------

Our long-term pension and post-retirement benefit liabilities totaled $66.2 million at March 31, 2005.

Expected annual cash contributions for pension and post-retirement benefit liabilities are expected to be (in millions):

                                 2005          2006          2007          2008          2009
                                 ----          ----          ----          ----          ----
Pension                          $3.8         $13.1          $8.7          $7.6          $3.0
Post-retirement benefit           1.0           1.0           1.1           1.2           1.2
                                 ----         -----          ----          ----          ----
Total                            $4.8         $14.1          $9.8          $8.8          $4.2
                                 ====         =====          ====          ====          ====

Other
-----

As of March 31, 2005, aggregate maturities of debt for each of the next five years are (in thousands):

                                    2005       2006       2007       2008       2009       Thereafter
                                    ----       ----       ----       ----       ----       ----------
11.5% Senior Secured Notes                                                                  $90,000
8% Notes                                                            $18,684
Other                               $325                                                        128
                                    ----       ----       ----       ------     ----       ----------

                                    $325                            $18,684                 $90,128

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements. In preparing these financial statements, management bases its estimates on historical experience and other assumptions that it believes are reasonable. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and the use of assumptions as to uncertainties and, as a result, actual results could differ from these estimates. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements. We are not aware of any trend, event or uncertainty that would materially affect the methodology or assumptions used within our critical accounting policies. We have not made any material changes to accounting estimates in the past three years, and at this time we do not intend to make any changes in the underlying assumptions to our accounting estimates.

Revenue Recognition
-------------------

Our revenues are recognized at the time the products are shipped to the customer, under F.O.B. Shipping Point terms or under F.O.B. Port terms. Revenues are net of any discounts, rebates and allowances. We record all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of cost of goods sold.

Allowance for Doubtful Accounts Receivable
------------------------------------------

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is primarily based upon our evaluation of the financial condition of each customer, each customer's ability to pay and historical write-offs.

Allowance for Obsolete and Slow Moving Inventories
--------------------------------------------------

Inventories are valued at the lower of cost or market. The inventories have been reduced by an allowance for slow moving and obsolete inventories. The estimated allowance is based upon management's estimate of specifically identified items, the age of the inventory and historical write-offs of obsolete and excess inventories.

Deferred Income Taxes
---------------------

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

Pension Plans and Other Post-Retirement Benefit Plans
-----------------------------------------------------

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

Our North American operations have historically provided post-retirement health care and life insurance benefits. We accrue for the accumulated post-retirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions. We terminated post-retirement medical benefits as of December 31, 2004 for all active employees and retirees in the U.S. who were not covered by a collective bargaining agreement.

The weighted average plan asset allocation at December 31, 2004 and 2003, and target allocation (not weighted) for 2005, are as follows:

                                             Percentage of Plan                     2005
                                                   Assets                          Target
           Asset Category                    2004          2003                  Allocation
-------------------------------------       ------        ------                 ----------
Equity Securities                           62.5%         58.5%                      60%
Debt Securities                             35.2%         37.1%                      40%
Other                                        2.3%          4.4%                       0%
                                           ------        ------                     ----
Total                                      100.0%        100.0%                     100%

Goodwill and Intangible Assets
------------------------------

Intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. As part of fresh-start accounting, the Company recognized intangible assets that are being amortized. Non-compete agreements in the amount of $1,236 are being amortized over two years.

Property, Plant and Equipment
-----------------------------

We carry property, plant and equipment at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees directly associated with the project. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from (i) building and improvements - 10 to 32 years, (ii) machinery and equipment - 4 to 12 years, (iii) furniture and fixtures - 3 to 12 years and (iv) auto and trucks - 2 to 5 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations.

Long-Lived Assets
-----------------

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

Other Matters
-------------

We do not have off-balance sheet arrangements (sometimes referred to as "special purpose entities"), financing or other relations with unconsolidated entities or other persons. In the ordinary course of business, we lease certain casing manufacturing and finishing equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of March 31, 2005 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

Recent Accounting Pronouncements
--------------------------------

In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), "Inventory Costs
- an Amendment of ARB No. 43 Chapter 4." SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company plans to adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial statements as such costs have historically been expensed as incurred.

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29" which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of a fair value method of accounting for stock compensation. SFAS 123R is applicable for all fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact this statement will have on the financial statements.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of FIN 47 on its consolidated financial statements.

Forward-looking Statements
--------------------------

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and our plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for our products; changes in other costs; opportunities that may be presented to and pursued by us; determinations by regulatory and governmental authorities; the timing and cost of our finishing operations restructuring; and the ability to achieve other cost reductions and efficiencies.

Related Party Transactions (Dollars in Thousands)
-------------------------------------------------

During the quarter ended March 31, 2005, we purchased $31 in telecommunication services from XO Communications, Inc., an affiliate of Carl
C. Icahn, who may be deemed to be the beneficial owner of approximately 29.1% of the common stock. We believe that the purchase of the telecommunication services was on terms at least as favorable as we would expect to negotiate with an unaffiliated party.

Arnos Corp., an affiliate of Carl C. Icahn, was the lender under a secured revolving credit facility that we terminated in 2004. We paid Arnos Corp. origination fees, interest and unused commitment fees of $144 during 2004. We believe the terms of this facility were at least as favorable as those that we would have expected to negotiate with an unaffiliated party.

On June 29, 2004 we repurchased 805,270 shares of common stock (representing approximately 7.34% of the issued and outstanding common stock on a fully diluted basis as of June 17, 2004) held by Jefferies & Company, Inc., the initial purchaser of the 11.5% Senior Secured Notes, or our affiliates for total consideration of $298.

Contingencies
-------------

In 1988, Viskase Canada Inc. ("Viskase Canada"), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation ("Union Carbide") in the Ontario Superior Court of Justice, Court File No.: 292270188 seeking damages resulting from Union Carbide's breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 ("Agreement"). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., our cellulosic casings business and plastic barrier films business ("Business"), which purchase included a facility in Lindsay, Ontario, Canada ("Site"). Viskase Canada is claiming that Union Carbide breached several representations and warranties and deliberately and/or negligently failed to disclose to Viskase Canada the existence of contamination on the Site.

In November 2000, the Ontario Ministry of the Environment ("MOE") notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl ("PCB") contamination. Viskase Canada and The Dow Chemical Company, corporate successor to Union Carbide ("Dow"), have been working with the MOE in investigating the PCB contamination and developing and implementing, if appropriate, a remedial plan for the Site and the affected area.

The Company and Dow have reached an agreement in principle for resolution of all outstanding matters between them whereby Dow would repurchase the Site for $1.375 million (Canadian), would be responsible for, and assume the cost of remediation of the Site, and would indemnify Viskase Canada and its affiliates, including the Company, in relation to all related environmental liabilities at the Site and dismissal of the action referred to above. As of March 31, 2005, we had a reserve of $0.5 million (U.S.) for property remediation and cost.

In 1993, the Illinois Department of Revenue ("IDR") submitted a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and our subsidiaries in Bankruptcy Court, Bankruptcy Case Number 93 B 319 for alleged liability with respect to the IDR's denial of our allegedly incorrect utilization of certain loss carry-forwards of certain of our subsidiaries. In September 2001, the Bankruptcy Court denied the IDR's claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. The IDR appealed the Bankruptcy Court's decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861; and in February 2002 the district court affirmed the Bankruptcy Court's order. IDR appealed the district court's order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the district court and remanded the case for further proceedings. The matter is now before the Bankruptcy Court for further determination. As of March 31, 2005, the tax liabilities, interest and penalties claimed totaled approximately $2.9 million.

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

In May 2004, we entered into settlement agreement, without the admission of any liability ("Settlement Agreement") with the plaintiffs. Under terms of the Settlement Agreement, the plaintiffs fully released us and our subsidiaries from all liabilities and claims arising from the civil action in exchange for the payment of a $0.3 million settlement amount, which amount was reserved in the December 31, 2003 financial statements.

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

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, will be required to meet maximum achievable control technology ("MACT") air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. We submitted extensive comments to the EPA during the public comment period. Compliance with these new rules is required by June 13, 2005, although we have obtained a one-year extension for both of our facilities. To date, we have spent approximately $8.0 million in capital expenditures for MACT, and expect to spend an additional $2.4 million over the next 12 months, to become compliant with MACT rules at our two U.S. extrusion facilities. Although we are in the process of installing the technology necessary to meet these emissions standards at our two extrusion facilities, our inability to do so, or our inability to receive any further compliance extensions from the necessary regulatory agencies, if required, could result in substantial penalties, including civil fines of up to $65 thousand per facility per day or a shutdown of our U.S. extrusion operations.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables, payables, sales and purchases denominated in U.S. dollars. Based on its sensitivity analyses at March 31, 2005, a 10% devaluation of the U.S. dollar would benefit the Company's consolidated balance sheet by approximately $49 thousand.

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

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

For a description of pending litigation and other contingencies, see Part 1,
Note 10, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

On January 13, 2005, prior to the effectiveness of the Form S-4 registration statement relating to our 11.5% Senior Secured Notes, we issued options to certain of our senior management exercisable in the aggregate for 485,000 shares at an exercise price of $2.90 per share. One-third of the options vest on each of the first, second and third anniversaries of the date of grant, subject to acceleration in certain events. The options were issued without registration pursuant to Rule 701 under the Securities Act of 1933 as we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 at the time the grants were made and the grants otherwise met the requirements of Rule 701.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits
         --------

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C.
      Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C.
      Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                   VISKASE COMPANIES, INC.
                                   -----------------------
                                   Registrant



                      By:  /s/  Gordon S. Donovan
                           -----------------------------------------
                           Gordon S. Donovan
                           Vice President and Chief Financial Officer
                             (Duly authorized officer and principal financial officer of the registrant)







Date:  May 16, 2005

                                                                 Exhibit 31.1

                      CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Weisman, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Viskase Companies, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  May 16, 2005

                                 /s/ Robert L. Weisman
                                 -------------------------------
                                       Robert L. Weisman
                                       President and Chief Executive Officer

                                                                 Exhibit 31.2

               CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
         PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gordon S. Donovan, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Viskase Companies, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 16, 2005

                           /s/ Gordon S. Donovan
                           ------------------------------------------------
                                Gordon S. Donovan
                                Vice President and Chief Financial Officer

                                                                 Exhibit 32.1

                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO SECTION 906 OF THE
                         SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Viskase Companies, Inc. (the "Company") for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Weisman, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 16, 2005

                                      /s/ Robert L. Weisman
                                      --------------------------------------
                                      Robert L. Weisman
                                      President and Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                 Exhibit 32.2

                   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                        PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Viskase Companies, Inc. (the "Company") for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon S. Donovan, Vice President and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 16, 2005

                                  /s/ Gordon S. Donovan
                                  ------------------------------------------
                                  Gordon S. Donovan
                                  Vice President and Chief Financial Officer


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.