Form 10-Q
period 2005-06-30
VISKASE COMPANIES INC
filed 2005-08-15
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                               _______

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005
                                    -------------
                                  OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                     ------------      ------------


                         Commission file number 0-5485
                                                ------


                             VISKASE COMPANIES, INC.
                             -----------------------
          (Exact name of registrant as specified in its charter)

Delaware                                                      95-2677354
--------                                                      ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, Illinois              60527
-----------------------------------------------------              -----
(Address of principal executive offices)                      (Zip Code)

   Registrant's telephone number, including area code:  (630) 789-4900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X       No
                                                    ---         ---

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes          No  X
                                                     ---        ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes    X        No
                                 ---          ---

     As of August 12, 2005, there were 9,715,954 shares outstanding of the registrant's Common Stock, $.01 par value.

                     VISKASE COMPANIES, INC.
                              INDEX

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  Consolidated Financial Statements

   Consolidated balance sheets at June 30, 2005 (unaudited)
     and December 31, 2004                                              3

   Unaudited consolidated statements of operations and
     comprehensive loss for the three months ended June 30, 2005 and June 30, 2004 and for the six months ended June 30, 2005
     and June 30, 2004                                                  4

   Unaudited consolidated statements of cash flows for the
     six months ended June 30, 2005 and June 30, 2004                   5

Notes to consolidated financial statements                              6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    37

Item 4.  Controls and Procedures                                       38

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                             39

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   39

Item 6.  Exhibits                                                      39

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
    (In Thousands, Except for Number of Shares and Per Share Amounts)



                                                                   June 30, 2005       December 31, 2004
                                                                   -------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $22,314                $30,255
  Restricted cash                                                       2,177                  3,461
  Receivables, net                                                     30,030                 30,509
  Inventories                                                          34,379                 32,268
  Other current assets                                                 14,900                 10,469
                                                                      -------                -------
    Total current assets                                              103,800                106,962

Property, plant and equipment                                         107,668                112,158
Less accumulated depreciation                                          19,854                 19,312
                                                                      -------                -------
  Property, plant and equipment, net                                   87,814                 92,846

Deferred financing costs, net                                           4,013                  4,060
Other assets                                                            4,047                  9,564
                                                                     --------               --------
      Total Assets                                                   $199,674               $213,432
                                                                     ========               ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt including current portion of

    long-term debt                                                       $263                   $384
  Accounts payable                                                     12,610                 17,878
  Accrued liabilities                                                  24,526                 25,820
  Current deferred income taxes                                         1,481                  1,481
                                                                     --------               --------

    Total current liabilities                                          38,880                 45,563

Long-term debt                                                        102,106                100,962

Accrued employee benefits                                              66,487                 66,715
Noncurrent deferred income taxes                                       10,368                 12,205

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.01 par value; none outstanding
  Common stock, $.01 par value; 10,652,101 shares
    issued and 9,715,954 shares outstanding at
    June 30, 2005; and 10,670,053 shares issued
    and 9,632,022 shares outstanding at December 31, 2004                 107                    107
  Paid in capital                                                       1,894                  1,894
  Accumulated (deficit)                                               (24,704)               (21,310)
  Less 805,270 treasury shares, at cost                                  (298)                  (298)
  Accumulated other comprehensive income                                4,845                  7,608
  Unearned restricted stock issued for future service                     (11)                   (14)
                                                                     ---------              ---------
    Total stockholders' (deficit)                                     (18,167)               (12,013)
                                                                     ---------              ---------
      Total Liabilities and Stockholders' Deficit                    $199,674               $213,432
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






                                                       3 Months      3 Months      6 Months      6 Months
                                                         Ended         Ended         Ended         Ended
                                                         June          June          June          June
                                                       30, 2005      30, 2004      30, 2005      30, 2004
                                                       --------      --------      --------      --------
NET SALES                                              $52,100       $50,797      $101,624      $101,412

COSTS AND EXPENSES
  Cost of sales                                         40,982        39,384        80,974        79,642

  Selling, general and administrative                    7,295         7,589        14,691        15,406
  Amortization of intangibles                              118           269           387           539
  Restructuring expense                                  1,787                       2,174           668
                                                       -------       -------      --------      --------

OPERATING INCOME                                         1,918         3,555         3,398         5,157
  Interest income                                          113            74           312           218
  Interest expense                                       3,193         3,247         6,259         6,338
  Other expense, net                                     1,759           699           506         3,296
  Loss on early extinguishment of debt,
    net of income tax provision                                       13,083                      13,083
                                                       -------       -------      --------      --------

(LOSS) BEFORE INCOME TAXES                              (2,921)      (13,400)       (3,055)      (17,342)

  Income tax (benefit) provision                          (658)          (59)          336          (239)
                                                       -------       -------      --------      --------

NET (LOSS)                                              (2,263)      (13,341)       (3,391)      (17,103)

  Other comprehensive (loss) income:
  Foreign currency translation adjustments              (1,425)         (290)       (2,763)          327
                                                       -------       -------      --------      --------

COMPREHENSIVE (LOSS)                                   ($3,688)     ($13,631)      ($6,154)     ($16,776)
                                                       ========     =========      ========     =========

WEIGHTED AVERAGE COMMON SHARES

  - BASIC AND DILUTED                                9,714,863    10,652,355     9,680,144    10,661,204
                                                     ==========   ===========    ==========   ===========

PER SHARE AMOUNTS:
(LOSS) PER SHARE
  - BASIC AND DILUTED                                    ($.23)       ($1.25)        ($.35)       ($1.60)
                                                       ========     =========      ========     =========

The accompanying notes are an integral part of the consolidated financial statements.
                                       4

                 VISKASE COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands)

                                                                 6 Months Ended    6 Months Ended
                                                                  June 30, 2005     June 30, 2004
                                                                 --------------    --------------
Cash flows from operating activities:
  Net income (loss)                                                  ($3,391)       ($17,103)

  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization under capital lease                5,621           5,329

      Amortization of intangibles                                        384             539
      Amortization of deferred financing fees                            349              67
      Increase (decrease) in deferred income taxes                      (976)           (707)
      Foreign currency translation loss                                  533            (142)
      Loss in disposition of assets                                     (278)            276
      Bad debt provision                                                  55              74
      Loss (gain) on debt extinguishment                                              13,083
      Non-cash interest on 8% Notes                                    1,159           4,710
      Payment of interest on 8% Notes                                                 (2,196)

      Changes in operating assets and liabilities:
      (net of effects of dispositions)
        Receivables                                                   (1,054)           (438)
        Inventories                                                   (4,046)         (2,381)
        Other current assets                                            (632)         (1,453)
        Accounts payable and accrued liabilities                      (5,124)         (2,401)
        Other                                                          3,665          13,572
                                                                     --------       ---------
      Total adjustments                                                 (344)         27,932
                                                                     --------       ---------

        Net cash (used in) provided by operating activities           (3,735)         10,829

Cash flows (used in) provided by investing activities:
  Capital expenditures                                                (4,821)         (2,504)
  Reacquisition of leased assets                                        (644)         (9,500)
  Treasury stock purchase                                                               (298)
  Proceeds from disposition of assets                                  1,114           1,217
  Restricted cash                                                      1,284          23,536
                                                                     --------       ---------
        Net cash (used in) provided by investing activities           (3,067)         12,451

Cash flows (used in) provided by financing activities:
  Deferred financing costs                                              (302)         (3,252)
  Proceeds from issuance of long-term debt                                            89,211
  Proceeds from issuance of warrants                                                   1,001
  Repayment of long-term borrowings                                      (85)       (104,275)
                                                                     --------       ---------
        Net cash (used in) financing activities                         (387)        (17,315)

Effect of currency exchange rate changes on cash                        (752)           (277)
                                                                     --------       ---------
Net (decrease) increase in cash and equivalents                       (7,941)          5,688
Cash and equivalents at beginning of period                           30,255          23,160
                                                                     --------       ---------
Cash and equivalents at end of period                                $22,314         $28,848
                                                                    =========       =========



Supplemental cash flow information:
  Interest paid less capitalized interest                             $4,738          $3,295
  Income taxes paid                                                      $35             $23

The accompanying notes are an integral part of the consolidated financial statements.
                                       5

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

1.   Summary of Significant Accounting Policies

     General

     Viskase Companies, Inc. is a Delaware corporation organized in 1970. As used herein, the "Company" means Viskase Companies, Inc. and its subsidiaries.

     Nature of Operations

     The Company is a producer of non-edible cellulosic and plastic casings used to prepare and package processed meat products, and a provider of value-added support services relating to these products, for some of the largest global consumer products companies. The Company operates seven manufacturing facilities and eight distribution centers in North America, Europe and Latin America and, as a result, is able to sell its products in most countries throughout the world.

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

     Cash Equivalents

     For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $20,364 and $28,272 of short-term investments at June 30, 2005 and December 31, 2004, respectively. Restricted cash is principally cash held as collateral for outstanding letters of credit with a commercial bank.
                                       6

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

     Goodwill and Intangible Assets

     Intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. As part of fresh-start accounting, the Company recognized intangible assets that are being amortized. Non-compete agreements in the amount of $1,236 were amortized over the two years ended March 31, 2005.

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

     Accounts Payable

     The Company's cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $677 and $1,092 at June 30, 2005 and December 31, 2004, respectively, are not deducted from cash but are reflected in Accounts Payable on the consolidated balance sheets.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     Pensions and Other Post-Retirement Benefits

     The North American operations of the Company have defined benefit retirement plans covering substantially all salaried and full time hourly employees hired prior to March 31, 2003. The Company's operation in Germany also has a defined benefit plan covering substantially all of its employees. Pension cost is computed using the projected unit credit method. The discount rate used approximates the average yield for high-quality corporate bonds as of the valuation date. The Company's funding policy is consistent with funding requirements of the applicable Federal and foreign laws and regulations.

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

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     Accounting for Stock-Based Compensation

     The Company uses a fair value method to account for options granted to employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. The pro forma effect of accounting for stock options under a fair value method is as follows:



     (Dollars in Thousands, Except Per Share Amounts)            6 Months       6 Months
                                                                Ended June     Ended June
                                                                 30, 2005       30, 2004
                                                                ----------     ----------
     Net income, as reported                                     ($3,391)       ($17,103)
     Deduct: Total stock-based compensation expense under a
     fair value based method, net of related tax effects             (67)
                                                                 --------       ---------
     Net income, pro forma                                       ($3,458)       ($17,103)
                                                                 ========       =========

     Basic and diluted earnings per share, as reported            ($0.35)         ($1.60)
     Basic and diluted earnings per share, pro forma

              ($0.36)         ($1.60)


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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of a fair value method of accounting for stock compensation. SFAS 123R is applicable for annual, rather than interim, periods beginning after June 15, 2005, as such, the Company must adopt in January 2006. The Company is currently evaluating the impact this statement will have on the financial statements.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

2.   Cash and Cash Equivalents

<CAPTION


                                              June 30, 2005     December 31, 2004
                                              -------------     -----------------



     Cash and cash equivalents                   $22,314             $30,255
     Restricted cash                               2,177               3,461
                                                 -------             -------

                                                 $24,491             $33,716
                                                 =======             =======



As of June 30, 2005, cash equivalents and restricted cash of $20,364 are invested in short-term investments.

3.   Inventories

     Inventories consisted of:

                                              June 30, 2005     December 31, 2004
                                              -------------     -----------------
     Raw materials                                $4,696              $4,816
     Work in process                              15,382              13,558
     Finished products                            14,301              13,894
                                                 -------             -------

                                                 $34,379             $32,268
                                                 =======             =======

     Approximately 45% of the Company's inventories at June 30, 2005 were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of FIFO cost or market. At June 30, 2005, the LIFO values exceeded current manufacturing cost by approximately $251.

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

     Outstanding short-term and long-term debt consisted of:


                                                             June 30, 2005     December 31, 2004
                                                             -------------     -----------------
     Short-term debt, current maturity of long-term debt:
          Other                                                      $263              $384
                                                                     ----              ----
               Total short-term debt                                 $263              $384
                                                                     ====              ====

     Long-term debt:
          11.5% Senior Secured Notes                              $89,142           $89,071
          8% Notes                                                 12,844            11,757
          Other                                                       120               134
                                                                 --------          --------
               Total long-term debt                              $102,106          $100,962
                                                                 ========          ========

     Revolving Credit Facility
     -------------------------
     On June 29, 2004, the Company entered into a new $20,000 secured revolving credit facility ("Revolving Credit Facility"). The Revolving


     Credit Facility includes a letter of credit subfacility of up to $10,000 of the total $20,000 maximum facility amount. The Revolving Credit Facility expires on June 29, 2009. Borrowings under the loan and security agreement governing this Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Revolving Credit Facility, we will be able to choose between two per annum interest rate options: (i) the lender's prime rate and (ii) LIBOR plus a margin currently of 2.25% (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that the minimum interest rate shall be at least equal to 3.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable LIBOR rate margin less 50 basis points. The Revolving Credit Facility also provides for an unused line fee of 0.375% per annum.

     Indebtedness under the Revolving Credit Facility is secured by liens on substantially all of the Company's and the Company's domestic subsidiaries' assets, with liens (i) on inventory, account receivables, lockboxes, deposit accounts into which payments are deposited and proceeds thereof, which will be contractually senior to the liens securing the 11.5% Senior Secured Notes and the related guarantees pursuant to an intercreditor agreement, (ii) on real property, fixtures and improvements thereon, equipment and proceeds thereof, which will be contractually subordinate to the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement,
     (iii) on all other assets, which will be contractually pari passu with the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     The Revolving Credit Facility contains various covenants which will restrict the Company's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving Credit Facility exceeds 30% of the facility amount. The Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20,000 facility amount, is 2% through June 29, 2006, and 1% through June 29, 2007.

     There were no short-term borrowings under revolving credit facilities during 2004 and 2005.

     11.5% Senior Secured Notes
     --------------------------
     On June 29, 2004, the Company issued $90,000 of 11.5% Senior Secured Notes that bear interest at a rate of 11.5% per annum, payable semi-annually in cash on June 15 and December 15, commencing on December 15, 2004. The 11.5% Senior Secured Notes mature on June 15, 2011.

     The 11.5% Senior Secured Notes will be guaranteed on a senior secured basis by all of our future domestic restricted subsidiaries that are not immaterial subsidiaries (as defined). The 11.5% Senior Secured Notes and the related guarantees (if any) are secured by substantially all of the tangible and intangible assets of the Company and guarantor subsidiaries (if any); and includes the pledge of the capital stock directly owned by the Company or the guarantors; provided that no such pledge will include more than 65% of any foreign subsidiary directly owned by the Company or the guarantor. The Indenture and the security documents related thereto provide that, to the extent that any rule is adopted, amended or interpreted that would require the filing with the SEC (or any other governmental agency) of separate financial statements for any of our subsidiaries due to the fact that such subsidiary's capital stock secures the 11.5% Senior Secured Notes, then such capital stock will automatically be deemed not to be part of the collateral securing the 11.5% Senior Secured Notes to the extent necessary to not be subject to such requirement. In such event, the security documents may be amended, without the consent of any holder of 11.5% Senior Secured Notes, to the extent necessary to release the liens on such capital stock.

     With limited exceptions, the 11.5% Senior Secured Notes require that the Company maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:


     Fiscal quarter ending                            Amount
     ----------------------------------------         -------


September 30, 2004 through September 30, 2006         $16,000
December 31, 2006 through September 30, 2008          $18,000
December 31, 2008 and thereafter                      $20,000

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15,000. The minimum annual level of EBITDA covenant is not currently in effect as the Company's unrestricted cash and the amount of available credit under the Revolving Credit Facility exceed $15,000. The Company's EBITDA as of June 30, 2005 would have exceeded the required covenant level if the covenant had been in effect at that time.

     The 11.5% Senior Secured Notes limit the ability of the Company to (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments, (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and (x) change the nature of our business. At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and vincluding June 15, 2008, discounted to the date of redemption on a vsemi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of June 30, 2005 is approximately 125%.

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

     Within 90 days after the end of each fiscal year ending in 2006 and thereafter, for which the Company's Excess Cash Flow (as defined) was greater than or equal to $2,000, the Company must offer to purchase a portion of the 11.5% Senior Secured Notes at 101% of principal amount, together with accrued and unpaid interest to the date of purchase, with 50% of our Excess Cash Flow from such fiscal year ("Excess Cash Flow Offer Amount"); except that no such offer shall be required if the Revolving Credit Facility prohibits such offer from being made because, among other things, a default or an event of default is then outstanding thereunder. The Excess Cash Flow Offer Amount shall be reduced by the aggregate principal amount of 11.5% Senior Secured Notes purchased in eligible open market purchases as provided in the indenture.

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

     On June 29, 2004, the Company repurchased $55,527 aggregate principal amount of its 8% Notes, and the holders (i) released the liens on the collateral that secured the 8% Notes, (ii) contractually subordinated the Company's obligations under the 8% Notes to obligations under certain indebtedness, including the new 11.5% Senior Secured Notes and the Revolving Credit Facility; and (iii) eliminated substantially all of the restrictive covenants contained in the indenture governing the 8% Notes. The carrying value of the remaining 8% Notes outstanding at June 30, 2005 is $12,844.

     The 8% Notes were valued at market in fresh-start accounting. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%.

     The following table summarizes the carrying value of the 8% Notes at December 31 assuming interest through 2006 is paid in the form of 8% Notes (paid-in-kind):

                                 2005              2006              2007
     8% Notes
          Principal            $17,261           $18,684           $18,684
          Discount               3,305             2,283             1,148
                               -------           -------           --------


          Carrying value       $13,956           $16,401           $17,536
                               =======           =======           ========

     Letter of Credit Facility
     -------------------------
     Letters of credit in the amount of $1,358 were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at June 30, 2005.

     The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand. The Revolving Credit Facility provides additional financial flexibility.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     GECC
     ----
     On June 29, 2004, the Company exercised its $33,000 early termination payment option under its lease agreement with GECC and acquired title to the leased equipment. The leased equipment was transferred to the Company free and clear of all liens.

     Aggregate maturities of debt for each of the next five years are:

                                    2005        2006        2007        2008        2009        Thereafter

                                    ----        ----        ----        ----        ----        ----------
     11.5% Senior Secured Notes                                                                   $90,000
     8% Notes                                                          $18,684
     Other                          $263                                                              120
                                    ----        ----        ----       -------      ----          -------

                                    $263                               $18,684                    $90,120
                                    ====        ====        ====       =======      ====          =======

5.   Post-Retirement Plans

     Pension contributions
     ---------------------
     The Company paid $1,441 during the first six months of 2005, and expects to contribute an additional $2,766 during the remainder of the year.

                                                   6 Months          6 Months
                                                     Ended             Ended
                                                   June 30,          June 30,
                                                     2005              2004
                                                   --------          --------
     Component of net period benefit cost
         Service cost                               $1,277            $1,139
         Interest cost                               3,654             3,708
         Expected return on plan assets             (3,400)           (3,500)
         Amortization of prior service cost           (184)               43
                                                    -------           -------
           Total net periodic benefit cost          $1,347            $1,390
                                                    =======           =======

     The Company has expensed $1,347 in the first six months of 2005 and expects its pension expense to be $2,576 for the year.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     Post-retirement benefits

     ------------------------
     The Company paid $721 during the first six months of 2005, and expects to contribute an additional $371 during the remainder of the year.

                                                         Other Benefits
                                                   --------------------------
                                                   6 Months          6 Months
                                                     Ended             Ended
                                                   June 30,          June 30,
                                                     2005              2004
                                                   --------          --------

     Component of net period benefit cost
         Service cost                                $120               $484
         Interest cost                                545              1,747
         Amortization of prior service cost           (52)               189
                                                     -----            -------

           Total net periodic benefit cost           $613             $2,420
                                                     =====            =======

     The Company has expensed $613 in the first six months of 2005 and expects its post-retirement benefits expense to be $1,225 for the year.

     The Company terminated post-retirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who were not covered by a collective bargaining agreement.


6.   Restructuring Charges (Dollars in Millions)

     During the second quarter of 2005, our board of directors has approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $15,000, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $5,000 to $6,000 in connection with the restructuring. We began incurring a substantial portion of these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the end of 2006.

     A $1,787 charge for one-time employee costs related to the Kentland relocation was recorded during the second quarter of 2005.

     During the first quarter of 2005, the Company committed to a restructuring plan to continue to address the Company's competitive environment. The plan resulted in a before tax charge of $387.

     During the first quarter of 2004, the Company committed to a restructuring plan to continue to address the Company's competitive environment. The plan resulted in a before tax charge of $784. Approximately 13% of the home office personnel were laid off due to the restructuring plan. The 2004 restructuring charge is offset by a reversal of an excess reserve of $116 relating to the 2003 restructuring reserve.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     During the third and fourth quarters of 2003, the Company committed to a restructuring plan to address the industry's competitive environment. The plan resulted in a before-tax charge of $2,562. Approximately
     2% of the Company's worldwide workforce was laid off due to the 2003 restructuring plan.

     The renegotiated Nucel(r) technology third-party license fee payments remaining as of June 30, 2005 are $200 and are included in the 2000 restructuring reserve.


     Restructuring Reserves
     ----------------------
     The following table provides details of the 2005, 2003 and 2000 restructuring reserves for the period ended June 30, 2005 (dollars in millions):

                                      Restructuring                                           Restructuring
                                      reserve as of                                           reserve as of
                                       December 31,      2005                    Other           June 30,
                                          2004          Charge    Payments    adjustments          2005
                                      -------------     ------    --------    -----------     -------------
     2005 employee costs                                 $2.2      ($0.6)                          $1.6
     2003 employee costs                  $0.1                      (0.1)                           0.0
     2000 Nucel(r) license fees            0.2                                                      0.2
                                          ----           ----      ------         ----             ----
       Total restructuring charge
       payments                           $0.3           $2.2      ($0.7)                          $1.8
                                          ====           ====      ======         ====             ====

7.   Capital Stock and Paid in Capital

     Authorized shares of preferred stock $(0.01 par value per share) and common stock $(0.01 par value per share) for the Company are 50,000,000 shares and 50,000,000 shares, respectively. A total of 10,652,101 shares of common stock were issued and 9,715,954 were outstanding as of June 30, 2005. A total of 10,670,053 shares of common stock were issued and 9,632,022 were outstanding as of December 31, 2004.

     In connection with the Company's emergence from bankruptcy in 2003, 660,000 shares of common stock were reserved for grant to management and employees under the Viskase Companies, Inc. Restricted Stock Plan. On April 3, 2003, the Company granted 330,070 shares of restricted common stock ("Restricted Stock") under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vest 12.5% on grant date; 17.5% on the first anniversary of grant date; 20% on the second anniversary of grant date; 20% on the third anniversary; and, 30% on the fourth anniversary of the grant date, subject to acceleration upon the occurrence of certain events. The Restricted Stock expense for the six-month periods ended June 30, 2005 and 2004 is $3 and $6, respectively. The value of the Restricted Stock was calculated based on the fair market value of approximately $0.10 per share for the new common stock upon emergence from bankruptcy using a multiple of cash flow calculation to determine enterprise value and the related equity value.

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

     Pursuant to the Company's 2003 plan of reorganization, holders of the pre-petition common stock received warrants to purchase shares of common stock ("Old Warrants"). At June 30, 2005, Old Warrants exercisable for 304,127 shares of common stock are outstanding. The Old Warrants have a seven-year term expiring on April 2, 2010, and have an exercise price of $10.00 per share.

10.  Contingencies

     In 1988, Viskase Canada Inc. ("Viskase Canada"), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation ("Union Carbide") in the Ontario Superior Court of Justice, Court File No.: 292270188, seeking damages resulting from Union Carbide's breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 ("Agreement"). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business ("Business"), which purchase included a facility in Lindsay, Ontario, Canada ("Site"). Viskase Canada is claiming that Union Carbide breached several representations and warranties and deliberately and/or negligently failed to disclose to Viskase Canada the existence of contamination on the Site.

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

     The Company and Dow reached an agreement for resolution of all outstanding matters between them whereby Dow repurchased the Site for $1,375 (Canadian), and is responsible for, and assumed the cost of remediation of the Site, and indemnified Viskase Canada and its affiliates, including the Company, in relation to all related environmental liabilities at the Site and Viskase Canada dismissed the action referred to above. The transaction was closed during May 2005, and resulted in a gain of $279 (US).

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     In 1993, the Illinois Department of Revenue ("IDR") submitted a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR's denial of the Company's allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries. In September 2001, the Bankruptcy Court denied the IDR's claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court's decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the district court affirmed the Bankruptcy Court's order. IDR appealed the district court's order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the district court and remanded the case for further proceedings. The matter is now before the Bankruptcy Court for further determination. As of June 30, 2005, the tax liabilities, interest and penalties claimed totaled approximately $2,600.

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

     In May 2004, the Company entered into a settlement agreement, without the admission of any liability ("Settlement Agreement"), with the plaintiffs. Under terms of the Settlement Agreement, the plaintiffs fully released the Company and its subsidiaries from all liabilities and claims arising from the civil action in exchange for the payment of a $300 settlement amount, which amount was reserved in the December 31, 2003 financial statements.

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

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)


     Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology ("MACT") air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules was required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $9,000 in capital expenditures for MACT, and expects to spend an additional $1,300, principally over the next 6 months, to become compliant with MACT rules at our two U.S. extrusion facilities.

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

11.  Earnings Per Share

     Following are the reconciliations of the numerators and denominators of the basic and diluted EPS (in thousands, except for number of shares and per share amounts):

                                                       3 Months       3 Months      6 Months      6 Months
                                                         Ended          Ended         Ended         Ended
                                                         June           June          June          June
                                                       30, 2005       30, 2004      30, 2005      30, 2004
                                                       --------       --------      --------      --------

NUMERATOR:

Income (loss) available to common stockholders:


Net income (loss)                                      ($2,263)      ($13,341)      ($3,391)     ($17,103)
                                                       --------      ---------      --------     ---------

Net income (loss) available to common stockholders
     for basic and diluted EPS                         ($2,263)      ($13,341)      ($3,391)     ($17,103)
                                                       ========      =========      ========     =========


DENOMINATOR:


Weighted average shares outstanding
     for basic EPS                                   9,714,863     10,652,355     9,680,144     10,661,204

Effect of dilutive securities
                                                     ---------     ----------     ---------     ----------

Weighted average shares outstanding
     for diluted EPS                                 9,714,863     10,652,355     9,680,144     10,661,204
                                                     =========     ==========     =========     ==========

     Common stock equivalents, consisting of the New Warrants for 805,230 shares, Old Warrants for 304,127 shares, 990,000 stock options issued to management, and 130,877 shares of unvested restricted stock are excluded as they are anti-dilutive on the loss per share. The vested portion of the Restricted Stock is included in the weighted-average shares outstanding for basic earnings per share.

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

                                               6 Months Ended          6 Months Ended
                                                June 30, 2005        December 31, 2004
                                               --------------        -----------------
     Net income:
          As reported                             ($3,391)               ($17,103)
          Pro forma                               ($3,458)               ($17,103)
     Basic and diluted earnings per share:
          As reported                               ($.35)                 ($1.60)

          Pro forma                                 ($.36)                 ($1.60)

     The fair values of the options granted during 2005 and 2004 were estimated on the date of grant using the binomial option pricing model. The assumptions used and the estimated fair values are as follows:

                                          2005          2004
                                          ----          ----

     Expected term                      10 years       5 years
     Expected stock volatility            14.88%        16.05%
     Risk-free interest rate               4.17%         3.44%
     Fair value per option                $1.09         $0.54

     The Company has granted non-qualified stock options to its chief executive officer for the purchase of 500,000 shares of its common stock under an employment agreement. The Company has granted non-qualified stock options to its management for the purchase of 490,000 shares of its common stock. Options were granted at, or above, the fair market value at date of grant and one-third vests on each of the first, second and third anniversaries of the date of grant, subject to acceleration in certain events. The options for its chief executive officer and those granted to management expire five years and ten years, respectively, from the date of grant. The Company's outstanding options were:

                                                                     Weighted
                                                    Shares            Average
                                                     Under           Exercise
                                                    Option             Price
                                                    ------           --------
          Outstanding, March 31, 2005              980,000             $2.64
          Granted                                   10,000             $2.90
          Exercised                                      0
          Forfeited                                      0
                                                   -------
          Outstanding, June 30, 2005               990,000             $2.65
                                                   =======             =====

None of the options were exercisable as of June 30, 2005.

                   VISKASE COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

13.  Business Segment Information and Geographic Area Information

     The Company primarily manufactures and sells cellulosic food casings. The Company's operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company's corporate headquarters and are not allocated geographically. They include most of the Company's debt and related interest expense and income tax benefits. Other expense for the 6 months ended June 30, 2005 and June 30, 2004 includes net foreign exchange transaction losses of approximately $970 and $2,698, respectively.

     Geographic Area Information
     ---------------------------


                                                        6 Months        6 Months
                                                          ended           ended
                                                        June 30,        June 30,
                                                          2005            2004
                                                        --------        --------


     Net sales
     United States                                       $54,925         $55,993
     Canada                                                4,078           3,865
     South America                                         3,958           3,809
     Europe                                               38,663          37,745
                                                        --------        --------

                                                        $101,624        $101,412
                                                        =========       =========

     Operating income (loss)
     United States                                        $4,194          $5,549
     Canada                                                 (300)           (416)
     South America                                          (254)           (452)
     Europe                                                 (242)            476
                                                        ---------       ---------


                                                          $3,398          $5,157
                                                        =========       =========


     Identifiable assets
     United States                                      $114,468        $116,869
     Canada                                                   37             754
     South America                                         7,806           7,370
     Europe                                               77,363          78,176
                                                        ---------       ---------



                                                        $199,674        $203,169
                                                        =========       =========

     United States export sales
       (reported in North America net sales above)
     Asia                                                 $9,241          $8,992
     South and Central America                             2,548           2,504
     Other international                                   6,149           5,700
                                                        ---------       ---------



                                                         $17,938         $17,196
                                                        =========       =========

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

Results of Operations
---------------------
We are a worldwide leader in the manufacture and sale of cellulosic, fibrous and plastic casings for the processed meat industry. We currently operate seven manufacturing facilities and eight distribution centers throughout North America, Europe and South America and we derive approximately 60% of total net sales from customers located outside the United States. We believe we are one of the two largest manufacturers of non-edible cellulose casings for small-diameter processed meats and one of the three largest manufacturers of non-edible fibrous casings. Our management believes that the factors most critical to the success of our business are:


  * maintaining and building upon our reputation for providing a high level of customer and technical services;
  * maintaining and building upon our long-standing customer relationships, many of which have continued for decades;
  * developing additional sources of revenue through new products and services;
  * penetrating new regional markets; and
  * continuing to streamline our cost structure.

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

Our cellulose and fibrous casing extrusion operations are capital-intensive and are characterized by high fixed costs. Our plastic casing extrusion and finishing operations are characterized by relatively high labor costs. The industry's operating results have historically been sensitive to the global balance of capacity and demand. The industry's extrusion facilities produce casings under a timed chemical process and operate continuously. We believe that the industry's current output is in the process of balancing with global demand and the recent downward trend in casing prices has stabilized.

Recently, the Company announced it was restarting extrusion capacity at our Thaon-les-Vosges, France facility. This capacity will come on-line during the fourth quarter of 2005. The cost associated with the restart is estimated to be approximately $1.0 million. The projected increase in global industry capacity from our restart of extrusion capacity is less than 5%. The Company has additional capacity that can be restarted at the Thaon-les-Vosges, France facility at minimal incremental cost should market conditions warrant it.

Our contribution margin varies with changes in selling price, input material costs, labor costs and manufacturing efficiencies. The total contribution margin increases as demand for our casings increases. Our financial results benefit from increased volume because we do not have to increase our fixed cost structure in proportion to increases in demand. For certain products, we operate at near capacity in our existing facilities. We regularly evaluate our capacity and projected market demand. The Company made the decision to selectively increase our extrusion capacity through a restart of Thaon-les-Vosges, France extrusion capacity to meet the worldwide demand for small-diameter casing.

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

We have continued to reduce our fixed cost structure in response to market and economic conditions. Since 1998, we have reduced annual fixed costs by approximately $40.0 million by:

  * closing our Chicago, Illinois plant and selling the facility;
  * reconfiguring our Loudon, Tennessee, Thaon-les-Vosges, France and Beauvais, France plants;
  * discontinuing our Nucel(r) operations;
  * closing our Lindsay, Ontario, Canada facility; and
  * reducing the number of employees by approximately 30%.

Comparison of Results of Operations for Fiscal Quarters Ended June 30, 2005 and 2004. The following discussion compares the results of operations for the fiscal quarter ended June 30, 2005 to the results of operations for the fiscal quarter ended June 30, 2004. We have provided the table below in order to facilitate an understanding of this discussion. The table shows our results of operations for the second quarter of 2005 and 2004. The table (dollars in millions) is as follows:

                                         Quarter      Quarter        %
                                          ended        ended      Change
                                        June 30,     June 30,      Over
                                          2005         2004        2004
                                        --------     -------      ------

NET SALES                                $52.1        $50.8         2.6%

COST AND EXPENSES
Cost of sales                             41.0         39.4         4.1%
Selling, general and administrative        7.3          7.6        -3.9%
Amortization of intangibles                 .1           .3       -56.1%
Restructuring expense                      1.8           .0           NM
                                         -----        -----

OPERATING INCOME                           1.9          3.6       -46.0%
Interest income                             .1           .1        52.7%
Interest expense                           3.2          3.2        -1.7%
Loss on early extinguishment of debt        .0         13.1           NM
Other expense, net                         1.8           .7       151.6%
Income tax (benefit)                       (.7)         (.1)          NM
                                         -----        -----

NET (LOSS)                               ($2.3)      ($13.3)      -83.0%
                                         ======      =======


NM = Not meaningful when comparing positive to negative numbers or to zero.

Quarter Ended June 30, 2005 Versus Quarter Ended June 30, 2004
--------------------------------------------------------------
Net Sales. Our net sales for the second quarter of 2005 were $52.1 million, which represents an increase of $1.3 million or 2.6% from the comparable prior year quarter. Net sales benefited $1.3 million due to foreign currency translation gains and a $0.5 million increase from volume, offset by a $0.5 million decrease due to price and mix.

Cost of Sales. Cost of sales for the second quarter of 2005 increased 4.1% from the prior year due to the increased sales level for the same period, and increased as a percent of net sales (from 77.5% in 2004 to 78.7% in 2005). The increase as a percent of sales can be attributed to an increase in raw material and labor costs offset by operating efficiencies.

Selling, General and Administrative Expenses. We were able to reduce selling, general and administrative expenses $0.3 million, or from 14.9% of sales in the second quarter of 2004 to 14.0% in the second quarter of 2005. This can be attributed to reductions in overall spending and internal reorganizations that occurred in March 2004, which reduced employee costs in later periods.

Operating Income. The operating income for the second quarter of 2005 was $1.9 million, representing a decrease of $1.7 million from the prior year quarter. The decrease in the operating income resulted primarily from increased restructuring expenses and higher cost of sales, which were offset by improvements in selling, general and administrative expenses. Operating income for the second quarter of 2005 includes a restructuring charge of $1.8 million, which principally consists of one-time employee costs related to our transfer of Kentland, Indiana finishing operations to Monterrey, Mexico.

Interest Expense. Interest expense, net of interest income, for the second quarter of 2005 was comparable to the prior year period.

Other Expense. Other expense of approximately $1.8 million for the second quarter of 2005 consists principally of a $2.0 million net loss related to foreign currency translation. Other expense for the comparable quarter of 2004 of $0.7 million consists principally of a $0.5 million net loss related to foreign currency translation.

Loss on Early Extinguishment of Debt. The loss on debt extinguishment for the second quarter of 2004 of $13.1 million consists of the losses on the early retirement of $55.5 million of the 8% Notes at a discount and of the early termination of the GECC capital lease. The 8% Notes were purchased at a discount to the principal amount, however, the purchase price exceeded the carrying value of the 8% Notes as established in Fresh-Start Accounting. There were no similar early extinguishments of debt during 2005.

Income Tax (Benefit). During the second quarter of 2005, an income tax benefit of $0.7 million was recognized on the loss before income taxes of $3.0 million resulting principally from an income tax benefit for results of operations of foreign subsidiaries.

Primarily as a result of the factors discussed above, loss for the second quarter of 2005 was $2.3 million compared to net loss of $13.3 million for the second quarter of 2004.

Comparison of Results of Operations for Six Months Ended June 30, 2005 and 2004. The following discussion compares the results of operations for the fiscal six months ended June 30, 2005 to the results of operations for the fiscal six months ended June 30, 2004. We have provided the table below in order to facilitate an understanding of this discussion. The table shows our results of operations for the first six months of 2005 and 2004. The table (dollars in millions) is as follows:


                                        6 Months     6 Months        %

                                          ended        ended       Change
                                        June 30,     June 30,       Over
                                          2005         2004         2004
                                        --------     --------      ------

NET SALES                                $101.6       $101.4         0.2%

COST AND EXPENSES
Cost of sales                              81.0         79.6         1.7%
Selling, general and administrative        14.7         15.4        -4.6%
Amortization of intangibles                  .4           .5       -28.2%
Restructuring expense                       2.2           .7       225.4%
                                         ------       ------

OPERATING INCOME                            3.4          5.2       -34.1%
Interest income                              .3           .2        43.1%
Interest expense                            6.3          6.3        -1.2%
Loss on early extinguishment of debt         .0         13.1      -100.0%
Other expense, net                           .5          3.3       -84.6%
Income tax (benefit)                         .3          (.2)          NM

                                         ------       ------

NET (LOSS)                                ($3.4)      ($17.1)      -80.2%
                                         =======      =======

NM = Not meaningful when comparing positive to negative numbers or to zero.

Six Months Ended June 30, 2005 Versus Six Months Ended June 30, 2004
--------------------------------------------------------------------
Net Sales. Our net sales for the first six months of 2005 were $101.6 million, which represents an increase of $0.2 million or 0.2% from the comparable prior year first six months. Net sales benefited $2.6 million due to foreign currency translation gains, offset by a $1.4 million decrease due to price and mix and a $1.0 million decrease from volume.

Cost of Sales. Cost of sales for the first six months of 2005 increased 1.7% from the comparable prior year first six months on a comparable sales level in both periods, and increased as a percent of net sales (from 78.5% in 2004 to 79.7% in 2005). The increase as a percent of sales can be attributed to an increase in raw material and labor costs offset by operating efficiencies.

Selling, General and Administrative Expenses. We were able to reduce selling, general and administrative expenses from 15.2% of sales in the first six months of 2004 to 14.5% in the first six months of 2005. This can be attributed to reductions from continuous cost saving programs, internal reorganizations that occurred in both March 2004 and January 2005, and elimination of certain post-retirement benefits that were effective as of December 31, 2004. Additionally, in the first half of 2004 there was an unusual income charge of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Operating Income. The operating income for the first six months of 2005 was $3.4 million, representing a decrease of $1.8 million from the prior year first six months. The decrease in the operating income resulted primarily from increased restructuring expenses and higher cost of sales, which were offset by improvements in selling, general and administrative expenses. Operating income for the first six months of 2005 includes a restructuring charge of $2.2 million of which $1.7 million was related to one-time employee costs related to our transfer of Kentland, Indiana finishing operations to Monterrey, Mexico. Operating income the first six months of 2004 includes a restructuring charge of $1.1 million, offset by a reversal of an unusual income charge of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Interest Expense. Interest expense, net of interest income, for the first six months of 2005 was comparable to the prior year period.

Other Expense. Other expense of approximately $0.5 million for the first six months of 2005 consists principally of a $1.0 million net loss related to foreign currency translation. Other expense for the comparable period of 2004 of $3.3 million consists principally of a $2.7 million net loss related to foreign currency translation.

Loss on Early Extinguishment of Debt. The loss on debt extinguishment for the first six months of 2004 of $13.1 million consists of the losses on the early retirement of $55.5 million of the 8% Notes at a discount and of the early termination of the GECC capital lease. The 8% Notes were purchased at a discount to the principal amount, however, the purchase price exceeded the carrying value of the 8% Notes as established in Fresh-Start Accounting. There were no similar early extinguishments of debt during 2005.

Income Tax Provision (Benefit). During 2005, an income tax provision of $0.3 million was recognized on the loss before income taxes of $3.1 million resulting principally from an income tax provision for results of operations of foreign subsidiaries.

Primarily as a result of the factors discussed above, loss for the first six months of 2005 was $3.4 million compared to net loss of $17.1 million for the first six months of 2004.

Effect of Changes in Exchange Rates
-----------------------------------
In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies, with the exception of the Brazilian export market and the U.S. export markets, which are priced in U.S. dollars. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Exchange rate fluctuations decreased comprehensive income by $1.0 million for the first six months of 2005 and $2.7 million for the comparable period of 2004.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents decreased by $7.9 million during the first six months of 2005. Cash flows used in operating activities were $3.7 million, used in investing activities were $3.1 million, and used in financing activities were $0.4 million. Cash flows used in operating activities were principally attributable to net loss, and seasonal increase in working capital offset by depreciation, amortization, and non-cash interest. Cash flows used in investing activities were principally attributable to capital expenditures offset by proceeds from the disposition of assets and the release of restricted cash. Cash flows used in financing activities principally consisted of the incurrence of financing fees.

As of June 30, 2005, the Company had positive working capital of approximately $64.9 million including unrestricted cash of $22.3 million, with additional amounts available under its revolving credit facility. While the Company could decide to raise additional amounts through the issuance of new debt or equity, management believes that the existing resources available to it will be adequate to satisfy current and planned operations for at least the next twelve months.

On June 29, 2004, the Company issued $90.0 million of 11.5% Senior Secured Notes that bear interest at a rate of 11.5% per annum, payable semi-annually in cash on June 15 and December 15, commencing on December 15, 2004. The 11.5% Senior Secured Notes mature on June 15, 2011.

The 11.5% Senior Secured Notes will be guaranteed on a senior secured basis by all of our future domestic restricted subsidiaries that are not immaterial subsidiaries (as defined). The 11.5% Senior Secured Notes and the related guarantees (if any) are secured by substantially all of the tangible and intangible assets of the Company and guarantor subsidiaries (if any); and includes the pledge of the capital stock directly owned by the Company or the guarantors; provided that no such pledge will include more than 65% of any foreign subsidiary directly owned by the Company or the guarantor. The Indenture and the security documents related thereto provide that, to the extent that any rule is adopted, amended or interpreted that would require the filing with the SEC (or any other governmental agency) of separate financial statements for any of our subsidiaries due to the fact that such subsidiary's capital stock secures the 11.5% Senior Secured Notes, then such capital stock will automatically be deemed not to be part of the collateral securing the 11.5% Senior Secured Notes to the extent necessary to not be subject to such requirement. In such event, the security documents may be amended, without the consent of any holder of 11.5% Senior Secured Notes, to the extent necessary to release the liens on such capital stock.

With limited exceptions, the 11.5% Senior Secured Notes require that the Company maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:


Fiscal quarter ending                                    Amount
----------------------------------------------        --------------
September 30, 2004 through September 30, 2006         $16.0 million
December 31, 2006 through September 30, 2008          $18.0 million
December 31, 2008 and thereafter                      $20.0 million


unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15.0 million. The minimum annual level of EBITDA covenant is not currently in effect as the Company's unrestricted cash and the amount of available credit under the Revolving Credit Facility exceed $15.0 million. The Company's EBITDA as of June 30, 2005 would have exceeded the required covenant level if the covenant had been in effect at that time.

The 11.5% Senior Secured Notes limit the ability of the Company to (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments, (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and (x) change the nature of our business. At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of June 30, 2005 is approximately 125%.

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


Within 90 days after the end of each fiscal year ending in 2006 and thereafter, for which the Company's Excess Cash Flow (as defined) was greater than or equal to $2.0 million, the Company must offer to purchase a portion of the 11.5% Senior Secured Notes at 101% of principal amount, together with accrued and unpaid interest to the date of purchase, with 50% of our Excess Cash Flow from such fiscal year ("Excess Cash Flow Offer Amount"); except that no such offer shall be required if the Revolving Credit Facility prohibits such offer from being made because, among other things, a default or an event of default is then outstanding thereunder. The Excess Cash Flow Offer Amount shall be reduced by the aggregate principal amount of 11.5% Senior Secured Notes purchased in eligible open market purchases as provided in the indenture.

If the Company undergoes a change of control (as defined), the holders of the 11.5% Senior Secured Notes will have the right to require the Company to repurchase their 11.5% Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of purchase.

If the Company engages in asset sales, it must either invest the net cash proceeds from such sales in its business within a certain period of time (subject to certain exceptions), prepay indebtedness under the Revolving Credit Facility (unless the assets that are the subject of such sales are comprised of real property, fixtures or improvements thereon or equipment) or make an offer to purchase a principal amount of the 11.5% Senior Secured Notes equal to the excess net cash proceeds. The purchase price of each 11.5% Senior Secured Note so purchased will be 100% of its principal amount, plus accrued and unpaid interest to the date of purchase.

The Revolving Credit Facility contains various covenants which will restrict the Company's ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving Credit Facility exceeds 30% of the facility amount. The Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20.0 million facility amount, is 2% through June 29, 2006, and 1% through June 29, 2007.

Borrowings under the loan and security agreement governing this Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Revolving Credit Facility, we will be able to choose between two per annum interest rate options: (i) the lender's prime rate and (ii) LIBOR plus a margin currently of 2.25% (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that the minimum interest rate shall be at least equal to 3.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable LIBOR rate margin less 50 basis points. The Revolving Credit Facility also provides for an unused line fee of 0.375% per annum.

Indebtedness under the Revolving Credit Facility is secured by liens on substantially all of the Company's and the Company's domestic subsidiaries' assets, with liens (i) on inventory, account receivables, lockboxes, deposit accounts into which payments are deposited and proceeds thereof, which will be contractually senior to the liens securing the 11.5% Senior Secured Notes and the related guarantees pursuant to an intercreditor agreement, (ii) on real property, fixtures and improvements thereon, equipment and proceeds thereof, which will be contractually subordinate to the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement, (iii) on all other assets, which will be contractually pari passu with the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement.

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

On June 29, 2004, the Company repurchased $55.5 million aggregate principal amount of its 8% Notes, and the holders (i) released the liens on the collateral that secured the 8% Notes, (ii) contractually subordinated the Company's obligations under the 8% Notes to obligations under certain indebtedness, including the new 11.5% Senior Secured Notes and the Revolving Credit Facility; and (iii) eliminated substantially all of the restrictive covenants contained in the indenture governing the 8% Notes. The carrying value of the remaining 8% Notes outstanding at June 30, 2005 is $12.8 million.

The 8% Notes were valued at market in fresh-start accounting. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%.

The following table summarizes the carrying value (in millions) of the 8% Notes at December 31 assuming interest through 2006 is paid in the form of 8% Notes (paid-in-kind):

                                2005          2006          2007
                                ----          ----          ----

8% Notes
   Principal                   $17.3         $18.7         $18.7
   Discount                     (3.3)         (2.3)         (1.2)
                               ------        ------        ------

   Carrying value              $14.0         $16.4         $17.5
                               ======        ======        ======

On June 29, 2004, we exercised our $33.0 million early termination payment option under the GECC lease, terminated the lease and acquired title to the leased equipment. The leased equipment was transferred to us free and clear of all liens.

Letters of credit in the amount of $1.4 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at June 30, 2005.

We finance our working capital needs through a combination of internally generated cash from operations, cash on hand and our revolving credit facility.

Our board of directors has approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $15.0 million, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $5.0 million to $6.0 million in connection with the restructuring. We began to incur these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the end of 2006. We believe that the restructuring will yield annual operating cost reductions of between $7.0 million and $8.0 million when the project is complete.

Capital expenditures for the first six months of 2005 and the first six months of 2004 totaled $4.8 million and $2.5 million, respectively. The 2005 capital expenditures are expected to be $15 million including amounts for the relocation of finishing operations to Mexico. The 2005 capital expenditures are principally related to (i) the installation of environmental equipment to conform to MACT standards for casing manufacturers and (ii) capital expenditures for the relocation of finishing operations to Mexico.

In 2004, we spent approximately $2.7 million annually on research and development programs, including product and process development, and on new technology development. The 2005 research and development and product introduction expenses are expected to be in the $3.0 million range on an annual basis. Among the projects included in the current research and development efforts are Smoke Master(r) small diameter and fibrous casings, Visflex(r) casings and the application of certain patents and technology for license by Viskase.

Pension and Post-Retirement Benefits
------------------------------------
Our long-term pension and post-retirement benefit liabilities totaled $66.5 million at June 30, 2005.

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
                            ====    =====     ====     ====     ====


Other
-----
As of June 30, 2005, aggregate maturities of debt for each of the next five years are (in thousands):

                               2005     2006     2007       2008      2009     Thereafter
                               ----     ----     ----       ----      ----     ----------


11.5% Senior Secured Notes                                                       $90,000
8% Notes                                                  $18,684
Other                          $263                                                  120
                               ----     ----     ----     -------     ----       -------

                               $263                       $18,684                $90,120



Critical Accounting Policies
----------------------------
The preparation of financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company's financial statements, including, among other things, pensions and other post-retirement benefits and related disclosures, inventories valued under the last-in, first-out method, reserves for excess and obsolete inventory, allowance for doubtful accounts, restructuring charges and income taxes. Management bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a significant effect on the Company's consolidated financial statements.


Revenue Recognition
-------------------
The Company's revenues are recognized at the time products are shipped to the customer, under F.O.B. Shipping Point terms or under F.O.B. Port terms. Revenues are net of any discounts, rebates and allowances. The Company records all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of cost of goods sold.

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

The weighted average plan asset allocation at December 31, 2004 and 2003, and target allocation (not weighted) for 2005, are as follows:


                                      Percentage of Plan
                                            Assets                     2005
                                      ------------------              Target

     Asset Category                    2004        2003             Allocation
------------------------------         ----        ----             ----------

Equity Securities                     62.5%       58.5%                 60%
Debt Securities                       35.2%       37.1%                 40%
Other                                  2.3%        4.4%                  0%
                                     ------      ------                ----
Total                                100.0%      100.0%                100%

Goodwill and Intangible Assets
------------------------------
Intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. As part of fresh-start accounting, the Company recognized intangible assets that are being amortized. Non-compete agreements in the amount of $1.2 million were amortized over the two years ended March 31, 2005.

Property, Plant and Equipment
-----------------------------
The Company carries property, plant and equipment at cost less accumulated depreciation. Property and equipment additions include acquisition of property and equipment and costs incurred for computer software purchased for internal use including related external direct costs of materials and services and payroll costs for employees directly associated with the project. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from (i) building and improvements - 10 to 32 years, (ii) machinery and equipment - 4 to 12 years,
(iii) furniture and fixtures - 3 to 12 years and (iv) auto and trucks - 2 to 5 years. Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in results of operations.

Long-Lived Assets
-----------------
The Company continues to evaluate the recoverability of long-lived assets including property, plant and equipment, patents and other intangible assets. Impairments are recognized when the expected undiscounted future operating cash flows derived from long-lived assets are less than their carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the asset's fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least once a year or when circumstances warrant.

Other Matters
-------------
We do not have off-balance sheet arrangements (sometimes referred to as "special purpose entities"), financing or other relations with unconsolidated entities or other persons. In the ordinary course of business, we lease certain casing manufacturing and finishing equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of June 30, 2005 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of a fair value method of accounting for stock compensation. SFAS 123R is applicable for annual, rather than interim, periods beginning after June 15, 2005, as such, the Company must adopt in January 2006. The Company is currently evaluating the impact this statement will have on the financial statements.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

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

Related Party Transactions
--------------------------
During the six months ended June 30, 2005, we purchased $0.064 million in telecommunication services from XO Communications, Inc., an affiliate of Carl
C. Icahn, who may be deemed to be the beneficial owner of approximately 29.1% of the common stock. We believe that the purchase of the telecommunication services was on terms at least as favorable as we would expect to negotiate with an unaffiliated party.

Arnos Corp., an affiliate of Carl C. Icahn, was the lender under a secured revolving credit facility that we terminated in 2004. We paid Arnos Corp. origination fees, interest and unused commitment fees of $0.144 million during 2004. We believe the terms of this facility were at least as favorable as those that we would have expected to negotiate with an unaffiliated party.

On June 29, 2004 we repurchased 805,270 shares of common stock (representing approximately 7.34% of the issued and outstanding common stock on a fully diluted basis as of June 17, 2004) held by Jefferies & Company, Inc., the initial purchaser of the 11.5% Senior Secured Notes, or its affiliates for total consideration of $0.298 million.

Contingencies
-------------
In 1988, Viskase Canada Inc. ("Viskase Canada"), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation ("Union Carbide") in the Ontario Superior Court of Justice, Court File No.: 292270188, seeking damages resulting from Union Carbide's breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 ("Agreement"). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business ("Business"), which purchase included a facility in Lindsay,

Ontario, Canada ("Site"). Viskase Canada is claiming that Union Carbide breached several representations and warranties and deliberately and/or negligently failed to disclose to Viskase Canada the existence of contamination on the Site.

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


The Company and Dow reached an agreement for resolution of all outstanding matters between them whereby Dow repurchased the Site for $1.375 million (Canadian), and is responsible for, and assumed the cost of remediation of the Site, and indemnified Viskase Canada and its affiliates, including the Company, in relation to all related environmental liabilities at the Site and Viskase Canada dismissed the action referred to above. The transaction was closed during May 2005, and resulted in a gain of $279,000 (US).

In 1993, the Illinois Department of Revenue ("IDR") submitted a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR's denial of the Company's allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries. In September 2001, the Bankruptcy Court denied the IDR's claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court's decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861; and in February 2002 the district court affirmed the Bankruptcy Court's order. IDR appealed the district court's order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the district court and remanded the case for further proceedings. The matter is now before the Bankruptcy Court for further determination. As of June 30, 2005, the tax liabilities, interest and penalties claimed totaled approximately $2.6 million.

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

In May 2004, the Company entered into a settlement agreement, without the admission of any liability ("Settlement Agreement") with the plaintiffs. Under terms of the Settlement Agreement, the plaintiffs fully released the Company and its subsidiaries from all liabilities and claims arising from the civil action in exchange for the payment of a $0.3 million settlement amount, which amount was reserved in the December 31, 2003 financial statements.

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2.7 million (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada's failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period, Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. The Notice of Objection found in favor of the Department of Revenue. The Company has appealed the decision. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. Viskase Canada could be required to pay the amount of the underlying sales tax prior to receiving reimbursement for such tax from our customers. The Company has, however, provided for a reserve of $0.3 million (US) for interest and penalties, if any, but has not provided for a reserve for the underlying sales tax. Viskase Canada is negotiating with the Quebec Department of Ministry to avoid having to collect the sales tax from customers who will then be entitled to credit for such sales tax collected. Those negotiations have resulted in Viskase Canada making a settlement offer, whereby Viskase Canada would pay $0.3 million (Canadian) and there would be no collection of the underlying sales tax from the customers of Viskase Canada. The settlement offer has been recommended internally for approval by the ultimate decision making authority within the Quebec Department of Revenue.

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology ("MACT") air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules was required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $9.0 million in capital expenditures for MACT, and expects to spend an additional $1.3 million, principally over the next 6 months, to become compliant with MACT rules at our two U.S. extrusion facilities.

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

The Company has prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables, payables, sales and purchases denominated in U.S. dollars. Based on its sensitivity analyses at June 30, 2005, a 10% devaluation of the U.S. dollar would reduce the Company's consolidated balance sheet by approximately $144,000.

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

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings


         -----------------

For a description of pending litigation and other contingencies, see Part 1,
Note 10, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------
During the quarter ended June 30, 2005, we issued options to one of our employees exercisable in the aggregate for 10,000 shares at an exercise price of $2.90 per share. One-third of the options vest on each of the first, second and third anniversaries of the date of grant, subject to acceleration in certain events. The options were issued without registration pursuant to
Section 4(2) of the Securities Act of 1933.

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



                      VISKASE COMPANIES, INC.
                      Registrant




                      By:  /s/  Gordon S. Donovan
                           --------------------------------------------------
                           Gordon S. Donovan
                           Vice President and Chief Financial Officer
                             (Duly authorized officer and principal financial officer of the registrant)







Date:  August 15, 2005

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


Date:  August 15, 2005


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


Date:  August 15, 2005

                           /s/ Gordon S. Donovan
                           ------------------------------------------------
                                 Gordon S. Donovan
                                 Vice President and Chief Financial Officer

                                                             Exhibit 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                          SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Viskase Companies, Inc. (the "Company") for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Weisman, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 15, 2005


                                     /s/ Robert L. Weisman
                                     -------------------------------------
                                     Robert L. Weisman
                                     President and Chief Executive Officer


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

                                                           Exhibit 32.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO SECTION 906 OF THE
                            SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Viskase Companies, Inc. (the "Company") for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon S. Donovan, Vice President and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 15, 2005


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