Form 10-Q
period 2005-09-30
VISKASE COMPANIES INC
filed 2005-11-14
CIK 33073

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                       _______

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005
                                    ------------------
                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                       -----            -----
                               Commission file number 0-5485
                                                      ------
                                    VISKASE COMPANIES, INC.
                                    -----------------------
                    (Exact name of registrant as specified in its charter)

Delaware                                                          95-2677354
--------                                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, Illinois                  60527
-----------------------------------------------------                  -----
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (630) 789-4900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X       No
                                                    ---         ---
     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes          No   X
                                                      ---        ----
      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes       No    X
                                                  ---       ---
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes    X        No
                                 ---           ---
     As of October 27, 2005, there were 9,715,954 shares outstanding of the registrant's Common Stock, $.01 par value.

                                VISKASE COMPANIES, INC.
                                           INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Consolidated Financial Statements

  Consolidated balance sheets at September 30, 2005 (unaudited)
   and December 31, 2004                                                   3

  Unaudited consolidated statements of operations and comprehensive loss for the three months ended September 30, 2005 and
   September 30, 2004 and for the nine months ended September 30, 2005
   and September 30, 2004                                                  4

  Unaudited consolidated statements of cash flows for the nine
   months ended September 30, 2005 and September 30, 2004                  5

Notes to consolidated financial statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       39

Item 4.  Controls and Procedures                                          39

PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings                                                40

Item 6.  Exhibits                                                         40

                VISKASE COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
    (In Thousands, Except for Number of Shares and Per Share Amounts)

                                                      September 30, 2005             December 31, 2004
                                                      ------------------             -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $22,767                       $30,255
  Restricted cash                                               3,244                         3,461
  Receivables, net                                             31,563                        30,509
  Inventories                                                  35,129                        32,268
  Other current assets                                         15,745                        10,469
                                                              -------                       -------
    Total current assets                                      108,448                       106,962

Property, plant and equipment                                 112,869                       112,158
Less accumulated depreciation                                  22,729                        19,312
                                                              -------                       -------
  Property, plant and equipment, net                           90,140                        92,846

Deferred financing costs, net                                   3,840                         4,060
Other assets                                                    3,793                         9,564
                                                              -------                       -------
      Total Assets                                           $206,221                      $213,432
                                                             ========                      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt including current portion of
    long-term debt                                               $227                          $384
  Accounts payable                                             15,319                        17,878
  Accrued liabilities                                          36,372                        25,820
  Current deferred income taxes                                 1,481                         1,481
                                                              -------                       -------
    Total current liabilities                                  53,399                        45,563

Long-term debt                                                102,696                       100,962

Accrued employee benefits                                      56,534                        66,715
Deferred and noncurrent income taxes                            7,680                        12,205
Deferred revenue                                                  832

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.01 par value; none outstanding
  Common stock, $.01 par value; 10,670,053 shares
    issued and 9,715,954 shares outstanding at
    September 30, 2005; and 10,670,053 shares issued
    and 9,632,022 shares outstanding at
    December 31, 2004                                             107                           107
  Paid in capital                                               1,894                         1,894
  Accumulated (deficit)                                       (21,095)                      (21,310)
  Less 805,270 treasury shares, at cost                          (298)                         (298)
  Accumulated other comprehensive income                        4,481                         7,608
  Unearned restricted stock issued for future service              (9)                          (14)
                                                              -------                       -------
    Total stockholders' (deficit)                             (14,920)                      (12,013)
                                                              -------                       -------
      Total Liabilities and Stockholders' Deficit            $206,221                      $213,432
                                                             ========                      ========

The accompanying notes are an integral part of the consolidated financial statements.

                  VISKASE COMPANIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
         (In Thousands, Except for Number of Shares and Per Share Amounts)

                                                  3 Months     3 Months     9 Months     9 Months
                                                    Ended        Ended        Ended        Ended
                                                  September    September    September    September
                                                  30, 2005     30, 2004     30, 2005     30, 2004
                                                  ---------    ---------    ---------    ---------
NET SALES                                           $52,232      $52,954     $153,856     $154,366

COSTS AND EXPENSES
  Cost of sales                                      41,842       42,048      122,816      121,690
  Selling, general and administrative                 7,287        7,373       21,978       22,779
  Amortization of intangibles                           117          269          504          808
  Restructuring expense                                                         2,174          668
                                                    -------      -------     --------     --------

OPERATING INCOME                                      2,986        3,264        6,384        8,421

  Interest income                                       205          131          517          349
  Interest expense                                    3,199        3,409        9,458        9,747
  Other (income) expense, net                          (763)      (1,860)        (257)       1,436
  Post-retirement benefits curtailment gain            (668)                     (668)
  Loss on early extinguishment of debt,
    net of income tax provision of $0 in 2004                                               13,083
                                                    -------      -------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                     1,423        1,846       (1,632)     (15,496)

  Income tax provision (benefit)                     (2,186)        (154)      (1,850)        (393)
                                                    -------      -------     --------     --------

NET INCOME (LOSS)                                     3,609        2,000          218      (15,103)

  Other comprehensive (loss) income:
  Foreign currency translation adjustments             (364)        (659)      (3,127)        (332)
                                                    -------      -------     --------     --------

COMPREHENSIVE INCOME (LOSS)                          $3,245       $1,341      ($2,909)    ($15,435)
                                                    =======      =======     =========    =========

WEIGHTED AVERAGE COMMON SHARES
  - BASIC                                         9,715,954     9,632,022   9,692,212   10,142,026
                                                  =========     =========   =========   ==========

PER SHARE AMOUNTS:
(LOSS) PER SHARE
  - BASIC                                              $.37          $.21        $.02       ($1.49)
                                                    =======      ========    ========     =========

WEIGHTED AVERAGE COMMON SHARES
  - DILUTED                                      10,517,668    10,431,096  10,547,767   10,142,026
                                                 ==========    ==========  ==========   ==========

PER SHARE AMOUNTS:
(LOSS) PER SHARE
  - DILUTED                                            $.34          $.19        $.02       ($1.49)
                                                    =======      ========    ========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                    VISKASE COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                                                   9 Months Ended       9 Months Ended
                                                                 September 30, 2005   September 30, 2004
                                                                 ------------------   ------------------

Cash flows from operating activities:
  Net income (loss)                                                       $218             ($15,103)

  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization under capital lease                  8,289                8,011
      Amortization of intangibles                                          503                  808
      Amortization of deferred financing fees                              529                  223
      Net (decrease) in deferred income taxes                           (3,711)                (707)
      Postretirement plan curtailment gain                                (668)
      Foreign currency translation loss (gain)                             578                  (17)
      Net (gain) loss on disposition of assets                            (278)                 144
      Bad debt provision                                                    93                  122
      Loss on debt extinguishment                                                            13,083
      Non-cash interest on 8% Notes                                      1,748                5,263
      Payment of interest on 8% Notes                                                        (2,196)

      Changes in operating assets and liabilities:
          Receivables                                                   (2,554)              (2,255)
          Inventories                                                   (4,504)                 770
          Other current assets                                          (6,076)              (1,151)
          Accounts payable and accrued liabilities                      11,979               (4,606)
          Other                                                         (3,472)              11,888
                                                                        -------              -------
      Total adjustments                                                  2,456               29,380
                                                                        -------              -------

          Net cash provided by operating activities                      2,674               14,277

Cash flows (used in) provided by investing activities:
  Capital expenditures                                                  (9,756)              (3,898)
  Reacquisition of leased assets                                          (645)              (9,500)
  Treasury stock purchase                                                                      (298)
  Proceeds from disposition of assets                                    1,114                1,349
  Restricted cash                                                          217               23,535
                                                                        -------              -------
          Net cash (used in) provided by investing activities           (9,070)              11,188

Cash flows (used in) provided by financing activities:
  Deferred financing costs                                                (309)              (4,015)
  Proceeds from issuance of long-term debt                                                   89,348
  Proceeds from issuance of warrants                                                          1,001
  Repayment of long-term borrowings                                       (123)            (104,273)
                                                                        -------            ---------
          Net cash (used in) financing activities                         (432)             (17,939)

Effect of currency exchange rate changes on cash                          (660)                (147)
                                                                        -------              -------
Net (decrease) increase in cash and equivalents                         (7,488)               7,379
Cash and equivalents at beginning of period                             30,255               23,160
                                                                        -------              -------
Cash and equivalents at end of period                                  $22,767              $30,539
                                                                       ========             ========

Supplemental cash flow information:
  Interest paid less capitalized interest                               $4,595               $3,218
  Income taxes paid                                                        $16                  $34

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

     Nature of Operations

     The Company is a producer of non-edible cellulosic and plastic casings used to prepare and package processed meat products, and a provider of value-added support services relating to these products, for some of the largest global consumer products companies. The Company operates eight manufacturing facilities and eight distribution centers in North America, Europe and Latin America and, as a result, is able to sell its products in most countries throughout the world.

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

     Cash Equivalents

     For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $21,792 and $28,272 of short-term investments at September 30, 2005 and December 31, 2004, respectively. Restricted cash is principally cash held as collateral for outstanding letters of credit with a commercial bank.

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

     Goodwill and Intangible Assets

     Intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. As part of fresh-start accounting, the Company recognized intangible assets that are being amortized. Non-compete agreements in the amount of $1,236 were amortized over the two year period ended March 31, 2005.

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

     Accounts Payable

     The Company's cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $1,153 and $1,092 at September 30, 2005 and December 31, 2004, respectively, are not deducted from cash but are reflected in Accounts Payable on the consolidated balance sheets.

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     Deferred Revenue

     License fees paid in advance are deferred and recognized on a straight line basis over the life of the applicable patent. As of September 30, 2005, the remaining balance of unearned revenue was $947.

     Pensions and Other Post-Retirement Benefits

     The North American operations of the Company have defined benefit retirement plans covering substantially all salaried and full time hourly non-union employees hired on or prior to March 31, 2003 and employees covered by a collective bargaining agreement hired on or prior to September 30, 2004. The Company's operation in Germany also has a defined benefit plan covering substantially all of its employees. Pension cost is computed using the projected unit credit method. The discount rate used approximates the average yield for high-quality corporate bonds as of the valuation date. The Company's funding policy is consistent with funding requirements of the applicable Federal and foreign laws and regulations.

     Salaried and full time hourly non-union United States employees hired after March 31, 2003 and United States employees covered by a collective bargaining agreement hired after September 30, 2004 are eligible for a defined contribution benefit equal to three percent of their base earnings, as defined by the plan.

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

     On September 30, 2005 employees in the U.S. covered by a collective bargaining agreement ratified a new agreement to terminate post-retirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement.

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

     Net Income (Loss) Per Share

     Net income (loss) per share of common stock is based upon the weighted-average number of shares of common stock outstanding during the year. No effect has been given to common stock equivalents, where their effect is anti-dilutive on loss per share.

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

     Accounting for Stock-Based Compensation

     The Company uses the intrinsic value method as provided for under APB 25 to account for options granted to employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. The pro forma effect of accounting for stock options under a fair value method is as follows:

(Dollars in Thousands, Except Per Share Amounts)             9 Months                       9 Months
                                                         Ended September                Ended September
                                                             30, 2005                       30, 2004
                                                         ---------------                ---------------
Net income, as reported                                        $218                          ($15,103)
Deduct: Total stock-based compensation expense under a
fair value based method, net of related tax effects            (201)
                                                               -----                         ---------
Net income, pro forma                                           $17                          ($15,103)
                                                               =====                         =========

Basic earnings per share, as reported                          $0.02                           ($1.49)
Diluted earnings per share, as reported                        $0.02                           ($1.49)
Basic earnings per share, pro forma                            $0.00                           ($1.49)
Diluted earnings per share, pro forma                          $0.00                           ($1.49)

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaced Accounting Principles Board Opinion, or APB, No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provided guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.   Cash and Cash Equivalents

                                   September 30, 2005     December 31, 2004
                                   ------------------     -----------------
     Cash and cash equivalents           $22,767               $30,255
     Restricted cash                       3,244                 3,461
                                         -------               -------

                                         $26,011               $33,716

     As of September 30, 2005, cash equivalents and restricted cash of $21,792 are invested in short-term investments.

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

3.   Inventories

     Inventories consisted of:

                                   September 30, 2005     December 31, 2004
                                   ------------------     -----------------
     Raw materials                       $5,759                 $4,816
     Work in process                     14,675                 13,558
     Finished products                   14,695                 13,894
                                         -------               -------

                                        $35,129                $32,268

     Approximately 48% of the Company's inventories at September 30, 2005 were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of FIFO cost or market. At September 30, 2005, the LIFO values exceeded current manufacturing cost by approximately $251.

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

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     Outstanding short-term and long-term debt consisted of:

                                                          September 30, 2005             December 31, 2004
                                                          ------------------             -----------------
Short-term debt, current maturity of long-term debt:
     Other                                                          $227                         $384
                                                                    ----                         ----
          Total short-term debt                                     $227                         $384
                                                                    ----                         ----
Long-term debt:
     11.5% Senior Secured Notes                                  $89,178                      $89,071
     8% Notes                                                     13,397                       11,757
     Other                                                           121                          134
                                                                 -------                      -------
          Total long-term debt                                  $102,696                     $100,962
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

     11.5% Senior Secured Notes
     --------------------------

     On June 29, 2004, the Company issued $90,000 of 11.5% Senior Secured Notes that bear interest at a rate of 11.5% per annum, payable semi-annually in cash on June 15 and December 15. The 11.5% Senior Secured Notes mature on June 15, 2011.

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

     With limited exceptions, the 11.5% Senior Secured Notes require that the Company maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:

     Fiscal quarter ending                                      Amount
     ----------------------------------------------             ------
     September 30, 2004 through September 30, 2006             $16,000
     December 31, 2006 through September 30, 2008              $18,000
     December 31, 2008 and thereafter                          $20,000

     unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15,000. The minimum annual level of EBITDA covenant is not currently in effect as the Company's unrestricted cash and the amount of available credit under the Revolving Credit Facility exceed $15,000. The Company's EBITDA as of September 30, 2005 would have exceeded the required covenant level if the covenant had been in effect at that time.

     The 11.5% Senior Secured Notes limit the ability of the Company to (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments, (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and (x) change the nature of our business. At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of September 30, 2005 is approximately 122%.

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

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     On June 29, 2004, the Company repurchased $55,527 aggregate principal amount of its 8% Notes, and the holders (i) released the liens on the collateral that secured the 8% Notes, (ii) contractually subordinated the Company's obligations under the 8% Notes to obligations under certain indebtedness, including the new 11.5% Senior Secured Notes and the Revolving Credit Facility; and (iii) eliminated substantially all of the restrictive covenants contained in the indenture governing the 8% Notes. The carrying value of the remaining 8% Notes outstanding at September 30, 2005 is $13,397.

     The 8% Notes were valued at market in fresh-start accounting. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%.

     The following table summarizes the carrying value of the 8% Notes at December 31 assuming interest through 2006 is paid in the form of 8% Notes (paid-in-kind):

                         2005          2006          2007
                         ----          ----          ----
8% Notes
     Principal         $17,261       $18,684       $18,684
     Discount            3,305         2,283         1,148
                       -------       -------       -------
     Carrying value    $13,956       $16,401       $17,536
                       =======       =======       =======

     Letter of Credit Facility
     -------------------------
     Letters of credit in the amount of $2,419 were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at September 30, 2005.

     The Company finances its working capital needs through a combination of internally generated cash from operations and cash on hand. The Revolving Credit Facility provides additional financial flexibility.

     Aggregate maturities of debt for each of the next five years are:

<CAPTION
                               2005     2006     2007     2008     2009     Thereafter
                               ----     ----     ----     ----     ----     ----------

11.5% Senior Secured Notes                                                    $90,000
8% Notes                                                 $18,684
Other                          $227                                               121
                               ----     ----     ----    -------   ----       -------

                               $227                      $18,684              $90,121
                               ====     ====     ====    ========   ====      =======

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

5.   Post-Retirement Plans

     Pension contributions
     ---------------------
     The Company paid $2,834 during the first nine months of 2005, and expects to contribute an additional $1,373 during the remainder of the year.

                                            9 Months      9 Months
                                              Ended         Ended
                                            September     September
                                            30, 2005      30, 2004
                                            ---------     ---------

Component of net period benefit cost
  Service cost                                $1,852        $1,613
  Interest cost                                5,481         5,533
  Expected return on plan assets              (5,099)       (5,264)
  Amortization of prior service cost            (272)           18
                                              ------        -------

    Total net periodic benefit cost           $1,962        $1,900
                                              ======        ======

     The Company has expensed $1,962 in the first nine months of 2005 and expects its pension expense to be $2,576 for the year.

     Post-retirement benefits
     ------------------------
     The Company paid $979 during the first nine months of 2005, and expects to contribute an additional $204 during the remainder of the year.

                                                Other Benefits
                                            ----------------------
                                            9 Months      9 Months
                                              Ended         Ended
                                            September     September
                                            30, 2005      30, 2004
                                            ---------     ---------

Component of net period benefit cost
  Service cost                                 $180          $682
  Interest cost                                 817         2,596
  Amortization of prior service cost            (78)          264
                                               -----        -----

    Net periodic benefit cost                  $919        $3,542
    Effect of curtailment                      (668)
                                               -----       ------
       Total net periodic benefit cost         $251        $3,542
                                               ====        ======

     The Company has expensed $251 in the first nine months of 2005 and expects its post-retirement benefits income to be $1,341 for the year including the effects of the curtailment of post-retirement benefits discussed below.

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     The Company terminated post-retirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who were not covered by a collective bargaining agreement.

     On September 30, 2005 employees in the U.S. covered by a collective bargaining agreement ratified a new agreement to terminate post-retirement medical benefits for all active employees and retirees as of December 31, 2006. As a result of the agreement, the Company recognized a one time curtailment gain of $668 during the third quarter of 2005. The Company will amortize a $12,768 gain due to unrecognized prior service cost net of $4,240 of unrecognized actuarial losses over the final 15 months of the plan.

6.   Restructuring Charges

     During the second quarter of 2005, our board of directors has approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $10,000, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $9,000 to $10,000 in connection with the restructuring. We began incurring a substantial portion of these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the end of 2006.

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

     The renegotiated Nucel(r) technology third-party license fee payments remaining as of September 30, 2005 are $150 and are included in the 2000 restructuring reserve.

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

     Restructuring Reserves
     ----------------------

     The following table provides details of the 2005, 2003 and 2000 restructuring reserves for the period ended September 30, 2005 (dollars in millions):

                                Restructuring                                             Restructuring
                                reserve as of                                             reserve as of
                                 December 31,      2005                      Other        September 30,
                                     2004         Charge     Payments     adjustments          2005
                                -------------     ------     --------     -----------     -------------
2005 employee costs                                $2.2       ($0.4)                           $1.8
2003 employee costs                  $0.1                      (0.1)
2000 Nucel(r) license fees            0.2                                                       0.2
                                     ----          ----       ------           ----            ----
   Total restructuring charge
   payments                          $0.3          $2.2       ($0.5)                           $2.0
                                     ====          ====       ======           ====            ====

7.   Capital Stock and Paid in Capital

     Authorized shares of preferred stock $(0.01 par value per share) and common stock $(0.01 par value per share) for the Company are 50,000,000 shares and 50,000,000 shares, respectively. A total of 10,670,053 shares of common stock were issued and 9,715,954 were outstanding as of September 30, 2005. A total of 10,670,053 shares of common stock were issued and 9,632,022 were outstanding as of December 31, 2004.

     In connection with the Company's emergence from bankruptcy in 2003, 660,000 shares of common stock were reserved for grant to management and employees under the Viskase Companies, Inc. Restricted Stock Plan. On April 3, 2003, the Company granted 330,070 shares of restricted common stock ("Restricted Stock") under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vest 12.5% on grant date; 17.5% on the first anniversary of grant date; 20% on the second anniversary of grant date; 20% on the third anniversary; and, 30% on the fourth anniversary of the grant date, subject to acceleration upon the occurrence of certain events. The Restricted Stock expense for the nine-month periods ended September 30, 2005 and 2004 is $5 and $5, respectively. The value of the Restricted Stock was calculated based on the fair market value of approximately $0.10 per share for the new common stock upon emergence from bankruptcy using a multiple of cash flow calculation to determine enterprise value and the related equity value.

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

     Pursuant to the Company's 2003 plan of reorganization, holders of pre-petition common stock received warrants to purchase shares of common stock ("Old Warrants"). At September 30, 2005, Old Warrants exercisable for 304,127 shares of common stock are outstanding. The Old Warrants have a seven-year term expiring on April 2, 2010, and have an exercise price of $10.00 per share.

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

     In November 2000, the Ontario Ministry of the Environment ("MOE") notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl ("PCB") contamination. Viskase Canada and The Dow Chemical Company, corporate successor to Union Carbide ("Dow"), have been working with the MOE in investigating the PCB contamination.

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

     In 1993, the Illinois Department of Revenue ("IDR") submitted a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR's denial of the Company's allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries. In September 2001, the Bankruptcy Court denied the IDR's claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court's decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the district court affirmed the Bankruptcy Court's order. IDR appealed the district court's order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the district court and remanded the case for further proceedings. The matter is now before the Bankruptcy Court for further determination. As of September 30, 2005, the tax liabilities, interest and penalties claimed totaled approximately $2,600.

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

     In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2,700 (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada's failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period, Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. The Notice of Objection found in favor of the Department of Revenue. The Company has appealed the decision. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. Viskase Canada could be required to pay the amount of the underlying sales tax prior to receiving reimbursement for such tax from our customers. The Company has, however, provided for a reserve of $300 (U.S.) for interest and penalties, if any, but has not provided for a reserve for the underlying sales tax. Viskase Canada is negotiating with the Quebec Department of Revenue to avoid having to collect the sales tax from customers who will then be entitled to credit for such sales tax collected. Those negotiations have resulted in Viskase Canada making a settlement offer, whereby Viskase Canada would pay $300 (Canadian) and there would be no collection of the underlying sales tax from the customers of Viskase Canada. The settlement offer was accepted by the Deputy Minister of Revenue of Quebec during November 2005. A settlement agreement has been executed between Viskase Canada Inc. and the Deputy Minister of Revenue of Quebec and the parties will file a Declaration of Settlement out of Court to dismiss the action.

     Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology ("MACT") air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules was required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $9,555 in capital expenditures for MACT, and expects to spend an additional $1,050, principally over the next 6 months, to become compliant with MACT rules at our two U.S. extrusion facilities.

     In addition, the Company is involved in various other legal proceedings arising out of our business and other environmental matters, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

11.  Earnings Per Share

     Following are the reconciliations of the numerators and denominators of the basic and diluted EPS (in thousands, except for number of shares and per share amounts):

                                                     3 Months      3 Months      9 Months      9 Months
                                                       Ended         Ended         Ended         Ended
                                                    September     September     September     September
                                                     30, 2005      30, 2004      30, 2005      30, 2004
                                                    ---------     ---------     ---------     ---------

NUMERATOR:

Income (loss) available to common stockholders:

Net income (loss)                                      $3,609        $2,000          $218     ($15,103)
                                                    ---------     ---------     ---------     ---------

Net income (loss) available to common
stockholders
   for basic and diluted EPS                           $3,609        $2,000          $218     ($15,103)
                                                    =========     =========     =========     =========

DENOMINATOR:

Weighted average shares outstanding
   for basic EPS                                    9,715,954     9,632,022     9,692,212    10,142,026

Effect of dilutive securities                         801,714       799,074       855,555
                                                    ---------     ---------     ---------     ---------

Weighted average shares outstanding
   for diluted EPS                                 10,517,668    10,431,096    10,547,767    10,142,026
                                                   ==========    ==========    ==========    ==========

     Common stock equivalents, consisting of the New Warrants for 805,230 shares, Old Warrants for 304,127 shares, 990,000 stock options issued to management, and 130,877 shares of unvested restricted stock are excluded for the nine months ended September 30, 2004 as they are anti-dilutive on the loss per share. The vested portion of the Restricted Stock is included in the weighted-average shares outstanding for basic earnings per share.

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

                                 9 Months Ended          9 Months Ended
                                  September 30,           September 30,
                                       2005                    2004
                                 --------------          --------------

Net income (loss):
    As reported                        $218                  ($15,103)
    Pro forma                           $17                  ($15,103)
Income (loss) per share:
    As reported, basic                $0.02                    ($1.49)
    As reported, diluted              $0.02                    ($1.49)
    Pro forma, basic                  $0.00                    ($1.49)
    Pro forma, diluted                $0.00                    ($1.49)

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

                                                         Weighted
                                        Shares            Average
                                         Under           Exercise
                                        Option             Price
                                        ------           --------
   Outstanding, January 1, 2005        500,000             $2.40
   Granted                             495,000             $2.90
   Exercised                                 0
   Forfeited                             5,000
                                       -------
   Outstanding, September 30, 2005     990,000             $2.65
                                       =======             =====

     None of the options were exercisable as of September 30, 2005.

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

13.  Business Segment Information and Geographic Area Information

     The Company primarily manufactures and sells cellulosic food casings. The Company's operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company's corporate headquarters and are not allocated geographically. They include most of the Company's debt and related interest expense and income tax benefits. Other expense for the 9 months ended September 30, 2005 and September 30, 2004 includes net foreign exchange transaction losses of approximately $143 and $1,040, respectively.

     Geographic Area Information
     ---------------------------

                                                     9 Months           9 Months
                                                       Ended              Ended
                                                   September 30,      September 30,
                                                       2005               2004
                                                   -------------      -------------
Net sales
United States                                          $88,704            $90,606
South America                                            6,220              5,758
Europe                                                  58,932             58,002
                                                      --------           --------
                                                      $153,856           $154,366
                                                      ========           ========

Operating income (loss)
United States                                           $8,299            $10,366
Canada                                                    (412)              (525)
South America                                             (395)              (712)
Europe                                                  (1,108)              (708)
                                                      --------           --------
                                                        $6,384             $8,421
                                                      ========           ========

Identifiable assets
United States                                         $120,572           $111,595
Canada                                                      28                591
South America                                            8,083              7,479
Europe                                                  78,700             83,880
                                                      --------           --------
                                                      $207,383           $203,545
                                                      ========           ========

United States export sales
  (reported in North America net sales above)
Asia                                                   $14,096            $13,680
South and Central America                                3,687              3,666
Canada                                                   6,102              5,686
Other international                                      3,092              2,930
                                                      --------           --------
                                                       $26,977            $25,962
                                                      ========           ========

                     VISKASE COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)

14.  Subsequent Event

     During November 2005, Viskase Canada Inc. and the Deputy Minister of Revenue of Quebec executed a settlement in the amount of $300 (Canadian) to resolve a sales tax assessment for the period July 1, 1997 to May 31, 2001 (refer to Contingencies, Note 10). The parties will file a Declaration of Settlement out of Court to dismiss the assessment action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------

In this filing, unless indicated otherwise, "Viskase" or the "Company" refers to Viskase Companies, Inc., and "we," "us" and "our" refer to Viskase and its subsidiaries.

Results of Operations
----------------------
We are a worldwide leader in the manufacture and sale of cellulosic, fibrous and plastic casings for the processed meat industry. We currently operate seven manufacturing facilities and eight distribution centers throughout North America, Europe and South America and we derive approximately 60% of total net sales from customers located outside the United States. We believe we are one of the two largest manufacturers of non-edible cellulose casings for small-diameter processed meats and one of the three largest manufacturers of non-edible fibrous casings. Our management believes that the factors most critical to the success of our business are:

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

Comparison of Results of Operations for Fiscal Quarters Ended September 30, 2005 and 2004. The following discussion compares the results of operations for the fiscal quarter ended September 30, 2005 to the results of operations for the fiscal quarter ended September 30, 2004. We have provided the table below in order to facilitate an understanding of this discussion. The table shows our results of operations for the second quarter of 2005 and 2004. The table (dollars in millions) is as follows:

                                                 Quarter           Quarter           %
                                                  Ended             Ended         Change
                                              September 30,     September 30,      Over
                                                  2005              2004           2004
                                              -------------     -------------     ------

NET SALES                                         $52.2             $53.0          -1.4%

COST AND EXPENSES
Cost of sales                                      41.8              42.0          -0.5%
Selling, general and administrative                 7.3               7.4          -1.2%
Amortization of intangibles                          .1                .3         -56.5%
                                                  -----             -----
OPERATING INCOME                                    3.0               3.3          -8.5%

Interest income                                      .2                .1          56.5%
Interest expense                                    3.2               3.4          -6.2%
Other (income) expense, net                         (.7)             (1.9)        -59.0%
Post-retirement benefits curtailment gain           (.7)                              NM
Income tax (benefit)                               (2.2)              (.2)       1319.5%
                                                  -----             -----

NET INCOME                                         $3.6              $2.0          80.5%
                                                  =====             =====

NM = Not meaningful when comparing positive to negative numbers or to zero.

Quarter Ended September 30, 2005 Versus Quarter Ended September 30, 2004
------------------------------------------------------------------------
Net Sales. Our net sales for the third quarter of 2005 were $52.2 million, which represents a decrease of $0.8 million or 1.4% from the comparable prior year quarter. Net sales benefited $0.9 million due to foreign currency translation gains, offset by a $0.6 million decrease from volume and a $1.1 million decrease due to price and mix.

Cost of Sales. Cost of sales for the third quarter of 2005 decreased 0.5% from the prior year due to the decreased sales level for the same period, and increased as a percent of net sales (from 79.2% in 2004 to 80.1% in 2005). The increase as a percent of sales can be attributed to an increase in energy, raw material and labor costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2005 were comparable to the prior year period.

Operating Income. The operating income for the third quarter of 2005 was $3.0 million, representing a decrease of $0.3 million from the prior year quarter. The decrease in the operating income resulted primarily from higher cost of sales.

Interest Expense. Interest expense, net of interest income, for the third quarter of 2005 was $3.0 million, representing a decrease of $0.3 from the prior year quarter. The decrease in interest expense is due to increased interest income and an increase in capitalized interest of $0.2 million.

Gain on Curtailment. The Company will terminate post-retirement health care medical benefits for all active employees and retirees in the United States who are covered by a collective bargaining agreement as of December 31, 2006. A ($0.7) million gain on the curtailment of these post-retirement health care benefits was recognized during the third quarter of 2005.

Other (Income) Expense. Other income of approximately ($0.7) million for the third quarter of 2005 consists principally of a $0.4 million net gain related to foreign currency translation. Other income for the comparable quarter of 2004 of ($1.9) million consists principally of a net increase related to foreign currency translation.

Income Tax (Benefit) Provision. During the third quarter of 2005, an income tax benefit of ($2.2) million was recognized on the income before income taxes of $1.4 million resulting principally from a benefit from the settlement of a Canadian tax issue and a provision for the results of operations of foreign subsidiaries.

Primarily as a result of the factors discussed above, income for the third quarter of 2005 was $3.6 million compared to net income of $2.0 million for the third quarter of 2004.

Comparison of Results of Operations for Nine Months Ended September 30, 2005 and 2004. The following discussion compares the results of operations for the fiscal nine months ended September 30, 2005 to the results of operations for the fiscal nine months ended September 30, 2004. We have provided the table below in order to facilitate an understanding of this discussion. The table shows our results of operations for the first nine months of 2005 and 2004. The table (dollars in millions) is as follows:


                                                9 Months          9 Months           %
                                                  Ended             Ended         Change
                                              September 30,     September 30,      Over
                                                  2005              2004           2004
                                              -------------     -------------     ------

NET SALES                                        $153.9            $154.4          -0.3%

COST AND EXPENSES
Cost of sales                                     122.8             121.7           0.9%
Selling, general and administrative                22.0              22.8          -3.5%
Amortization of intangibles                          .5                .8         -37.6%
Restructuring expense                               2.2                .7         225.4%
                                                 ------            ------
OPERATING INCOME                                    6.4               8.4         -24.2%

Interest income                                      .5                .3          48.1%
Interest expense                                    9.5               9.7          -3.0%
Other (income) expense, net                         (.3)              1.4             NM
Post-retirement benefits curtailment gain           (.7)                              NM
Loss on early extinguishment of debt                                 13.1             NM
Income tax provision (benefit)                     (1.9)              (.4)        370.7%
                                                 -------           -------
NET (LOSS)                                          $.2             ($15.1)           NM
                                                 =======           =======

NM = Not meaningful when comparing positive to negative numbers or to zero.

Nine Months Ended September 30, 2005 Versus Nine Months Ended September 30,
----------------------------------------------------------------------------
2004
----
Net Sales. Our net sales for the first nine months of 2005 were $153.9 million, which represents a decrease of $0.5 million or 0.3% from the comparable prior year first nine months. Net sales benefited
$2.7 million due to foreign currency translation gains, offset by a $1.7 million decrease due to price and mix and a $1.5 million decrease from volume.

Cost of Sales. Cost of sales for the first nine months of 2005 increased 0.9% from the comparable prior year first nine months on a comparable sales level in both periods, and increased as a percent of net sales (from 78.8% in 2004 to 79.8% in 2005). The increase as a percent of sales can be attributed to an increase in energy, raw material and labor costs partially offset by operating efficiencies.

Selling, General and Administrative Expenses. We were able to reduce selling, general and administrative expenses from 14.8% of sales in the first nine months of 2004 to 14.3% in the first nine months of 2005. This can be attributed to reductions from continuous cost saving programs, internal reorganizations that occurred in both March 2004 and January 2005, and elimination of certain post-retirement benefits that were effective as of December 31, 2004. Additionally, in the first nine months of 2004 there was an unusual income charge of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Operating Income. The operating income for the first nine months of 2005 was $6.4 million, representing a decrease of $2.0 million from the prior year first nine months. The decrease in the operating income resulted primarily from increased restructuring expenses and higher cost of sales, which were partially offset by improvements in selling, general and administrative expenses. Operating income for the first nine months of 2005 includes a restructuring charge of $2.2 million of which $1.7 million was related to one-time employee costs related to our transfer of Kentland, Indiana finishing operations to Monterrey, Mexico. Operating income the first nine months of 2004 includes a restructuring charge of $1.1 million, offset by a reversal of an unusual income charge of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Interest Expense. Interest expense, net of interest income, for the first nine months of 2005 was $9.0 million, representing a decrease of $0.4 million. The decrease is primarily a result of increased capitalized interest expense.

Other (Income) Expense. Other income of approximately ($0.3) million for the first nine months of 2005 consists principally of a $0.1 million net loss related to foreign currency translation and gain of $0.6 on sales of shares held in Europe. Other expense for the comparable period of 2004 of $1.4 million consists principally of a $1.0 million net loss related to foreign currency translation.

Gain on Curtailment. The Company will terminate post-retirement health care medical benefits for all active employees and retirees in the United States who are covered by a collective bargaining agreement as of December 31, 2006. A ($0.7) million gain on the curtailment of these post-retirement health care benefits was recognized during the third quarter of 2005.

Loss on Early Extinguishment of Debt. The loss on debt extinguishment for the first nine months of 2004 of $13.1 million consists of the losses on the early retirement of $55.5 million of the 8% Notes at a discount and of the early termination of the GECC capital lease. The 8% Notes were purchased at a discount to the principal amount, however, the purchase price exceeded the carrying value of the 8% Notes as established in Fresh-Start Accounting. There were no similar early extinguishments of debt during 2005.

Income Tax Provision (Benefit). During 2005, an income tax benefit of ($1.9) million was recognized on the income before income taxes of $1.6 million resulting principally from a benefit from the settlement of a Canadian tax issue and a provision for the results of operations of foreign subsidiaries.

Primarily as a result of the factors discussed above, income for the first nine months of 2005 was $.2 million compared to net loss of $15.1 million for the first nine months of 2004.

Effect of Changes in Exchange Rates
-----------------------------------
In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies, with the exception of the Brazilian export market and the U.S. export markets, which are priced in U.S. dollars. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Exchange rate fluctuations decreased comprehensive income by $3.1 million for the first nine months of 2005 and $0.3 million for the comparable period of 2004.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents decreased by $7.5 million during the first nine months of 2005. Cash flows provided by operating activities were $2.7 million, used in investing activities were $9.1 million, and used in financing activities were $0.4 million. Cash flows used in operating activities were principally attributable to net loss, and seasonal increase in working capital offset by depreciation, amortization, and non-cash interest. Cash flows used in investing activities were principally attributable to capital expenditures offset by proceeds from the disposition of assets and the release of restricted cash. Cash flows used in financing activities principally consisted of the incurrence of financing fees.

As of September 30, 2005, the Company had positive working capital of approximately $55.0 million including unrestricted cash of $22.8 million, with additional amounts available under its revolving credit facility. While the Company could decide to raise additional amounts through the issuance of new debt or equity, management believes that the existing resources available to it will be adequate to satisfy current and planned operations for at least the next twelve months.

On June 29, 2004, the Company issued $90.0 million of 11.5% Senior Secured Notes that bear interest at a rate of 11.5% per annum, payable semi-annually in cash on June 15 and December 15. The 11.5% Senior Secured Notes mature on June 15, 2011.

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

With limited exceptions, the 11.5% Senior Secured Notes require that the Company maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:

Fiscal quarter ending                             Amount
--------------------------                        ------------

September 30, 2004 through September 30, 2006     $16.0 million
December 31, 2006 through September 30, 2008      $18.0 million
December 31, 2008 and thereafter                  $20.0 million

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15.0 million. The minimum annual level of EBITDA covenant is not currently in effect as the Company's unrestricted cash and the amount of available credit under the Revolving Credit Facility exceed $15.0 million. The Company's EBITDA as of September 30, 2005 would have exceeded the required covenant level if the covenant had been in effect at that time.

The 11.5% Senior Secured Notes limit the ability of the Company to (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments, (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and (x) change the nature of our business. At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of September 30, 2005 is approximately 122%.

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

On June 29, 2004, the Company repurchased $55.5 million aggregate principal amount of its 8% Notes, and the holders (i) released the liens on the collateral that secured the 8% Notes, (ii) contractually subordinated the Company's obligations under the 8% Notes to obligations under certain indebtedness, including the new 11.5% Senior Secured Notes and the Revolving Credit Facility; and (iii) eliminated substantially all of the restrictive covenants contained in the indenture governing the 8% Notes. The carrying value of the remaining 8% Notes outstanding at September 30, 2005 is $13.4 million.

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
                                ======        ======        ======

Letters of credit in the amount of $2.4 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at September 30, 2005.

We finance our working capital needs through a combination of internally generated cash from operations, cash on hand and our revolving credit facility.

Our board of directors has approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $10.0 million, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $9.0 million to $10.0 million in connection with the restructuring. We began to incur these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the end of 2006. We believe that the restructuring will yield annual operating cost reductions of between $7.0 million and $8.0 million when the Mexico relocation is complete.

Capital expenditures for the first nine months of 2005 and the first nine months of 2004 totaled $9.8 million and $3.9 million, respectively. The 2005 capital expenditures are expected to be $15 million including amounts for the relocation of finishing operations to Mexico. The 2005 capital expenditures are principally related to (i) the installation of environmental equipment to conform to MACT standards for casing manufacturers and (ii) capital expenditures for the relocation of finishing operations to Mexico.

In 2004, we spent approximately $2.7 million annually on research and development programs, including product and process development, and on new technology development. The 2005 research and development and product introduction expenses are expected to be in the $3.0 million range on an annual basis. Among the projects included in the current research and development efforts are Smoke Master(r) small diameter and fibrous casings, Visflex(r) casings, specialty plastic films and the application of certain patents and technology for license by Viskase.

Pension and Post-Retirement Benefits
------------------------------------
Our long-term pension and post-retirement benefit liabilities totaled $56.5 million at September 30, 2005.

Expected annual cash contributions for pension and post-retirement benefit liabilities are expected to be (in millions):

                             2005      2006      2007      2008       2009
                             ----      ----      ----      ----       ----
Pension                      $3.8      $13.1      $8.7      $7.6      $3.0
Post-retirement benefits      1.2        1.0       0.6       0.5       0.5
                             ----        ----     ----      ----      ----
Total                        $5.0      $14.1      $9.3      $8.1      $3.5
                             ====      =====     ======    =======   ======

Other
-----
As of September 30, 2005, aggregate maturities of debt for each of the next five years are (in thousands):

                               2005     2006     2007       2008       2009     Thereafter
                               ----     ----     ----       ----       ----     ----------
11.5% Senior Secured Notes                                                       $90,000
8% Notes                                                  $18,684
Other                          $227                                                  121
                               ----     ----     ----     -------      ----      -------
                               $227                       $18,684                $90,121
                               ====     ====     ====     =======      ====      =======

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

On September 30, 2005 employees in the U.S. covered by a collective bargaining agreement ratified a new agreement to terminate post-retirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement.

The weighted average plan asset allocation at December 31, 2004 and 2003, and target allocation (not weighted) for 2005, are as follows:


                                   Percentage of Plan                     2005
                                         Assets                          Target
     Asset Category                 2004        2003                   Allocation
------------------------           ------      ------                  ----------
Equity Securities                   62.5%       58.5%                      60%
Debt Securities                     35.2%       37.1%                      40%
Other                                2.3%        4.4%                       0%
                                   ------      ------                     ----
Total                              100.0%      100.0%                     100%

Goodwill and Intangible Assets
------------------------------
Intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. As part of fresh-start accounting, the Company recognized intangible assets that are being amortized. Non-compete agreements in the amount of $1.2 million were amortized over the two year period ended March 31, 2005.

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

Other Matters
-------------
We do not have off-balance sheet arrangements (sometimes referred to as "special purpose entities"), financing or other relations with unconsolidated entities or other persons. In the ordinary course of business, we lease certain casing manufacturing and finishing equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of September 30, 2005 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaced Accounting Principles Board Opinion, or APB, No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provided guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Related Party Transactions

During the nine months ended September 30, 2005, we purchased $.096 million in telecommunication services from XO Communications, Inc., an affiliate of Carl C. Icahn, who may be deemed to be the beneficial owner of approximately 29.1% of the common stock. We believe that the purchase of the telecommunication services was on terms at least as favorable as we would expect to negotiate with an unaffiliated party.

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

In November 2000, the Ontario Ministry of the Environment ("MOE") notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl ("PCB") contamination. Viskase Canada and The Dow Chemical Company, corporate successor to Union Carbide ("Dow"), have been working with the MOE in investigating the PCB contamination.

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

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2.7 million (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada's failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period, Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. The Notice of Objection found in favor of the Department of Revenue. The Company has appealed the decision. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. Viskase Canada could be required to pay the amount of the underlying sales tax prior to receiving reimbursement for such tax from our customers. The Company has, however, provided for a reserve of $0.3 million (US) for interest and penalties, if any, but has not provided for a reserve for the underlying sales tax. Viskase Canada is negotiating with the Quebec Department of Ministry to avoid having to collect the sales tax from customers who will then be entitled to credit for such sales tax collected. Those negotiations have resulted in Viskase Canada making a settlement offer, whereby Viskase Canada would pay $0.3 million (Canadian) and there would be no collection of the underlying sales tax from the customers of Viskase Canada. The settlement offer was accepted by the Deputy Minister of Revenue of

Quebec during November 2005. A settlement agreement has been executed between Viskase Canada Inc. and the Deputy Minister of Revenue of Quebec and the parties will file a Declaration of Settlement out of Court to dismiss the action.

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology ("MACT") air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules was required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $9.6 million in capital expenditures for MACT, and expects to spend an additional $1.05 million, principally over the next 6 months, to become compliant with MACT rules at our two U.S. extrusion facilities.

In addition, the Company is involved in various other legal proceedings arising out of our business and other environmental matters, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

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

The Company has prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables, payables, sales and purchases denominated in U.S. dollars. Based on its sensitivity analyses at September 30, 2005, a 10% devaluation of the U.S. dollar would reduce the Company's consolidated balance sheet by approximately $246,000.

From time to time the Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the loss on the change in fair value of the futures contracts was recorded in other income, net and is immaterial. There were no gas future contracts as of September 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------
For a description of pending litigation and other contingencies, see Part 1,
Note 10, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------
None.

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







Date:  November 14, 2005

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 14, 2005

                                 /s/ Robert L. Weisman
                                 -------------------------------------------
                                       Robert L. Weisman
                                       President and Chief Executive Officer

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 14, 2005

                        /s/ Gordon S. Donovan
                        ------------------------------------------------
                              Gordon S. Donovan
                              Vice President and Chief Financial Officer

                                                            Exhibit 32.1

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Viskase Companies, Inc. (the "Company") for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Weisman, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2005

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

                                                              Exhibit 32.2

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Viskase Companies, Inc. (the "Company") for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon S. Donovan, Vice President and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2005

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