Form 10-K
period 2005-12-31
VISKASE COMPANIES INC
filed 2006-04-17
CIK 33073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_____________

Commission file number 0-5485

_________________________________

VISKASE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2677354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Willowbrook Centre Parkway, Willowbrook, IL	60527
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 789-4900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer     ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No   ☒

As of March 24, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant was $11,635,983.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes   ☒   No   ☐

As of March 24, 2006, there were 9,715,954 shares outstanding of the registrant's Common Stock, $.01 par value.

VISKASE COMPANIES, INC.

Form 10-K Annual Report - 2005

PART I

ITEM 1.	BUSINESS

(a)	General Development of Business

General

Viskase Companies, Inc. is a Delaware corporation organized in 1970. As used herein, Viskase Companies, Inc. and its subsidiaries are referred to as “Viskase” or the “Company,” as well as “we,” “us” and “our”. The Company operates in the casing product segment of the food industry. Viskase is a major producer of cellulosic and plastic casings used in preparing and packaging processed meat products.

Since 1998, the Company has sold certain of its operations in order to reduce indebtedness and increase its operational focus. As a result of these efforts, the Company sold its wholly owned subsidiary Sandusky Plastics, Inc. in June 1998, its wholly owned subsidiary Clear Shield National, Inc. in July 1998 and its plastic barrier and non-barrier shrink film business in August 2000. These divestitures have left the cellulosic and plastics casings business as the Company’s primary operating activity. However, recently the Company has introduced a barrier bag product line. Since its emergence from bankruptcy in 2003, the Company has implemented a number of restructuring measures to reduce the fixed cost structure, and to address competitive price pressures and increases in various production costs in the Company’s business.

For more information about us, our products, services and solutions, visit www.viskase.com. The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). You may read and copy such reports at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reading Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants like us who file electronically with the SEC. Also, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K will be made available free of charge through the Investor Relations section of our website as soon as practicable after such material is electronically filed with, or furnished to, the SEC.

Bankruptcy and Plan of Reorganization

On November 13, 2002, Viskase Companies, Inc. (“VCI”) filed a prepackaged Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (“Bankruptcy Court”). The Chapter 11 filing was for VCI only and did not include any of the Company’s domestic or foreign subsidiaries. On December 20, 2002 the Bankruptcy Court confirmed VCI’s Prepackaged Plan of Reorganization as Modified (“Plan”). VCI emerged from Chapter 11 bankruptcy on April 3, 2003 (“Effective Date”).

Upon emerging from bankruptcy, the Company adopted fresh-start accounting resulting in recording all assets and liabilities at fair value.

(b)	Financial Information About Segments

Reference is made to Part II, Item 8, Note 26 of Notes to Consolidated Financial Statements.

(c)	Narrative Description of Business

General

We participate in the small-diameter cellulosic, fibrous and plastic casings market. Casings are used in the production of processed meat and poultry products, such as hot dogs, sausages, salami, ham and bologna. In the manufacturing of these products, a meat preparation is stuffed into a casing and then cooked, smoked or dried. The casing utilized dictates the size, consistency of shape, and overall appearance and quality of the final meat product. Small-diameter cellulosic, fibrous and plastic casings also permit high-speed stuffing and processing of products on commercially available automated equipment, which provides a meat processor with consistent product quality, high production output rates and lower manufacturing costs.

Products

Our main product lines are as follows:

NOJAX® casings — Small-diameter cellulosic casings designed for the production of hot dogs, wieners, frankfurters, viennas, cocktail sausages, coarse ground dinner sausages and other small-diameter processed meats.

Fibrous casings — Paper-reinforced cellulosic casings utilized in the manufacture of a wide variety of cooked, smoked and dried processed meats, including large sausages, bologna, salami, ham, pepperoni and deli meats.

VISFLEX®, VISMAX® and VISLON® plastic casings — Plastic (polyamide) casings, each designed with distinct performance characteristics targeted at a wide range of sausage, deli meat and other processed meat and poultry applications.

We also manufacture other specialty cellulosic products, notably a family of large cellulosic casings with limited applications for mortadella and specialty sausages, as well as some non-food products targeted at dialysis membrane and specialized battery separator market applications. Furthermore, on a limited and geographic basis, we sometimes take on distributor product lines of certain allied products that serve as complementary supply items to casings. Examples of such products include an elastic netting line that we distribute in North America and shrinkable barrier bags that we distribute in Italy.

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

In 2006, we re-entered the market for heat shrinkable bags made from specialty plastic films. Our heat-shrinkable plastic bags, sold primarily under the brand name SEALFLEX™, are used to package and preserve products such as fresh and processed meat products, poultry and cheese during wholesale and retail distribution. We participate in the multilayer segment to provide multilayer specialty plastic bags.

The production of specialty plastic films involve three principal steps: (i) plastic resin pellets are melted and extruded into a tubular film; (ii) the tube is “bi-oriented” where it is stretched both length-wise and width-wise to enhance the heat-shrink characteristics of the final product; and (iii) the tube is processed through a bag machine to form the individual bags.

As part of its service orientation, we also provide graphic art and design services to our customers. We are able to print designs, illustrations and text in multiple colors directly on the specialty plastic bags. The use of a nylon platform has allowed us to offer superior optical and sealing properties in our bags.

International Operations

Viskase has five manufacturing and/or finishing facilities located outside the continental United States, in Monterrey, Mexico; Beauvais, France; Thâon-les-Vosges, France; Caronno, Italy; and Guarulhos, Brazil. Net sales from customers located outside the United States represented approximately 60% of our total net sales in 2005. Our operations in France are responsible for distributing products, directly or through distributors, in Europe, Africa, the Middle East and parts of Asia. While overall consumption of processed meat products in North America and Western Europe is stable, there is a potential for market growth in Eastern Europe, Latin America and Southeast Asia.

Sales and Distribution

Viskase has a broad base of customers, with no single customer accounting for more than 7% of our net sales. We are able to sell our products in most countries throughout the world. In the United States, Viskase has a staff of technical sales teams responsible for sales and service to processed meat and poultry producers. Approximately 77 distributors market Viskase products to customers in Europe, Africa, the Middle East, Asia, and Latin America. Our products are marketed through our own subsidiaries in France, Germany, Italy, Poland and Brazil, and we maintain ten service and distribution centers located in the United States, Brazil, Canada, Germany, Italy and Poland. The service centers perform limited finishing and provide sales, customer service, warehousing and distribution. Distribution centers provide only warehousing and distribution. As of December 31, 2005 and 2004, Viskase had backlog orders of approximately $42.8 million and $33.3 million, respectively. Orders on backlog typically are filled within 90 days.

Competition

Viskase is one of the world's leading producers of cellulosic casings. While our industry generally competes based on volume and price, we seek to maintain a competitive advantage and differentiate ourselves from our competitors by manufacturing products that have higher quality and superior performance characteristics when compared to our competitors' products; by responding quickly to customer product requirements; by providing technical support services to our customers for production and formulation requirements; and by producing niche products to satisfy individual customer needs.

Viskase's principal competitors in the cellulosic casing market are Viscofan, S.A., located in Spain with additional facilities in Germany, the Czech Republic, the United States, Mexico and Brazil; Teepak LLC, located in Belgium with additional facilities in the Czech Republic; Kalle Nalo GmbH, located in Germany; CaseTech, a wholly owned subsidiary of Bayer AG, located in Germany; Oy Visko AB located in Finland; and two Japanese manufacturers, Futamura Chemical, marketed by Meatlonn, and Toho. Our primary competitors include several corporations that are larger and better capitalized than we are and thus are less vulnerable to price reductions in the market. During the previous ten years, we have experienced reduced profits due to overcapacity in our industry and intense competition based on price.

Research and Development

We believe our continuing emphasis on research and development is central to our ability to maintain industry leadership. In particular, we have focused on the development of new products that increase our customers' operating efficiencies, reduce their operating costs and expand their markets. Our research and development projects also include the development of new processes and products to improve our own manufacturing efficiencies. Our research scientists, engineers and technicians are engaged in continuous product and equipment development, and also provide direct technical and educational support to our customers.

We believe we have achieved and maintained our position as a leading producer of cellulosic casings for packaging meats through significant expenditures on research and development. We expect to continue our research and development efforts. The commercialization of certain of our product and process applications, and related capital expenditures to achieve commercialization, may require substantial financial commitments in future periods. Research and development costs for the Reorganized Company (referring to the Company for the periods subsequent to the effective date of our plan of reorganization) are expensed as incurred and totaled $2.298 million, $2.697 million and $2.628 million for 2005, 2004 and the period April 3, 2003 through December 31, 2003, respectively. Research and development costs for the Predecessor Company (referring to the Company for the periods prior to the effective date of our plan of reorganization) were expensed as incurred and totaled $0.970 million for the period January 1, 2003 through April 2, 2003.

Seasonality

Historically, our domestic sales and profits have been seasonal in nature, increasing in the spring and summer months. Sales outside of the United States follow a relatively stable pattern throughout the year.

Raw Materials

The raw materials we use include cellulose (derived from wood pulp), specialty fibrous paper and various other chemicals. We generally purchase our raw materials from a single source or small number of suppliers with whom we maintain good relations. Certain primary and alternative sources of supply are located outside the United States. We believe, but there can be no assurance, that adequate alternative sources of supply currently exist for all of our raw materials or that raw material substitutes are available, which we could modify its processes to utilize.

Employees

We believe we maintain productive and amicable relationships with our approximately 1,415 employees worldwide. Approximately 731 of our 1,415 employees are union members. One of our domestic facilities, located in Loudon, Tennessee, is unionized. Our collective bargaining agreement covering union employees at the Loudon facility expires on September 30, 2010. Additionally, all of our European, Brazilian and Mexican plants have national agreements with annual renewals. Employees at our European plants have negotiations occurring at both local and national levels.

Trademarks and Patents

We hold patents on many of our major technologies, including those used in our manufacturing processes and those embodied in products sold to our customers. We believe our ongoing market leadership is derived, in part, from our technology. We vigorously protect and defend our patents against infringement on an international basis. As part of our research and development program, we have developed and expect to continue to develop new proprietary technology. We believe these activities will enable us to maintain our competitive position. However, we do not believe that any single patent or group of patents is material to us. We also own numerous trademarks and registered trade names that are used actively in marketing our products. We periodically license our process and product patents to competitors on a royalty basis.

Environmental Regulations

In manufacturing our products, we employ certain hazardous chemicals and generate toxic and hazardous wastes. The use of these chemicals and the disposal of such wastes are subject to stringent regulation by several governmental entities, including the United States Environmental Protection Agency (“EPA”) and similar state, local and foreign environmental control entities. We are subject to various environmental, health and safety laws, rules and regulations including those of the United States Occupational Safety and Health Administration and EPA. These laws, rules and regulations are subject to amendment and to future changes in public policy or interpretation, which may affect our operations.

Certain of our facilities are or may become potentially responsible parties with respect to on-site and off-site waste disposal facilities and remediation of environmental contamination.

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology (“MACT”) air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. Compliance with these new rules was required by June 13, 2005, although we have obtained a one-year extension for both of our facilities. To date, we have spent approximately $10.2 million in capital expenditures for MACT compliance, and we expect to spend an additional $0.2 million over the next 6 months for MACT compliance.

Under the Resource Conservation and Recovery Act, regulations have been proposed that, in the future, may impose design and/or operating requirements on the use of surface impoundments of wastewater. Two of our plants use surface impoundments. We do not foresee these regulations being imposed in the near future.

(d)	Financial Information About Geographic Areas

Reference is made to Part II, Item 8, Note 26 of Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

Risks Related to our Business

We have recently emerged from bankruptcy, have a history of losses and may not become profitable.

We have recently emerged from bankruptcy and have a history of losses. We may not grow or achieve and maintain profitability in the near future, or at all. On November 13, 2002, we filed a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On April 3, 2003, we consummated our prepackaged plan of reorganization, as modified by the bankruptcy court, and emerged from bankruptcy. If we cannot achieve and maintain profitability, the value of an investment in our securities may decline. Should we file for bankruptcy again in the future, the value of an investment in our securities could decline even further.

Our results of operations and financial condition for the periods subsequent to our emergence from bankruptcy may vary significantly from any projections that were prepared in connection with our plan of reorganization and you may be unable to make meaningful comparisons to our historical financial statements for the period prior to our bankruptcy.

In connection with our plan of reorganization, we were required to prepare projected financial information to demonstrate to the United States Bankruptcy Court the feasibility of our plan of reorganization and ability to continue operations upon our emergence from bankruptcy. Also in connection with our emergence from bankruptcy, we have applied the "fresh start" accounting method. This method requires us to revalue all our assets and liabilities based on our estimate of our enterprise value and the fair value of each of our assets and liabilities. These projections and enterprise valuation were prepared solely for the purpose of the bankruptcy and should not be relied upon for any other purpose. The determination of these values was subject to significant estimates, and the fair values recorded based on these estimates may not be fully realized in periods subsequent to our emergence from bankruptcy. The recorded amounts of our assets and liabilities and the results of our operations reflected in the financial statements for periods subsequent to our emergence from bankruptcy are not comparable to the financial statements for the period prior to the emergence from bankruptcy. You may not be able to make meaningful comparisons of certain information reflecting our results of operations and financial condition to the previous periods.

We face competitors that are better capitalized, and the continuous-flow nature of the casings manufacturing process forces competitors to compete based on volume, which could adversely affect our revenues and results.

We face competition in the United States and internationally from competitors that may have substantially greater financial resources than we have. The cellulosic casings industry includes several competitors that are larger and better capitalized than we are. Currently, our primary competitors include Viscofan, S.A., Teepak LLC and Kalle Nalo GmbH, although new competitors could enter the market or competing products could be introduced. Since 1995, there have been steady declines in the prices of cellulosic casing products; nevertheless, we believe prices have stabilized recently. Also, although we believe that the current output in our industry is in balance with global demand, the continuous-flow nature of the casings manufacturing process requires competitors in our industry to compete based on volume. We attempt to differentiate our products on the basis of product quality and performance, product development, service, sales and distribution, but competitors in our industry may use price as a competitive factor in an attempt to obtain greater volumes. If prices decline further, we may not be able to achieve profitability whereas certain of our competitors who are better capitalized may be positioned to absorb such price declines. Any of these factors could result in a material reduction of our revenue, gross profit margins and operating results.

We receive our raw materials from a limited number of suppliers, and problems with their supply could impair our ability to meet our customer's product demands.

Our principal raw materials, paper and pulp, constitute an important aspect and cost factor of our operations. We generally purchase our paper and pulp from a single source or a small number of suppliers. Any inability of our suppliers to timely deliver raw materials or any unanticipated adverse change in our suppliers could be disruptive and costly to us. Our inability to obtain raw materials from our suppliers would require us to seek alternative sources. These alternative sources may not be adequate for all of our raw material needs, nor may adequate raw material substitutes exist in a form that our processes could be modified to use. These risks could materially and adversely impact our sales volume, revenues, costs of goods sold and, ultimately, profit margins.

Our failure to efficiently respond to industry changes in casings technology could jeopardize our ability to retain our customers and maintain our market share.

We and other participants in our industry have considered alternatives to cellulosic casings for many years. As resin technology improves, alternative casings may be developed that threaten the long-term sustainability and profitability of our cellulosic casings, our core product, and our fibrous casings. Our failure to anticipate, develop or efficiently and timely integrate new technologies that provide viable alternatives to cellulosic casings, including plastics and film alternatives, may cause us to lose customers and market share to competitors integrating such technologies, which, in turn, would negatively impact our revenues and operating results.

Sales of our products could be negatively affected by problems or concerns with the safety and quality of food products.

We could be adversely affected if consumers in the food markets were to lose confidence in the safety and quality of meat products, particularly with respect to processed meat products for which casings are used, such as hot dogs and sausages. Outbreaks of, or even adverse publicity about the possibility of, diseases such as avian influenza and“mad cow disease," food-borne pathogens such as E. coli and listeria and any other food safety problems or concerns relating to meat products, may discourage consumers from buying meat products. These risks could also result in additional governmental regulations, and/or cause production and delivery disruptions or product recalls. Each of these risks could adversely affect the demand for our products, and consequently, our revenues and liquidity.

Changing dietary trends and consumer preferences could weaken the demand for our products.

Various medical studies detailing the health-related attributes of particular foods, including meat products, affect the purchase patterns, dietary trends and consumption preferences of consumers. These patterns, trends and preferences are routinely changing. For example, general dietary concerns about meat products, such as the cholesterol, calorie, sodium and fat content of such products, could result in reduced demand for such products, which would, in turn, cause a reduction in the demand for our products and a decrease in our sales volume and revenue.

Our facilities are capital intensive and we may not be able to obtain financing to fund necessary capital expenditures.

Our business is capital intensive. We operate eight manufacturing facilities and eight distribution centers as part of our business. We are required to make substantial capital expenditures and substantial repair and maintenance expenditures to maintain, repair, upgrade and expand existing equipment and facilities to keep pace with competitive developments. In addition, we are required to invest in technological advances to maintain compliance with safety standards and environmental laws or regulations. For example, we have already expended $10.2 million, and expect to expend another $0.2 million over the next six months, on maximum achievable control technology ("MACT") to meet certain air emissions standards related to carbon disulfide under the Clean Air Act Amendments of 1990. Historically, we have spent approximately $5.0 million each year on capital expenditures. We currently estimate that we will need to spend approximately $12 million for capital expenditures in 2006 and approximately $8 million annually thereafter. We expect to make capital expenditures of approximately $10 million in connection with our plan to restructure our finishing operations, of which, as of December 31, 2005, we have made capital expenditures of approximately $5 million. At some point in the future, we may be required to obtain additional financing to fund capital expenditures. If we need to obtain additional funds, we may not be able to do so on terms favorable to us, or at all, which would ultimately negatively affect our production and operating results.

Business interruptions at any of our production facilities could increase our operating costs, decrease our sales or cause us to lose customers.

The reliability of our production facilities is critical to the success of our business. In recent years, we have streamlined our productive capacity to be better aligned with our sales. At current operating levels, we have little or no excess production capacity for certain products. If the operations of any of our manufacturing facilities were interrupted or significantly delayed for any reason, including labor stoppages, we may be unable to shift production to another facility without incurring a significant drop in production. Such a drop in production would negatively affect our sales and our relationships with our customers.

We are subject to significant minimum contribution requirements with respect to our pension plan, and we are subject to market exposure with respect to our defined benefit plan, both of which could adversely affect our cash flow

We maintain a pension plan for our North American employees, through which monthly benefits are paid to our retired employees. We are subject to substantial minimum contribution requirements with respect to our pension plan. Although the amount fluctuates, our aggregate minimum funding contribution requirement from December 31, 2005 through 2009 is approximately $44.4 million. This amount could increase or decrease due to market factors, including expected returns on plan assets and the discount rate used to measure accounting liabilities, among other factors.

Our unfunded pension plan liabilities with respect to our North American employees were projected to be $48.6 million as of December 31, 2005. The funds in our defined benefit plan are subject to market risks, including fluctuating discount rates, interest rates and asset returns. As of April 1, 2004 for all employees not covered by a collective bargaining agreement, we eliminated the unreduced early retirement benefit within our defined benefit plan and, in addition, we replaced the current defined benefit plan for all employees who were not defined benefit plan participants as of March 31, 2003 with a new defined contribution plan.

Plan documents governing our pension plan reserve our right to terminate, amend or change the pension plan.

Underfunding with respect to our postretirement medical and life insurance benefits provided to our eligible North American retirees could adversely affect our cash position.

We have historically provided postretirement medical and life insurance benefits to eligible North American retirees. Plan documents governing our postretirement medical and life insurance benefits reserve our right to terminate, amend or change the plans under which such benefits are offered. The Company terminated postretirement medical benefits as of December 31, 2004 for all active employees and retirees in the U.S. who are not covered by a collective bargaining agreement. Termination resulted in a $34.1 million reduction in the Company's unfunded postretirement liability.

On September 30, 2005 employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminated postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $.7 million curtailment gain and reduction in the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheets in 2005. In addition, the Company will amortize $9.7 million of remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. During the fourth quarter of 2005, $1.7 million was recorded as a reduction to cost of sales.

We continue to provide post-retirement life insurance benefits for North American retirees, which, as of December 31, 2005, was unfunded by approximately $12.9 million.

Our international sales and operations expose us to political and economic risks in foreign countries, as well as to risks related to currency fluctuations, all of which could impair our ability to do business at the international level.

We currently have manufacturing or sales and distribution centers in seven foreign countries, including Brazil, Canada, France, Germany, Italy, Mexico and Poland. Our international sales and operations may be subject to various political and economic risks including, but not limited to:

•	possible unfavorable exchange rate fluctuations or hyperinflation;
•	changes in a country's or region's political or economic conditions;
•	governmental regulations, including import and export controls; and
•	tariffs.

Our sales to customers located outside the United States generally are subject to taxes on the repatriation of funds. In addition, international operations in certain parts of the world may be subject to international balance of payments difficulties that may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Net sales to customers located outside the United States represented approximately 60% of our total net sales in 2005.

Should any of these risks occur, it could impair our ability to export our products or conduct sales to customers located outside of the United States and result in a loss of sales and profits from our international operations.

Continued consolidation of our customers and increasing competition for those customers may put pressures on our operating margins.

In recent years, the trend among our customers has been towards consolidation within the meat processing industry. These consolidations have enhanced the purchasing power of our customers who, not being contractually obligated to purchase our products, tend to exert increased pressure with respect to pricing terms, product quality and new products. As our customer base continues to consolidate, the already high level of competition for the business of fewer customers is expected to intensify. If we do not continue to enhance the value of our product offering in a way that provides greater benefit to our customers, our sales volume and revenues could decrease.

Consolidation in our industry may have an impact on competition and put pressure on our financial position.

Viscofan, S.A. recently announced that it had acquired the North American operations of Teepak LLC. As a result, Viscofan has strengthened its market share in the United States and other key markets in which we participate. This could negatively affect our relationships with certain of our customers, which in turn could have a negative impact on our financial position.

We may engage in strategic transactions, which could divert attention and resources from other worthwhile endeavors.

In connection with our business strategies and goals of growth of our operations and market share, we may seek to acquire, merge with, enter into partnerships with or enter into other similar transactions with, other companies, including companies that complement our existing products, technologies or distribution, or lower our costs, and we regularly engage in discussions with other companies or their representatives with respect to such transactions. In addition, in May 2005 we announced that our board of directors was evaluating possible strategic alternatives for the Company. We may be unable to identify and/or successfully acquire, merge with, partner with or enter into other similar transactions with suitable companies under terms advantageous to our business. If we do enter into such transactions, we may be unable to efficiently and effectively integrate our business and achieve the anticipated synergies. The integration of the businesses may also result in unforeseen difficulties that require a disproportionate amount of management's attention and other resources, which, in turn, may negatively affect our profitability.

Continued compliance with environmental regulations may result in significant costs, which could negatively affect our financial condition.

Our operations are subject to extensive and increasingly stringent environmental, health and safety laws and regulations pertaining to the discharge of material into the environment, the handling and disposition of wastes and land reclamation and remediation of hazardous substance releases. We are also subject to differing environmental regulations and standards due to the fact we operate in many different countries. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with environmental laws and regulations can have serious consequences for us, including criminal as well as civil and administrative penalties and negative publicity. Liability under these laws and regulations involves inherent uncertainties. In addition, continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations.

We have incurred, and will continue to incur, significant capital and operating expenditures to comply with various environmental laws and regulations. For example, we have already expended $10.2 million, and expect to expend another $0.2 million over the next six months, on "maximum achievable control technology" to meet certain air emissions standards related to carbon disulfide under the Clean Air Act Amendments of 1990. Although we expect to implement the technology necessary to meet these emissions standards at our two U.S. extrusion facilities, our failure to do so could result in substantial penalties, including civil fines of approximately $50,000 per facility per day or a shutdown of our U.S. extrusion operations. Additional environmental requirements imposed in the future could require currently unanticipated investigations, assessments or expenditures, and may require us to incur significant additional costs. As the nature of these potential future charges is unknown, management is not able to estimate the magnitude of any future costs, and we have not accrued any reserve for any potential future costs.

Some of our facilities have been in operation for many years. During that time, we and previous owners of these facilities may have generated and disposed of wastes that are or may be considered hazardous or may have polluted the soil or groundwater at our facilities, including adjacent properties. Some environmental regulations impose liability on certain categories of persons who are deemed to be responsible for the release of "hazardous substances" or other pollutants into the environment, without regard to fault or to the legality of such person's conduct. Under certain circumstances, a party may be required to bear more than its proportional share of cleanup costs at a contaminated site for which it has liability if payments sufficient to remediate the site cannot be obtained from other responsible parties.

We may be subject to significant tax assessments, which could affect our financial condition.

In 1993, the Illinois Department of Revenue submitted a proof of claim against Envirodyne Industries, Inc. (our former corporate name) and its subsidiaries in the United States Bankruptcy Court, for liability with respect to our allegedly incorrect utilization of certain loss carry-forwards of certain of our subsidiaries. The Bankruptcy Court ruled that there was no principal tax due, however, the Illinois Department of Revenue may appeal this ruling and has asserted we would have an tax liability of approximately $2.9 million if it was successful upon appeal. This additional tax liability could materially affect our financial condition. See "Item 3 - Legal Proceedings" for more information.

During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16.6 million for taxes and R$16.3 million for penalties and interest, or about $7.6 million and $7.5 million, respectively, at exchange rates in effect on March 23, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$0.2 million for taxes and R$1.7 million for penalties and interest, or about $0.1 million and $0.8 million, respectively, at exchange rates in effect on March 23, 2006. See "Item 3 - Legal Proceedings" for more information.

Our intellectual property rights may be inadequate or violated, or we may be subject to claims of infringement, both of which could negatively affect our financial condition.

We rely on a combination of trademarks, patents, trade secret rights and other rights to protect our intellectual property. Our trademark or patent applications may not be approved and our trademarks or patents may be challenged by third parties. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our rights as fully as the laws of the United States. From time to time, it has been necessary for us to enforce our intellectual property rights against infringements by third parties, and we expect to continue to do so in the ordinary course of our business. We also may be subjected to claims by others that we have violated their intellectual property rights. Even if we prevail, third party-initiated or Company-initiated claims may be time consuming and expensive to resolve, and may result in a diversion of our time and resources. The occurrence of any of these factors could diminish the value of our trademark, patent and intellectual property portfolio, increase competition within our industry and negatively impact our sales volume and revenues.

Our substantial level of indebtedness could adversely affect our results of operations, cash flows and ability to compete in our industry. This could, among other things, prevent us from fulfilling our obligations under our debt agreements.

We have substantial indebtedness. In addition, subject to restrictions in the indenture ("Indenture") governing our 11.5% Senior Secured Notes due June 11, 2011 issued on June 29, 2004 ("11.5% Senior Secured Notes"), we may incur additional indebtedness. As of December 31, 2005, we had approximately $103.5 million ($107.6 million aggregate principal) of total debt, not including the availability of additional indebtedness, of up to $20.0 million that we may borrow under our revolving credit facility.

Our high level of indebtedness has important implications, including the following:

•  if we fail to satisfy our obligations under our indebtedness, or fail to comply with the restrictive covenants contained in the Indenture or our revolving credit facility, it may result in an event of default, all of our indebtedness could become immediately due and payable, and our lenders could foreclose on our assets securing such indebtedness following the occurrence and during the continuance of an event of default; and

•  it may require us to dedicate a substantial portion of our cash flow from our business operations to pay our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, development projects, general operational requirements and other purposes.

We expect to obtain the money to pay our expenses and to pay the amounts due under our debt primarily from our operations. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

Despite current indebtedness levels, we may still incur substantially more debt. This could decrease cash or other collateral available to pay our current debt.

We may incur substantial additional indebtedness in the future. Although the Indenture and our revolving credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we have the ability to borrow up to $20.0 million under our revolving credit facility, which is secured by liens on all of our personal and real property assets, with certain exceptions. Under certain circumstances, we are permitted to incur in excess of $20.0 million under our revolving credit facility. See “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Item 8 - Financial Statements and Supplementary Data."

We may not be able to generate the significant amount of cash needed to pay interest and principal amounts on our debt.

Our earnings were insufficient to cover our fixed charges for the twelve-month period ended December 31, 2005. If our cash flow and capital resources are insufficient to pay interest and principal under our revolving credit facility, the 11.5% Senior Secured Notes, the 8% Senior Subordinated Secured Notes due December 1, 2008 (“8% Notes”) and our other debt, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or attempt to restructure our debt. If any of those alternative measures do not permit us to meet our scheduled debt service obligations, we could face substantial liquidity problems and the possibility of a default under our revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless we were to obtain an appropriate waiver, an event of default would give our lender under our revolving credit facility the right to demand immediate repayment, a demand we might not be able to meet.

A substantial portion of our business is conducted through foreign subsidiaries, and our failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.

Our sales to customers located outside the United States are conducted primarily through subsidiaries organized under the laws of jurisdictions outside of the United States. For the twelve-month period ended December 31, 2005, our foreign restricted subsidiaries contributed approximately 39% of our consolidated revenues. As of December 31, 2005, 40% of our consolidated assets, based on book value, were held by foreign subsidiaries. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.

The capital stock securing the 11.5% Senior Secured Notes will automatically be released from the collateral to the extent the pledge of such collateral would require the filing with the SEC of separate financial statements for any of our subsidiaries, resulting in a loss of a security interest to the extent of the collateral released.

The Indenture and the security documents related thereto provide that, to the extent that any rule is adopted, amended or interpreted that would require the filing with the SEC (or any other governmental agency) of separate financial statements for any of our subsidiaries due to the fact that such subsidiary’s capital stock secures the 11.5% Senior Secured Notes, then such capital stock will automatically be deemed not to be part of the collateral securing the 11.5% Senior Secured Notes to the extent necessary to not be subject to such requirement. In such event, the security documents may be amended, without the consent of any holder of 11.5% Senior Secured Notes, to the extent necessary to release the liens on such capital stock. As a result, holders of the 11.5% Senior Secured Notes could lose their security interest in such portion of the collateral if, and for so long as, any such rule is in effect. At this time, and at all times since the issuance of the 11.5% Senior Secured Notes, none of our subsidiaries has represented collateral exceeding 10% of the principal amount of the 11.5% Senior Secured Notes. We have concluded that the collateral value of Viskase Europe Limited was equal to 2.68% of the principal amount of the 11.5% Senior Secured Notes as of December 31, 2005. The release of capital stock of a subsidiary pursuant to this provision in certain circumstances could result in less than a majority of the capital stock of a subsidiary being pledged to secure the 11.5% Senior Secured Notes, which could impair the ability of the trustee to sell a controlling interest in such subsidiary or to otherwise realize value on its security interest in such subsidiary’s stock or assets. Finally, the liens of the lenders under our revolving credit facility are not subject to any such restriction, and as a result, the 11.5% Senior Secured Notes will effectively be subordinated in right of payment to our indebtedness under our revolving credit facility to the extent of the value of such capital stock so released.

The Indenture and our other indebtedness impose significant operating and financial restrictions, and a breach of any such restriction may result in a default, which could result in the possible acceleration of repayment obligations and our secured creditors receiving certain rights against our collateral.

The Indenture and the credit agreement governing our revolving credit facility impose significant operating and financial restrictions on us. These restrictions restrict our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. More specifically, they restrict our ability to, among other things:

•	incur additional indebtedness or issue disqualified capital stock;
•	pay dividends, redeem subordinated debt or make other restricted payments;
•	make certain investments or acquisitions;
•	grant liens on our assets;
•	merge, consolidate or transfer substantially all of our assets; and
•	transfer, sell or acquire assets, including capital stock of our subsidiaries.

The credit agreement governing our revolving credit facility also requires us to meet a number of financial ratios and tests. Compliance with these financial ratios and tests may adversely affect our ability to adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under our indebtedness, resulting in accelerated repayment obligations and giving our secured creditors certain rights against our collateral.

The interests of our major stockholders may not be aligned with other stockholders or debtholders.

To our knowledge, Carl C. Icahn is the beneficial owner of approximately 29.5% of our outstanding Common Stock. Two employees of companies affiliated with Mr. Icahn are members of our Board of Directors, which is comprised of five directors. When we emerged from bankruptcy, a third individual was designated as a member of our Board of Directors who is a director of other companies affiliated with Mr. Icahn. As the beneficial owner of 29.5% of our Common Stock, Mr. Icahn has significant influence regarding the election of our Board of Directors and stockholder voting on decisions relating to fundamental corporate actions. It is possible that the interests of Mr. Icahn and our other major stockholders, as such, could conflict in certain circumstances with other stockholders and debtholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

VISKASE FACILITIES

LOCATION	SQUARE FEET	PRIMARY USE

Manufacturing Facilities

Beauvais, France (a)	235,000	Casings production and finishing
Caronno, Italy	73,000	Casings finishing
Guarulhos, Brazil (a)	25,000	Casings finishing
Kentland, Indiana	125,000	Casings finishing
Loudon, Tennessee	250,000	Casings production
Monterrey, Mexico (a)	179,000	Casings finishing
Osceola, Arkansas	223,000	Casings production and casings finishing
Thâon-les-Vosges, France	239,000	Casings production and finishing

Distribution Centers

Atlanta, Georgia (a)
Buffalo, New York (a)
Fresno, California (a)
Remington, Indiana (a)
Dormagen, Germany (a)
Saskatoon, Saskatchewan, Canada (a)
Lindsay, Ontario, Canada (a)
Warsaw, Poland (a)

Service Centers

Guarulhos, Brazil (a)
Caronno, Italy

Headquarters

Worldwide:	Willowbrook, Illinois (a) (b)
Europe	Pantin, France (a)

(a)	Leased. All other properties are owned.
(b)	Darien, Illinois (a) after May 1, 2006.

The Company believes that its properties generally are suitable and adequate to satisfy the Company's present and anticipated needs. The Company's United States real property collateralizes the Company's obligations under various financing arrangements. For a discussion of these financing arrangements, refer to Part II, Item 8, Note 10 of Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

In 1993, the Illinois Department of Revenue (“IDR”) filed a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR’s denial of the Company’s allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries.  The IDR asserted it was owed, as of the petition date, $0.998 million in taxes, $0.356 million in interest and $0.270 million penalties.  The Company objected to the claim on various grounds.  In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the District Court affirmed the Bankruptcy Court’s order denying the IDR claim.   IDR appealed the District Court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the District Court and remanded the case for further proceedings on the Company’s other objections to the claim. On November 16, 2005, the Bankruptcy Court issued an opinion in which it denied the IDR’s claim to the extent it seeks principal tax liability and found that no principal tax liability remains due.   However, because of certain timing issues with respect to the carryback of subsequent net operating loss used to eliminate the principal tax liabilities in 1988 and 1989, the issue of the amount of interest and  penalties (for approximately 14 years), if any, has not been determined by the Bankruptcy Court.  The IDR has asserted that as of February 2006, approximately $0.432 million was owed in interest.  The Company disputes this amount and intends to vigorously defend its position on interest due. The IDR may appeal the Bankruptcy Court order and has asserted that if it were successful on appeal, that the Company would have liability to the IDR as of the beginning of 2005 in the amount of approximately $2.9 million.

During 2005, Viskase Brasil Embalagens Ltda. (”Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16.6 million for taxes and R$16.3 million for penalties and interest, or about $7.6 million and $7.5 million, respectively at exchange rates in effect on March 23, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$0.2 million for taxes and R$1.7 million for penalties and interest, or about $0.1 million and $0.8 million, respectively, at exchange rates in effect on March 23, 2006. The attorneys representing Viskase Brazil on these tax disputes have advised the Company that the likelihood of liability with respect to the tax assessments is remote. In view of the magnitude of the assessments, Viskase Brazil sought the advice of another law firm with respect to one of the Import Assessments and with respect to the Documentation Assessment. The second law firm expressed its belief (i) that the likelihood of liability on the Import Assessment it reviewed either was possible tending to probable or was possible, depending on the theory of liability pursued by the tax authorities, and (ii) that the likelihood of liability on the Documentation Assessment was probable. Viskase believes that the two Import Assessments raise essentially the same issues and therefore did not seek advice from the second law firm with respect to the other Import Assessment. The Company has provided a reserve in the amount of $2.0 million as of December 31, 2005. Viskase Brazil strongly denies the allegations set forth in the tax assessments and intends to vigorously defend itself.

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology (“MACT”) air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules was required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $10.2 million in capital expenditures for MACT, and expects to spend an additional $0.2 million, over the next 6 months, to become compliant with MACT rules at our two U.S. extrusion facilities. In addition, the Company is involved in various other legal proceedings arising out of our business and other environmental matters, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information. The Company’s Common Stock is traded in the over-the-counter market and is quoted on the Pink Sheets Electronic Quotation Service under the symbol “VKSC”. The high and low closing bid prices of the Common Stock during 2005 and 2004 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$3.30	$3.50	$2.75	$2.65
Low	2.85	2.19	1.80	2.12

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$0.51	$2.00	$2.60	$2.90
Low	0.35	0.35	0.85	2.38

(b)   Holders. As of March 24, 2006, there were approximately 204 holders of record and approximately 400 beneficial holders of the Company’s Common Stock.

(c)   Dividends. We have not paid dividends on our Common Stock, and we do not anticipate paying dividends on our Common Stock in the foreseeable future. In addition, the terms of our revolving credit facility and the indenture governing the 11.5% Notes restrict our ability to pay dividends on the Common Stock.

(d)   Equity Compensation Plans. For a discussion of the Company’s Equity Compensation Plans, refer to Part III, Item 11.

ITEM 6.	SELECTED FINANCIAL DATA

.	Reorganized Company			Predecessor Company
	Year Ended		April 3 to	January 1 to	Year Ended
	December	December	December	April 2,	December	December
	31, 2005	31, 2004	31, 2003	2003	31, 2002	31, 2001
	(in thousands, except for per share amounts)

Net sales	$203,769	$207,106	$152,408	$45,402	$183,577	$189,315

Operating income (loss) (1)	(2,157)	25,317	(46,627)	151,873	(19,330)	(28,715)

Postretirement curtailment gain	(1,642)	(34,055)
Loss (gain) on early extinguishment of debt (2)		13,083		(153,946)
Reorganization expense			403	399	3,401
Gain on sales of discontinued operations						3,189

Net (loss) income (1)	(2,157)	25,317	(46,627)	151,873	(19,330)	(25,526)

Per share (loss) income from continuing operations
- basic	(0.22)	2.53	(4.49)	9.92	(1.26)	(1.88)
- diluted	(0.22)	2.33	(4.49)	9.92	(1.26)	(1.88)

Per share (loss) income from discontinued operations
- basic						0.21
- diluted						0.21

Per share net (loss) income
- basic	(0.22)	2.53	(4.49)	9.92	(1.26)	(1.67)
- diluted	(0.22)	2.33	(4.49)	9.92	(1.26)	(1.67)

Cash and equivalents	11,904	30,255	23,160		27,700	25,540
Restricted cash	3,251	3,461	26,245		28,347	26,558
Working capital	45,920	61,399	52,201		(174,203)	(178,952)
Total assets	197,840	213,432	212,093		218,681	234,028

Debt obligations:
Short‑term debt (3) (4) (5)	182	384	21,303		227,343	236,059
Long‑term debt	103,299	100,962	100,652		85	194
Stockholders' (deficit)	(26,679)	(12,013)	(41,100)		(175,146)	(138,053)
Cash dividends	none	none	none	none	none	none

(1)	For a discussion on comparability of income from continuing operations and net income, please see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)
SFAS No. 145 requires that gains and losses on debt extinguishment will no longer be classified as extraordinary for fiscal years beginning after May 15, 2002. The prior period extraordinary item in 2003 was reclassified in the consolidated statements of operations.

(3)	Year 2002 includes $163,060 of debt classified as current liabilities subject to compromise on the balance sheet.

(4)	Years 2002 and 2001 include $64,106 and $72,855, respectively of long-term debt reclassified to current due to covenant restrictions.

(5)	Year 2001 includes the current portion of long-term debt.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Company Overview

We are a worldwide leader in the manufacture and sale of cellulosic, fibrous and plastic casings for the processed meat industry. We currently operate eight manufacturing facilities and eight distribution centers throughout North America, Europe and South America and we derive approximately 60% of total net sales from customers located outside the United States. We believe we are one of the two largest manufacturers of non-edible cellulose casings for small-diameter processed meats and one of the three largest manufacturers of non-edible fibrous casings. In 2006, we re-entered the market for the manufacture and sale of heat-shrinkable plastic bags for the meat, poultry and cheese industry. Our management believes that the factors most critical to the success of our business are:

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

Our cellulose and fibrous casing extrusion operations are capital-intensive and are characterized by high fixed costs. Our plastic casing extrusion and finishing operations are characterized by relatively high labor costs. The industry’s operating results have historically been sensitive to the global balance of capacity and demand. The industry’s extrusion facilities produce casings under a timed chemical process and operate continuously. We believe that the industry's current output is in the process of balancing with global demand and the recent downward trend in casing prices has stabilized during the past few years.

In 2005, we announced we were restarting extrusion capacity at our Thâon-les-Vosges, France facility. This capacity came on-line during the fourth quarter of 2005. The start-up cost and capital expenditures associated with the restart were approximately $0.9 million and $1.2 million, respectively.

Our contribution margin varies with changes in selling price, input material costs, labor costs and manufacturing efficiencies. The total contribution margin increases as demand for our casings increases. Our financial results benefit from increased volume because we do not have to increase our fixed cost structure in proportion to increases in demand. For certain products, we operate at near capacity in our existing facilities. We regularly evaluate our capacity and projected market demand. The Company made the decision to selectively increase our extrusion capacity through a restart of Thâon-les-Vosges, France extrusion capacity to meet the worldwide demand for small-diameter casing.

We operate in a competitive environment. During the mid-1990's, we experienced significant pricing pressure and volume loss with the entrance of a foreign competitor into the United States market. The market for cellulosic casings experienced declines in selling price over the last ten years; we believe selling price has stabilized over the past few years. While the overall market volume has expanded during this period, the potential for pressure on pricing continues. Our financial performance moves in direct relation to our average selling price.

We have continued to reduce our fixed cost structure in response to market and economic conditions. Since 1998, we have reduced annual fixed costs by approximately $40.0 million by:

•	closing our Chicago, Illinois plant and selling the facility;
•	reconfiguring our Loudon, Tennessee, Thâon-les-Vosges, France and Beauvais, France plants;
•	discontinuing our Nucel® operations;
•	closing our Lindsay, Ontario, Canada facility; and
•	reducing the number of employees by approximately 30%.

Despite these restructuring efforts, the significance of our debt load caused us to be unable to continue meeting our debt service obligations in 2002. As a result, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on November 13, 2002. The bankruptcy court confirmed our plan of reorganization and we emerged from bankruptcy on April 3, 2003. We adopted fresh-start accounting in accordance with SOP 90-7, and reflected the effects of the adoption in the consolidated financial statements in 2003.

As a result of our adoption of fresh-start accounting, the results of operations for periods ended after April 2, 2003 are prepared on a different basis of accounting. Therefore, the results of operations prior to April 3, 2003 are not comparable to the periods after April 2, 2003.

Comparison of Results of Operations for Years Ended December 31, 2005, 2004 and 2003.

The following discussion compares the results of operations for the fiscal year ended December 31, 2005 to the results of operations for the fiscal year ended December 31, 2004, and compares the results of operations for the fiscal year ended December 31, 2004 to the results of operations for the fiscal year ended December 31, 2003. We have provided the table below in order to facilitate an understanding of this discussion. The table shows our results of operations for the 2005, 2004 and 2003 fiscal years. Results of operations for 2003 include the combined income statement activity of the Company for the 2003 periods prior to and following our emergence from bankruptcy on April 3, 2003, and therefore are not intended to be a presentation in accordance with accounting principles generally accepted in the United States. The table (dollars in millions) is as follows:

	Year Ended December 31,	% Change Over	Year Ended December 31,	% Change Over	Year Ended December 31,
	2005	2004	2004	2003	2003

NET SALES	$203.8	-1.6%	$207.1	4.7%	$197.8

COST AND EXPENSES
Cost of sales	164.1	-0.2%	164.5	4.1%	$158.0
Selling, general and administrative	29.0	-1.1%	29.3	-12.6%	$33.6
Amortization of intangibles	.6	-42.5%	1.1	-17.6%	$1.3
Restructuring expense	2.0	203.0%	.7	-30.0%	$1.0
Asset writedown				NM	$46.8
OPERATING INCOME (LOSS)	8.0	-30.5%	11.6	-127.0%	(42.8)

Interest income	(.7)	23.5%	(.6)	-31.1%	$(.8)
Interest expense	12.9	-2.1%	13.2	14.1%	$11.6
Other expense (income), net	.1	NM	(.8)	-85.8%	$(5.3)
Postretirement benefits curtailment gain	(1.6)	-95.2%	(34.1)	NM
Loss (gain) on early extinguishment of debt			13.1	NM	$(153.9)
Reorganization expense				NM	$.8
Income tax (benefit)	(.5)	-90.1%	(4.6)	1392.3%	$(.3)

NET (LOSS) INCOME	$(2.2)	-108.5%	$25.3	-75.9%	$105.2

NM = Not meaningful when comparing positive to negative numbers or to zero.

2005 Versus 2004

Net Sales. Our net sales for 2005 were $203.8 million, which represents a decrease of $3.3 million or 1.6% from the comparable prior year. Net sales benefited $2.8 million due to foreign currency translation gains, offset by a $3.1 million decrease due to price and mix and a $3.0 million decrease from volume.

Cost of Sales. Cost of sales for 2005 decreased 0.2% from the comparable prior year period. However, cost of sales increased as a percent of net sales (from 79.4% in 2004 to 80.5% in 2005). The increase as a percent of sales can be attributed to an increase in energy, raw material and labor costs offset by operating efficiencies and a $1.7 million reduction from the elimination of certain postretirement medical benefits.

Selling, General and Administrative Expenses. We were able to reduce selling, general and administrative expenses from $29.3 million in 2004 to $29.0 million in 2005. This can be attributed to reductions from continuous cost saving programs, internal reorganizations that occurred in both March 2004 and January 2005, and elimination of certain postretirement benefits that were effective as of December 31, 2004. Additionally, in 2004 there was an unusual income benefit of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Operating Income. The operating income for 2005 was $8.0 million, representing a decrease of $3.6 million from the prior year. The decrease in the operating income resulted primarily from increased restructuring expenses and lower gross margin, which were partially offset by improvements in selling, general and administrative expenses. Operating income for 2005 includes a restructuring charge of $2.0 million of which $1.8 million was related to one-time employee costs related to our transfer of Kentland, Indiana finishing operations to Monterrey, Mexico. Operating income for 2004 includes a restructuring charge of $0.7 million, offset by a reversal of an unusual income benefit of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Interest Expense. Interest expense, net of interest income, for 2005 was $12.2 million, representing a decrease of $0.4 million. The decrease is primarily a result of a $0.8 million increase in capitalized interest related to our capital projects.

Other (Income) Expense. Other expense of approximately $0.1 million for 2005 consists principally of a $0.2 million net loss related to foreign currency translation, a $0.6 million write-off of corporate office leasehold assets and a gain of $0.6 on sales of unrelated securities. Other income for 2004 of $0.8 million consists principally of a $1.5 million net gain related to foreign currency translation.

Gain on Curtailment. The Company will terminate postretirement health care medical benefits for all active employees and retirees in the United States who are covered by a collective bargaining agreement as of December 31, 2006. A $0.7 million gain on the curtailment of these postretirement health care benefits was recognized during the third quarter of 2005. A $0.9 million gain on the curtailment of the pension benefits associated with the Kentland, Indiana plant shutdown was recognized on December 31, 2005.

Income Tax (Benefit). During 2005, an income tax benefit of $0.5 million was recognized on the loss before income taxes of $2.6 million resulting principally from a $2.3 million benefit from the settlement of a Canadian tax issue and a provision for the results of operations of foreign subsidiaries.

Primarily as a result of the factors discussed above, net loss was $2.2 million compared to net income of $25.3 million for 2004.

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

Selling, General and Administrative Expenses. We were able to reduce selling, general and administrative expenses from 17.0% of sales in 2003 to 14.1% in 2004. This can be attributed to reductions in overall spending and internal reorganizations that occurred in July 2003 and March 2004, which reduced employee costs. Additionally, in the first quarter of 2004 there was an unusual income benefit of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Operating Income. The operating income for 2004 was $11.6 million, representing an improvement of $54.4 million from the prior year period. The improvement in the operating income resulted primarily the absence of the $46.8 million charge for asset writedown and goodwill impairment incurred in 2003, a $4.1 million decrease in depreciation during 2004 versus 2003 and lower employee costs, reduced selling, general and administrative expenses. Operating income in 2004 includes a restructuring charge of $0.8 million, offset by a reversal of $0.1 million for the 2003 restructuring, in keeping with our strategy to streamline our cost structure. Also included in the 2004 operating income is an unusual income benefit of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

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

Other (Expense) Income. Other income of approximately $0.8 million for 2004 consists principally of a $1.4 million gain for foreign exchange gains and losses, and a $0.5 million loss on the disposal of property held for sale. Other income in 2003 of $5.3 million for the prior year predecessor and reorganized periods consists principally of a $4.8 million gain for foreign currency gains and losses and a $0.5 million gain associated with the disposal of property held for sale in 2003.

Gain on Curtailment. We terminated postretirement health care medical benefits as of December 31, 2004 for all active employees and retirees in the United States who were not covered by a collective bargaining agreement. We recognized a $34.1 million gain on the curtailment of these postretirement health care benefits.

Loss on Early Retirement of Debt. The loss on debt extinguishment for 2004 of $13.1 million consists of the losses from the early retirement of $55.5 million of the 8% Notes and of the early termination of the GECC capital lease. The 8% Notes were purchased at a discount to the principal amount; however, the purchase price exceeded the carrying value of the 8% Notes as established in fresh-start accounting. The gain on debt extinguishment for the period from January 1 through April 2, 2003 of $153.9 million consisted of the elimination of the old senior debt of $163.1 million, a gain on the elimination of the accrued interest on the debt of $25.1 million, a loss on the establishment at fair market value of the 8% Notes of $33.2 million and a loss on the fair market value of the new equity at $1.0 million.

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

Effect of Changes in Exchange Rates

In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies, with the exception of the Brazilian export market and the U.S. export markets, which are priced in U.S. dollars. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Exchange rate fluctuations decreased comprehensive income by $4.9 million in 2005 and increased comprehensive income by $3.0 million in 2004.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $18.4 million during 2005. Cash flows used in operating activities were $1.2 million, used in investing activities were $15.8 million, and used in financing activities were $0.5 million. Cash flows used in operating activities were principally attributable to net loss, increase in working capital, decrease in deferred taxes and postretirement curtailment gain offset by depreciation and amortization, non-cash interest and foreign translation losses. Cash flows used in investing activities were principally attributable to capital expenditures offset by proceeds from the disposition of assets and the release of restricted cash. Cash flows used in financing activities principally consisted of the repayment of debt and incurrence of financing fees.

As of December 31, 2005, the Company had positive working capital of approximately $45.3 million including restricted cash of $3.3 million, with additional amounts available under its revolving credit facility. Management believes that the existing resources available to it will be adequate to satisfy current and planned operations for at least the next twelve months.

On June 29, 2004, the Company issued $90.0 million of 11.5% Senior Secured Notes that bear interest at a rate of 11.5% per annum, payable semi-annually in cash on June 15 and December 15. Also on June 29, 2004, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) and related documentation with respect to a revolving credit facility that provides for loans of up to $20.0 million (“Revolving Credit Facility”).

The 11.5% Senior Secured Notes are guaranteed on a senior secured basis by all of our future domestic restricted subsidiaries that are not immaterial subsidiaries (as defined). The 11.5% Senior Secured Notes and the related guarantees (if any) are secured by substantially all of the tangible and intangible assets of the Company and guarantor subsidiaries (if any); and includes the pledge of the capital stock directly owned by the Company or the guarantors; provided that no such pledge will include more than 65% of any foreign subsidiary directly owned by the Company or the guarantor. The Indenture and the security documents related thereto provide that, to the extent that any rule is adopted, amended or interpreted that would require the filing with the SEC (or any other governmental agency) of separate financial statements for any of our subsidiaries due to the fact that such subsidiary’s capital stock secures the 11.5% Senior Secured Notes, then such capital stock will automatically be deemed not to be part of the collateral securing the 11.5% Senior Secured Notes to the extent necessary to not be subject to such requirement. In such event, the security documents may be amended, without the consent of any holder of 11.5% Senior Secured Notes, to the extent necessary to release the liens on such capital stock.

With limited exceptions, the 11.5% Senior Secured Notes require that the Company maintain a minimum annual level of EBITDA (as defined) calculated at the end of each fiscal quarter as follows:

Fiscal quarter ending	Amount

September 30, 2004 through September 30, 2006	$16.0 million
December 31, 2006 through September 30, 2008	$18.0 million
December 31, 2008 and thereafter	$20.0 million

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15.0 million. The minimum annual level of EBITDA covenant is not in effect as of December 31, 2005 as the Company’s unrestricted cash and the amount of available credit under the Revolving Credit Facility exceed $15.0 million.

The 11.5% Senior Secured Notes limit the ability of the Company to (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments, (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and (x) change the nature of our business. At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of December 31, 2005 is approximately 120%.

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

The Revolving Credit Facility contains various covenants which will restrict the Company’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving

Credit Facility exceeds 30% of the facility amount. The Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20.0 million facility amount, is 2% through June 29, 2006, and 1% through June 29, 2007.

Borrowings under the loan and security agreement governing this Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Revolving Credit Facility, we will be able to choose between two per annum interest rate options: (i) the lender’s prime rate and (ii) LIBOR plus a margin currently of 2.25% (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that the minimum interest rate shall be at least equal to 3.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable LIBOR rate margin less 50 basis points. The Revolving Credit Facility also provides for an unused line fee of 0.375% per annum.

Indebtedness under the Revolving Credit Facility is secured by liens on substantially all of the Company’s and the Company’s domestic subsidiaries’ assets, with liens (i) on inventory, accounts receivable, lockboxes, deposit accounts into which payments are deposited and proceeds thereof, which will be contractually senior to the liens securing the 11.5% Senior Secured Notes and the related guarantees pursuant to an intercreditor agreement, (ii) on real property, fixtures and improvements thereon, equipment and proceeds thereof, which will be contractually subordinate to the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement, (iii) on all other assets, which will be contractually pari passu with the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement.

On March 28, 2006, the Company entered into the First Amendment to Loan and Security Agreement (“First Amendment”) with respect to the Revolving Credit Facility. Pursuant to the First Amendment, the Loan and Security Agreement was amended in certain respects in order to facilitate the continued relocation of certain of the Company’s finishing operations from its facility in Kentland, Indiana to a new facility in Monterrey, Mexico operated by Viskase del Norte, S.A. de C.V. (“Mexico Project”). Pursuant to the First Amendment, the lender also waived certain technical events of default and provided certain consents, each relating to the Mexico Project. The Company has not incurred any borrowings under the Revolving Credit Facility.

The 8% Notes bear interest at a rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect to year four and quarterly with respect to year five), with interest payable in the form of 8% Notes (paid-in-kind) for the first three years. Interest for years four and five will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of 8% Notes (paid-in-kind). Thereafter, interest will be payable in cash. For the year ended December 31, 2005, interest on the 8% Notes will be paid entirely in the form of 8% Notes (paid-in-kind). We expect to pay all or a majority of interest payable in 2006 in the form of an 8% Notes (paid-in-kind).

The 8% Notes mature on December 1, 2008.

The 8% Notes were valued at market in fresh-start accounting. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%.

On June 29, 2004, the Company repurchased $55.5 million aggregate principal amount of its 8% Notes, and the holders (i) released the liens on the collateral that secured the 8% Notes, (ii) contractually subordinated the Company’s obligations under the 8% Notes to obligations under certain indebtedness, including the new 11.5% Senior Secured Notes and the Revolving Credit Facility; and (iii) eliminated substantially all of the restrictive covenants contained in the indenture governing the 8% Notes. The carrying value of the remaining 8% Notes outstanding at December 31, 2005 is $14.0 million.

The following table summarizes the carrying value (in thousands) of the 8% Notes at December 31 assuming interest through 2006 is paid in the form of 8% Notes (paid-in-kind):

	2005	2006	2007
8% Notes
Principal	$17,261	$18,684	$18,684
Discount	(3,305)	(2,283)	(1,148)
Carrying value	$13,956	$16,401	$17,536

Letters of credit in the amount of $2.4 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at December 31, 2005.

We finance our working capital needs through a combination of internally generated cash from operations, cash on hand and our revolving credit facility.

Our board of directors has approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $10.0 million, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $10.0 million in connection with the restructuring. As of December 31, 2005, we have made capital expenditures of approximately $5 million. We began to incur these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the end of 2006. We believe that the restructuring will yield annual operating cost reductions of between $7.0 million and $8.0 million when the Mexico relocation is complete.

Capital expenditures for 2005 and for 2004 totaled $16.6 million and $9.8 million, respectively. The 2005 capital expenditures are principally related to (i) the installation of environmental equipment to conform to MACT standards for casing manufacturers and (ii) capital expenditures for the relocation of finishing operations to Mexico.

In 2005, we spent approximately $2.3 million on research and development programs, including product and process development, and on new technology development. The 2006 research and development and product introduction expenses are expected to be approximately $2.8 million. Among the projects included in the current research and development efforts are specialty plastic films, Smoke Master™ small diameter and fibrous casings, VISMOKE™ casings, VISCOAT™ casings and the application of certain patents and technology for license by Viskase.

Pension and Postretirement Benefits

Our long-term pension and postretirement benefit liabilities totaled $61.4 million at December 31, 2005.

Expected annual cash contributions for pension and postretirement benefit liabilities are expected to be (in millions):

	2006	2007	2008	2009	2010
Pension	$13.2	$8.5	$7.6	$7.6	$7.6
Postretirement benefits	0.9	0.8	0.7	0.7	0.7
Total	$14.1	$9.3	$8.3	$8.3	$8.3

Other

As of December 31, 2005, aggregate maturities of debt for each of the next five years are (in thousands) (1):

	2006	2007	2008	2009	2010	Thereafter

11.5% Senior Secured Notes						$90,000
8% Notes			$18,684
Other	$182					949
	$182		$18,684			$90,949

(1)	Aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value of the debt.

Critical Accounting Policies

The preparation of financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company’s financial statements, including, among other things, pensions and other postretirement benefits and related disclosures, inventories valued under the last-in, first-out method, reserves for excess and obsolete inventory, allowance for doubtful accounts, restructuring charges and income taxes. Management bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a significant effect on the Company’s consolidated financial statements.

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

Pension Plans and Other Postretirement Benefit Plans

Our North American operations have defined benefit retirement plans that cover substantially all salaried and full-time hourly employees who were hired prior to April 1, 2003 and a fixed defined contribution plan and a discretionary profit sharing plan that covers substantially all salaried and full-time hourly employees who were hired on or after April 1, 2003. Our operations in Germany have a defined benefit retirement plan that covers substantially all salaried and full-time hourly employees. Pension cost is computed using the projected unit credit method. The discount rate used approximates the average yield for high quality corporate bonds as of the valuation date. Our funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations.

United States employees hired after March 31, 2003 who are not covered by a collective bargaining agreement and United States employees hired after September 30, 2004 who are covered by a collective bargaining agreement are eligible for a defined contribution benefit equal to three percent of base earnings (as defined by the plan), in lieu of the defined benefit retirement plans.

The Company recognized a one-time $.974 million curtailment gain recorded in the consolidated statements of operations and reduction in the unfunded pension liability included in “Accrued employee benefits” on the consolidated balance sheets related to the announced closing of its Kentland, Indiana finishing operations. This curtailment gain was recognized as of December 31, 2005.

The United States and Canadian operations of the Company historically provided postretirement health care and life insurance benefits. The Company accrues for the accumulated postretirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions. The Company terminated postretirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who are not covered by a collective bargaining agreement. The termination of the United States postretirement medical benefits resulted in a $34.055 million curtailment gain and reduction in the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheets in 2004.

On September 30, 2005, employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminated postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $0.668 million curtailment gain and reduction in the unfunded postretirement medical liability included in “Accrued employee benefits” on the consolidated balance sheets in 2005. In addition, the Company will amortize the remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. Approximately $1.744 million was recorded as a reduction to cost of sales during the fourth quarter of 2005 and $7.929 million will be recognized during 2006.

The weighted average plan asset allocation at December 31, 2005 and 2004, and target allocation (not weighted) for 2006, are as follows:

	Percentage of Plan Assets		2006 Target
Asset Category	2005	2004	Allocation
Equity Securities	77.2%	62.5%	60.0%
Debt Securities	21.2%	35.2%	40.0%
Other	1.6%	2.3%	0.0%
Total	100.0%	100.0%	100.0%

As of January 1, 2006, we have assumed that the expected long-term rate of return on plan assets will be 8.5%. This is unchanged from the level assumed for 2005 and represents a decrease from the 8.75% level assumed for 2004. To develop the expected long-term rate of return on assets and assumptions, we considered historical returns and future expectations.

Fresh-Start Accounting

The accompanying consolidated financial statements reflect the use of fresh-start accounting as required by SOP 90-7. Under fresh-start accounting, our assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined based upon the estimated fair value of the enterprise before considering values allocated to debt. The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets of the Reorganized Company totaled $44.4 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” this amount is reported as “Goodwill” in the consolidated financial statements. Fresh-start accounting results in the creation of a new reporting entity with no accumulated deficit as of April 3, 2003. Our reorganization value was based on the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to us, and other applicable ratios and valuation techniques believed by us to be representative of our business and industry.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. Due to the prepackaged nature of our bankruptcy plan, goodwill was tested for impairment by comparing the fair value with its recorded amount. As a result of adopting SFAS No. 142, we used a discounted cash flow methodology for determining fair value. This methodology identified an impairment of goodwill and intangible assets in the amount of $49.4 million, which was written off in the fourth quarter of 2003. As part of fresh-start accounting, the Company recognized intangible assets that are being amortized. Non-compete agreements in the amount of $1.2 million were amortized over the two year period ended March 31, 2005. The intangible backlog in the amount of $2.4 million was written-off in its entirety during 2003.

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

In the ordinary course of business, we lease certain equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of December 31, 2005 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

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

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relations with unconsolidated entities or other persons.

Contingencies

In 1993, the Illinois Department of Revenue (“IDR”) filed a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR’s denial of the Company’s allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries.  The IDR asserted it was owed, as of the petition date, $0.998 million in taxes, $0.356 million in interest and $.270 million penalties.  The Company objected to the claim on various grounds.  In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the District Court affirmed the Bankruptcy Court’s order denying the IDR claim.   IDR appealed the District Court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the District Court and remanded the case for further proceedings on the Company’s other objections to the claim. On November 16, 2005, the Bankruptcy Court issued an opinion in which it denied the IDR’s claim to the extent it seeks principal tax liability and found that no principal tax liability remains due.   However, because of certain timing issues with respect to the carryback of subsequent net operating loss used to eliminate the principal tax liabilities in 1988 and 1989, the issue of the amount of interest and  penalties (for approximately 14 years), if any, has not been determined by the Bankruptcy Court.  The IDR has asserted that as of February 2006, approximately $0.432 million was owed in interest.  The Company disputes this amount and intends to vigorously defend its position on interest due. The IDR may appeal the Bankruptcy Court order and has asserted that if it were successful on appeal, that the Company would have liability to the IDR as of the beginning of 2005 in the amount of approximately $2.9 million.

During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16.6 million for taxes and R$16.3 million for penalties and interest, or about $7.6 million and $7.5 million, respectively at exchange rates in effect on March 23, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$0.2 million for taxes and R$1.7 million for penalties and interest, or about $0.1 million and $0.8 million, respectively, at exchange rates in effect on March 23, 2006. The attorneys representing Viskase Brazil on these tax disputes have advised the Company that the likelihood of liability with respect to the tax assessments is remote. In view of the magnitude of the assessments, Viskase Brazil sought the advice of another law firm with respect to one of the Import Assessments and with respect to the Documentation Assessment. The second law firm expressed its belief (i) that the likelihood of liability on the Import Assessment it reviewed either was possible tending to probable or was possible, depending on the theory of liability pursued by the tax authorities, and (ii) that the likelihood of liability on the Documentation Assessment was probable. Viskase believes that the two Import Assessments raise essentially the same issues and therefore did not seek advice from the second law firm with respect to the other Import Assessment. The Company has provided a reserve in the amount of $2.0 million as of December 31, 2005. Viskase Brazil strongly denies the allegations set forth in the tax assessments and intends to vigorously defend itself.

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology (“MACT”) air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules was required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $10.2 million in capital expenditures for MACT, and expects to spend an additional $0.2 million, over the next 6 months, to become compliant with MACT rules at our two U.S. extrusion facilities.

In addition, the Company is involved in various other legal proceedings arising out of our business and other environmental matters, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

Contractual Obligations Related to Debt, Leases and Related Risk Disclosure (in millions):

		Payment Due by Pay Period
Contractual Obligations	Total	Less than 1 year	Years 2 & 3	Years 4 & 5	More than 5 years
Long-term debt	$109.8	$0.2	$18.7		$90.9
Cash interest obligations	59.6	10.4	23.7	20.8	4.7
Pension	48.5	13.2	16.0	15.1	4.2
Post-retirement benefits	13.2	1.0	1.1	1.0	10.1
Operating leases	11.8	1.4	3.8	3.7	2.9
Capital expenditures	4.0	4.0
Total	$246.9	$30.2	$63.3	$40.6	$112.8

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of a fair value method of accounting for stock compensation. SFAS 123R is applicable for annual, rather than interim, periods beginning after June 15, 2005, and as such the Company must adopt SFAS 123R in January 2006. The Company expects the effect of adopting this standard using the modified prospective methodology will be to expense $0.268 million and $0.245 million in 2006 and 2007, respectively.

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

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and did not have a significant impact on the Company's financial statements.

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

Forward-looking Statements

This report includes “forward-looking statements.” Forward-looking statements are those that do not relate solely to historical fact. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and implicate known and unknown risks, uncertainties and other factors that may cause the actual results, performances or levels of activity of our business or our industry to be materially different from that expressed or implied by any such forward-looking statements and are not guarantees of future performance. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. In some cases, you can identify forward-looking statements by use of words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” “would,” “could,” “predict,” “propose,” “potential,” “may” or words or phrases of similar meaning. Statements concerning our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, plans, references to future success and other similar matters are forward-looking statements. Forward-looking statements may relate to, among other things:

•	our ability to meet liquidity requirements and to fund necessary capital expenditures;

•	the strength of demand for our products, prices for our products and changes in overall demand;

•	assessment of market and industry conditions and changes in the relative market shares of industry participants;

•	consumption patterns and consumer preferences;

•	the effects of competition;

•
our ability to realize operating improvements and anticipated cost savings, including with respect to the planned termination of certain postretirement medical and pension benefits and our finishing operations restructuring;

•
pending or future legal proceedings and regulatory matters, including but not limited to proceedings, claims or problems related to environmental issues, or the impact of any adverse outcome of any currently pending or future litigation on the adequacy of our reserves or tax liabilities;

•	general economic conditions and their effect on our business;

•	changes in the cost or availability of raw materials and changes in other costs;

•	pricing pressures for our products;

•	the cost of and compliance with environmental laws and other governmental regulations;

•	our results of operations for future periods;

•	our anticipated capital expenditures;

•	the timing and cost of our finishing operations restructuring;

•	our ability to pay, and our intentions with respect to the payment of, dividends on shares of our capital stock;

•	our ability to protect our intellectual property; and

•	our strategy for the future, including opportunities that may be presented to and pursued by us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks related to foreign currency exchange rates. In order to manage the risk associated with this exposure to such fluctuations, the Company occasionally uses derivative financial instruments. The Company does not enter into derivatives for trading purposes.

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at December 31, 2005, a 10% devaluation of the U.S. dollar would affect the Company’s consolidated financial position by approximately $0.155 million for 2005 and $.047 million for 2004. Exchange rate fluctuations decreased comprehensive income by $4.9 million for 2005 and $0.3 million for 2004.

The Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of December 31, 2005 there were no open gas contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Viskase Companies, Inc.

We have audited the accompanying consolidated balance sheets of Viskase Companies, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2005 and December 31, 2004, and the related consolidated statements of income, stockholders’ deficit and cash flows for the years ended December 31, 2005, December 31, 2004, the period April 3, 2003 through December 31, 2003, and the period from January 1, 2003 through April 2, 2003. In connection with our audits, we have also audited the schedule of valuation and qualifying accounts (the "Schedule"). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the 2005 and 2004 consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Viskase Companies, Inc. and Subsidiaries as of December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, December 31, 2004 , the period April 3, 2003 through December 31, 2003, and the period from January 1, 2003 through April 2, 2003, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Chicago, Illinois
April 13, 2006

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Number of Shares and Per Share Amounts)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,904	$30,255
Restricted cash	3,251	3,461
Receivables, net	29,664	30,509
Inventories	36,419	32,268
Other current assets	15,563	10,469
Total current assets	96,801	106,962

Property, plant and equipment	116,509	112,158
Less accumulated depreciation	22,988	19,312
Property, plant and equipment, net	93,521	92,846

Deferred financing costs, net	3,667	4,060
Other assets	3,851	9,564
Total Assets	$197,840	$213,432

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt including current portion of long-term debt and capital leases	$182	$384
Accounts payable	17,958	17,878
Accrued liabilities	32,031	25,820
Current deferred income taxes	710	1,481
Total current liabilities	50,881	45,563

Long-term debt, net of current maturities	103,299	100,962

Accrued employee benefits	61,429	66,715
Deferred and noncurrent income taxes	8,357	12,205
Deferred revenue	553

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.01 par value; none outstanding
Common stock, $.01 par value; 10,651,123 shares issued and 9,715,954 shares outstanding at December 31, 2005; and 10,670,053 shares issued and 9,632,022 shares outstanding at December 31, 2004	106	106
Paid in capital	1,895	1,895
Accumulated (deficit)	(23,467)	(21,310)
Less 805,270 treasury shares, at cost	(298)	(298)
Accumulated other comprehensive income	(4,907)	7,608
Unearned restricted stock issued for future service	(8)	(14)
Total stockholders' (deficit)	(26,679)	(12,013)
Total Liabilities and Stockholders' Deficit	$197,840	$213,432

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except for Number of Shares and Per Share Amounts)

	Reorganized Company			Predecessor Company
	Year Ended December	Year Ended December	April 3 through December	January 1 through April
	31, 2005	31, 2004	31, 2003	2, 2003

NET SALES	$203,769	$207,106	$152,408	$45,402

COSTS AND EXPENSES
Cost of sales	164,095	164,490	119,989	38,031
Selling, general and administrative	28,992	29,312	24,664	8,890
Amortization of intangibles	620	1,078	809	500
Restructuring expense	2,024	668	954
Asset write-down and charge for goodwill impairment			46,805

OPERATING INCOME (LOSS)	8,038	11,558	(40,813)	(2,019)

Interest income	(715)	(579)	(517)	(323)
Interest expense	12,916	13,192	10,362	1,204
Other expense (income), net	95	(759)	(3,844)	(1,505)
Postretirement benefits curtailment gain	(1,642)	(34,055)
Loss (gain) on early extinguishment of debt, net of income tax provision of $0 in 2004 and 2003		13,083		(153,946)

(LOSS) INCOME BEFORE REORGANIZATION EXPENSE AND INCOME TAXES	(2,616)	20,676	(46,814)	152,551

Reorganization expense			403	399

(LOSS) INCOME BEFORE INCOME TAXES	(2,616)	20,676	(47,217)	152,152

Income tax (benefit) provision	(459)	(4,641)	(590)	279

NET (LOSS) INCOME	(2,157)	25,317	(46,627)	151,873

Other comprehensive (loss) income:
Minimum pension liability	(7,595)
Foreign currency translation adjustments	(4,920)	3,061	4,547	(845)

COMPREHENSIVE INCOME (LOSS)	$(14,672)	$28,378	$(42,080)	$151,028

WEIGHTED AVERAGE COMMON SHARES
- BASIC	9,698,196	10,013,828	10,381,298	15,314,553

PER SHARE AMOUNTS:
(LOSS) EARNINGS PER SHARE
- BASIC	$(0.22)	$2.53	$(4.49)	$9.92

WEIGHTED AVERAGE COMMON SHARES
- DILUTED	9,698,196	10,868,152	10,381,298	15,314,553

PER SHARE AMOUNTS:
(LOSS) EARNINGS PER SHARE
- DILUTED	$(0.22)	$2.33	$(4.49)	$9.92

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In Thousands)

					Accumulated other comprehensive (loss) income
	Common stock	Paid in capital	Treasury stock	Accumulated deficit	Foreign currency translation adjustments	Minimum pension liability adjustments	Restricted stock issued for future service	Total stockholders’ equity (deficit)
Predecessor Company
Balance December 31, 2002	$153	$138,007		$(291,904)	$5,422	$(26,745)	$(79)	$(175,146)

Net income				151,873				151,873
Issuance of Common Stock		(3)					26	23
Other comprehensive (loss)					(845)			(845)

Balance April 2, 2003	153	138,004		(140,031)	4,577	(26,745)	(53)	(24,095)

Reorganization adjustments	(153)	(138,004)		140,031	(4,577)	26,745	53	24,095

Reorganized Company
Distribution of equity in accordance with plan	106	894					(31)	969

Balance April 3, 2003	106	894					(31)	969

Net (loss)				(46,627)				(46,627)
Issuance of Common Stock							11	11
Other comprehensive income					4,547			4,547

Balance December 31, 2003	106	894		(46,627)	4,547		(20)	(41,100)

Net income				25,317				25,317
Issuance of Common Stock							6	6
Issuance of Warrants		1,001						1,001
Purchase of Treasury Stock			$(298)					(298)
Other comprehensive income					3,061			3,061

Balance December 31, 2004	106	1,895	(298)	(21,310)	7,608		(14)	(12,013)

Net income				(2,157)				(2,157)
Issuance of Common Stock							6	6
Other comprehensive income					(4,920)	(7,595)		(12,515)

Balance December 31, 2005	$106	$1,895	$(298)	$(23,467)	$2,688	$(7,595)	$(8)	$(26,679)

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Reorganized Company			Predecessor Company
	Year Ended December	Year Ended December	April 3 through December	January 1 through April
	31, 2005	31, 2004	31, 2003	2, 2003
Cash flows from operating activities:
Net (loss) income	$(2,157)	$25,317	$(46,627)	$151,873

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization under capital lease	10,681	9,832	9,258	4,838
Amortization of intangibles	620	1,078	809	500
Amortization of deferred financing fees	706	381	68	3
Payment of interest on 8% notes		(2,196)
Reorganization item			403	399
Decrease in deferred income taxes	(3,377)	(5,203)	(1,052)	(339)
Postretirement plan curtailment gain and amortization	(3,386)	(34,055)
Foreign currency translation loss (gain)	1,025	(679)	(1,251)	311
Loss (gain) in disposition of assets	320	464	(195)	(330)
Bad debt provision	(147)	146	448	113
Net property, plant and equipment write-off
Goodwill and intangibles write-off			46,805
Non-cash interest on 8% notes and 11.5% notes	2,342	5,855
Loss (gain) on debt extinguishment		13,083		(153,946)

Changes in operating assets and liabilities:
Receivables	(3,871)		(179)	(1,358)
Inventories	(4,537)	(230)	2,638	(1,407)
Other current assets	(6,528)	595	1,563	(2,143)
Accounts payable	1,330	(1,774)	(119)	(1,429)
Accrued liabilities	6,679	(34)
Other	(873)	7,797	4,076	(404)
Total adjustments	984	(4,940)	63,272	(155,192)

Net cash provided by (used in) operating activities before reorganization expense	(1,173)	20,377	16,645	(3,319)

Net cash used for reorganization			(403)	(386)

Cash flows from investing activities:
Capital expenditures	(16,550)	(9,789)	(3,764)	(527)
Reacquisition of leased assets	(624)	(9,511)
Treasury stock purchase		(298)
Proceeds from disposition of assets	1,135	1,349	2,373	1,302
Restricted cash	210	22,784	2,106	(4)
Net cash (used in) provided by investing activities	(15,829)	4,535	715	771

Cash flows from financing activities:
Deferred financing costs	(313)	(4,477)	(253)
Proceeds from issuance of long-term debt	13	89,348
Proceeds from issuance of warrants		1,001
Repayment of long-term borrowings and capital obligation	(160)	(104,273)	(4,265)	(15,242)
Net cash (used in) financing activities	(460)	(18,401)	(4,518)	(15,242)

Effect of currency exchange rate changes on cash	(889)	584	843	354
Net (decrease) increase in cash and equivalents	(18,351)	7,095	13,282	(17,822)
Cash and equivalents at beginning of period	30,255	23,160	9,878	27,700
Cash and equivalents at end of period	$11,904	$30,255	$23,160	$9,878

Supplemental cash flow information:
Interest paid less capitalized interest	$9,856	$8,449	$1,107	$3,311
Income taxes paid	$921	$771	$2,212	$843

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

1.	Summary of Significant Accounting Policies

General

Viskase Companies, Inc. (formerly Envirodyne Industries, Inc.) is a Delaware corporation organized in 1970. As used herein, the "Company" means Viskase Companies, Inc. and its subsidiaries.

Nature of Operations

The Company is a producer of non-edible cellulosic and plastic casings and specialty plastic bags used to prepare and package processed meat products, and provides value-added support services relating to these products, for some of the largest global consumer products companies. The Company operates eight manufacturing facilities and eight distribution centers in North America, Europe and South America and, as a result, is able to sell its products in most countries throughout the world.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Reclassifications have been made to the prior years’ financial statements to conform to the 2005 presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company’s financial statements, including, among other things, pensions and other postretirement benefits and related disclosures, inventories valued under the last-in, first-out method, reserves for excess and obsolete inventory, allowance for doubtful accounts, restructuring charges and income taxes. Management bases its estimates on historical experience and other assumptions that they believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a significant effect on the Company’s consolidated financial statements.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $10,711 and $28,272 of short-term investments at December 31, 2005 and 2004, respectively. Restricted cash is principally cash held as collateral for outstanding letters of credit with a commercial bank.

Inventories

Domestic inventories are valued primarily at the lower of last-in, first-out (“LIFO”) cost or market. Remaining inventories, primarily foreign, are valued at the lower of first-in, first-out (“FIFO”) cost or market.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

In the ordinary course of business, we lease certain equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of December 31, 2005 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

Patents

Patents are amortized on the straight-line method over an estimated average useful life of 10 years.

Goodwill and Intangible Assets

Goodwill and intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. Due to the prepackaged nature of the Bankruptcy Plan, goodwill was tested for impairment by comparing the fair value with its recorded amount. As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company used a discounted cash flow methodology for determining fair value. This methodology identified an impairment and goodwill in the amount of $44,430, which was written off in the fourth quarter of 2003. As part of fresh-start accounting, the Company recognized intangible assets that are being amortized. Non-compete agreements in the amount of $1,236 were amortized over two years. The intangible backlog in the amount of $2,375 was amortized in its entirety during 2003.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Accounts Payable

The Company’s cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $1,427 and $1,092 at December 31, 2005 and 2004, respectively, are not deducted from cash but are reflected in Accounts Payable on the consolidated balance sheets.

Deferred Revenue

License fees paid in advance are deferred and recognized on a straight line basis over the life of the applicable patent. As of December 31, 2005, the remaining balance of unearned revenue was $868 including $315 of short-term license fees included in other current liabilities.

Pensions and Other Postretirement Benefits

The North American operations have defined benefit retirement plans that cover substantially all salaried and full-time hourly employees who were hired prior to April 1, 2003 and a fixed defined contribution plan and a discretionary profit sharing plan that cover substantially all salaried and full-time hourly employees who were hired on or after April 1, 2003. The operations in Germany have a defined benefit retirement plan that covers substantially all salaried and full-time hourly employees. Pension cost is computed using the projected unit credit method. The discount rate used approximates the average yield for high quality corporate bonds as of the valuation date. Our funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations.

United States employees hired after March 31, 2003 who are not covered by a collective bargaining agreement and United States employees hired after September 30, 2004 who are covered by a collective bargaining agreement are eligible for a defined contribution benefit equal to three percent of base earnings (as defined by the plan), in lieu of the defined benefit retirement plans.

The Company recognized a one-time $974 curtailment gain recorded in the consolidated statements of operations and reduction in the unfunded pension liability included in “Accrued employee benefits” on the consolidated balance sheet related to the announced closing of the its Kentland, Indiana finishing operations. This curtailment gain was recognized as of December 31, 2005.

The United States and Canadian operations of the Company historically provided postretirement health care and life insurance benefits. The Company accrues for the accumulated postretirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions. The Company terminated postretirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who are not covered by a collective bargaining agreement. The termination of the United States postretirement medical benefits resulted in a $34,055 curtailment gain and reduction in the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheets in 2004.

On September 30, 2005 employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminated postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $668 curtailment gain and reduction in the unfunded postretirement medical liability included in “Accrued employee benefits” on the consolidated balance sheets in 2005. In addition, the Company will amortize the remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. Approximately $1,744 was recorded as a reduction to cost of sales during the fourth quarter of 2005 and $7,929 will be recognized during 2006.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

Other Comprehensive Income

Comprehensive income includes all other non-shareholder changes in equity. Changes in other comprehensive income in 2005 and 2004 resulted from changes in foreign currency translation adjustments and minimum pension liability.

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

Accounting for Stock-Based Compensation

The Company uses a fair value method to account for options granted to employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. The pro forma effect of accounting for stock options under a fair value method is as follows:

(Dollars in Thousands, Except Per Share Amounts)	Year Ended December	Year Ended December
	31, 2005	31, 2004

Net (loss) income, as reported	$(2,157)	$25,317
Deduct: Total stock-based compensation expense under a fair value based method, net of related tax effects	(268)	(22)
Net (loss) income, pro forma	$(2,425)	$25,295

Basic (loss) earnings per share, as reported	$(0.22)	$2.53
Diluted (loss) earnings per share, as reported	$(0.22)	$2.33
Basic (loss) earnings per share, pro forma	$(0.25)	$2.53
Diluted (loss) earnings per share, pro forma	$(0.25)	$2.33

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of a fair value method of accounting for stock compensation. SFAS 123R is applicable for annual, rather than interim, periods beginning after June 15, 2005, and as such the Company must adopt SFAS 123R in January 2006. The Company expects the effect of adopting this standard using the modified prospective methodology will be to expense $268 and $245 in 2006 and 2007, respectively.

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

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and did have a significant impact on the Company's financial statements.

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

Viskase Companies, Inc., a stand-alone-entity ("VCI"), filed a prepackaged Chapter 11 bankruptcy plan in the United States Bankruptcy Court for the Northern District of Illinois (“Bankruptcy Court”) on November 13, 2002. The Chapter 11 filing was for VCI only and did not include any domestic or foreign subsidiaries.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

As a result of VCI's emergence from Chapter 11 bankruptcy on April 3, 2003 and the application of fresh-start accounting (see Note 3 Fresh-Start Accounting), consolidated financial statements for the Company for the periods subsequent to the effective date of VCI's plan of reorganization in the bankruptcy proceedings are referred to as the “Reorganized Company” and are not comparable to those for the periods prior to this date, which are referred to as the “Predecessor Company.” The March 31, 2003 unaudited consolidated financial statements were used for the predecessor period ended April 2, 2003; subsequent to March 31, 2003 through the period ending April 2, 2003, net income reflects a $153,946 gain representing the gain on debt extinguishment (refer to Note 3). A black line has been drawn in the audited consolidated financial statements to distinguish, for accounting purposes, the periods associated with the Reorganized Company and the Predecessor Company. Aside from the effects of fresh-start accounting and new accounting pronouncements adopted as of the effective date of the plan of reorganization, the Reorganized Company follows the same accounting policies as the Predecessor Company.

3.	Fresh-Start Accounting

As previously discussed, the accompanying consolidated financial statements reflect the use of fresh-start accounting as required by SOP 90-7, because the reorganized value of the Company's assets immediately before emergence from bankruptcy was less than all post-petition liabilities, and the Predecessor Company's stockholders received less than 50% of the Reorganized Company's voting shares upon emergence from bankruptcy. The reorganization value of the Company was based upon the compilation of many factors and various valuation methods, including: (i) discounted cash flow analysis using five-year projected financial information applying discount rates between 16% and 18% and terminal cash flow multiples of 5.0X to 6.0X based upon review of selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company; and (ii) other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry. Under fresh-start accounting, the Company’s assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt. The portion of the reorganization value, which could not be attributed to specific tangible or identified intangible assets of the Reorganized Company, totaled $44,430. In accordance with SFAS No. 142, this amount is reported as “Goodwill” in the consolidated financial statements. Fresh-start accounting results in the creation of a new reporting entity with no accumulated deficit as of April 3, 2003.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

4.	Cash and Cash Equivalents

	December 31, 2005	December 31, 2004

Cash and cash equivalents	$11,904	$30,255
Restricted cash	3,251	3,461
	$15,155	$33,716

As of December 31, 2005 and 2004, cash equivalents and restricted cash of $10,711 and $28,272 are invested in short-term investments, respectively.

5.	Receivables

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $1,359 and $791 at December 31, 2005 and 2004, respectively.

The Company has a broad base of customers, with no single customer accounting for more than 7% of sales or 4% of receivables.

6.	Inventories

Inventories consisted of:

	December 31, 2005	December 31, 2004

Raw materials	$5,880	$4,816
Work in process	16,772	13,558
Finished products	13,767	13,894
	$36,419	$32,268

Approximately 52% and 48% of the Company’s inventories at December 31, 2005 and 2004, respectively, were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of FIFO cost or market. At December 31, 2005 and 2004, the LIFO values exceeded current manufacturing cost by approximately $521 and $151, respectively. The Company wrote down $78 and $95 of LIFO inventories to the lower of cost or market value in 2005 and 2004 respectively. The charges were included in cost of sales.

Inventories were net of reserves for obsolete and slow-moving inventory of $2,962 and $2,546 at December 31, 2005 and 2004, respectively.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

7.	Property, Plant and Equipment

	December 31, 2005	December 31, 2004

Property, plant and equipment
Land and improvements	$3,661	$4,613
Buildings and improvements	22,457	21,464
Machinery and equipment	77,528	74,537
Construction in progress	12,863	11,544
	$116,509	$112,158

Capitalized interest for 2005, 2004, and the reorganized and predecessor periods in 2003 totaled $1,130, $389, and $98 and $43 respectively. Maintenance and repairs charged to costs and expenses for 2005, 2004, and 2003 aggregated $14,564, $15,310 and $14,548, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of land improvements range from 15 to 30 years; building and improvements range from 10 to 32 years; and machinery and equipment, including capital leases, range from 2 to 15 years.

Land and buildings include property held for sale; these properties had net book values of $838 at December 31, 2004. Property held for sale with a net book value of $812 and $1,813 was disposed of during 2005 and 2004, respectively.

8.	Other Assets

	December 31, 2005	December 31, 2004

Patents	$4,598	$4,598
Less: Accumulated amortization	1,265	805
Patents, net	3,333	3,793

Other intangibles	1,236	1,236
Less: Accumulated amortization	1,236	1,082
Other intangibles, net	0	154

Income tax refund receivable	0	5,270
Miscellaneous	518	347

	$3,851	$9,564

Patents are amortized on the straight-line method over an estimated average useful life of 10 years. Other intangibles, established in fresh-start, represent the fair market value of non-compete agreements and were amortized over two years. Amortization of intangibles for each of the next five years is $460.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

9.	Accrued Liabilities

	December 31, 2005	December 31, 2004

Compensation and employee benefits	$24,038	$15,948
Taxes	1,820	1,758
Accrued volume and sales discounts	1,210	1,452
Restructuring (see note 13)	1,626	192
Other	3,337	6,470
	$32,031	$25,820

10.	Debt Obligations (Dollars in Thousands, Except For Number of Shares and Warrants, and Per Share, Per Warrant and Per Bond Amounts)

Outstanding short-term and long-term debt consisted of:

	December 31, 2005	December 31, 2004

Short-term debt including current maturities of long-term debt:
Current maturities of capital leases	$182	$384

Total short-term debt	$182	$384

Long-term debt:
11.5% Senior Secured Notes	$89,214	$89,071
8% Notes	13,956	11,757
Other	129	134

Total long-term debt	$103,299	$100,962

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Each of the 90,000 New Warrants entitles the holder to purchase 8.947 shares of the Company’s common stock at an exercise price of $.01 per share. The New Warrants were valued for accounting purposes using a fair value method. Using a fair value method, each of the 90,000 New Warrants was valued at $11.117 for an aggregate fair value of the warrant issuance of $1,001. The remaining $88,899 of aggregate proceeds was allocated to the carrying value of the 11.5% Senior Secured Notes as of June 29, 2004.

Revolving Credit Facility

On June 29, 2004, the Company entered into a new $20,000 secured revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility includes a letter of credit subfacility of up to $10,000 of the total $20,000 maximum facility amount. The Revolving Credit Facility expires on June 29, 2009. Borrowings under the loan and security agreement governing this Revolving Credit Facility are subject to a borrowing base formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Revolving Credit Facility, we will be able to choose between two per annum interest rate options: (i) the lender’s prime rate and (ii) LIBOR plus a margin of 2.25% currently (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that the minimum interest rate shall be at least equal to 3.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable LIBOR rate margin less 50 basis points. The Revolving Credit Facility also provides for an unused line fee of 0.375% per annum.

There were no borrowings under the Revolving Credit Facility in both 2005 and 2004.

Indebtedness under the Revolving Credit Facility is secured by liens on substantially all of the Company and the Company’s domestic subsidiaries’ assets, with liens (i) on inventory, accounts receivable, lockboxes, deposit accounts into which payments are deposited and proceeds thereof, will be contractually senior to the liens securing the 11.5% Senior Secured Notes and the related guarantees pursuant to an intercreditor agreement, (ii) on real property, fixtures and improvements thereon, equipment and proceeds thereof, will be contractually subordinate to the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement, (iii) on all other assets, will be contractually pari passu with the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement.

The Revolving Credit Facility contains various covenants which will restrict the Company’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving Credit Facility exceeds 30% of the facility amount. The Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20,000 facility amount, is 2% through June 29, 2006 and 1% through June 29, 2007.

On March 28, 2006, the Company entered into an amendment of the Revolving Credit Facility. Pursuant thereto, the Revolving Credit Facility as amended in certain respects in order to facilitate the continued relocation of certain of the Company’s finishing operations from its facility in Kentland, Indiana to a new facility in Monterrey, Mexico operated by Viskase del Norte, S.A. de C.V. (“Mexico Project”). Pursuant to the amendment, the lender also waived certain technical events of default and provided certain consents, each relating to the Mexico Project. The Company has not incurred any borrowings under the Revolving Credit Facility.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15,000. The minimum annual level of EBITDA covenant is not in effect as of December 31, 2005 as the Company’s unrestricted cash and the amount of available credit under the Revolving Credit Facility exceed $15.0 million.

The 11.5% Senior Secured Notes limit the ability of the Company to (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments, (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and, (x) change the nature of our business. At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of December 31, 2005 is approximately 120%.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

On June 29, 2004, the Company repurchased $55,527 aggregate principal amount of its 8% Notes, and the holders (i) released the liens on the collateral that secured the 8% Notes, (ii) contractually subordinated the Company’s obligations under the 8% Notes to obligations under certain indebtedness, including the new 11.5% Senior Secured Notes and the Revolving Credit Facility; and (iii) eliminated substantially all of the restrictive covenants contained in the indenture governing the 8% Notes. The carrying amount of the remaining 8% Notes outstanding at December 31, 2005 is $13,956.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

The following table summarizes the carrying value of the 8% Notes at December 31 assuming interest through 2006 is paid in the form of 8% Notes (paid-in-kind):

	2005	2006	2007
8% Notes
Principal	$17,261	$18,684	$18,684
Discount	(3,305)	(2,283)	(1,148)
Carrying value	$13,956	$16,401	$17,536

Letter of Credit Facility

Letters of credit in the amount of $2,419 were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at December 31, 2005.

The Company finances its working capital needs through a combination of internally generated cash from operations, cash on hand and it’s Revolving Credit Facility.

Aggregate maturities of debt for each of the next five years are (1):

	2006	2007	2008	2009	2010	Thereafter

11.5% Senior Secured Notes						$90,000
8% Notes			$18,684
Other	$182					949
	$182		$18,684			$90,949

(1) Aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value of the debt.

11.	Operating Leases

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facility leases require the Company to pay maintenance, insurance and real estate taxes.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Future minimum lease payments for operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005, are:

2006	$1,441
2007	1,935
2008	1,856
2009	1,868
2010	1,778
Total thereafter	2,933
Total minimum lease payments	$11,811

Total rent expense during 2005, 2004 and 2003 amounted to $2,822, $2,409 and $2,259, respectively.

12.	Retirement Plans

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

At December 31, 2005, the North American operations of the Company and the Company’s operation in Germany have non-contributory defined benefit retirement plans covering substantially all salaried and full time hourly employees (which is limited in the case of the Company’s U.S. operations to employees hired prior to April 1, 2003).

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

Prior to April 1, 2004, participants under the United States defined benefit plan were eligible for an unreduced benefit calculated based years of credited service and final average compensation upon the earlier of (i) normal retirement age (i.e. 65); (ii) attainment of age 62 and 10 years of credit service; or (iii) reaching “85-points” calculated based upon age and years of credit service. Effective April 1, 2004, the defined benefit retirement plan was amended to (i) eliminate the unreduced early retirement option and (ii) close the defined benefit plan to employees hired after March 31, 2003, for all employees in the United States who are not covered by a collective bargaining agreement. Retirement benefits payable for all United States employees, who are not covered by a collective bargaining unit, will be the greater of benefits earned as of (i) March 31, 2004 or (ii) benefits calculated after elimination of the early retirement option, as defined in the plans. On September 30, 2005, employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained provisions to (i) eliminate the unreduced early retirement option as of December 31, 2007 and (ii) close the define benefit plan to employees hired after September 30, 2004. The effects of these plan amendments on the accumulated benefit obligation is included in the pension benefit table that follows.

United States employees hired after March 31, 2003 who are not covered by a collective bargaining agreement and United States employees hired after September 30, 2004 who are covered by a collective bargaining agreement are eligible for a defined contribution benefit equal to three percent of base earnings (as defined by the plan) in lieu of the defined benefit retirement plans.

The Company recognized a one-time $974 curtailment gain recorded in the consolidated statements of operations and reduction in the unfunded pension liability included in “Accrued employee benefits” on the consolidated balance sheets related to the announced closing of the its Kentland, Indiana finishing operations. This curtailment gain was recognized as of December 31, 2005.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

The United States and Canadian operations of the Company historically provided postretirement health care and life insurance benefits. The Company accrues for the accumulated postretirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions. The Company terminated postretirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who are not covered by a collective bargaining agreement. The termination of the United States postretirement medical benefits resulted in a $34,055 curtailment gain and reduction in the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheets in 2004.

On September 30, 2005, employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminated postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $668 curtailment gain and reduction in the unfunded postretirement medical liability included in “Accrued employee benefits” on the consolidated balance sheets in 2005. In addition, the Company will amortize the remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. Approximately $1,744 was recorded as a reduction to cost of sales during the fourth quarter of 2005 and $7,929 will be recognized during 2006.

The weighted average plan asset allocation at December 31, 2005 and 2004, and target allocation (not weighted) for 2006, are as follows:

	Percentage of PlanAssets		2006 Target
Asset Category	2005	2004	Allocation
Equity Securities	77.2%	62.5%	60.0%
Debt Securities	21.2%	35.2%	40.0%
Other	1.6%	2.3%	0.0%
Total	100.0%	100.0%	100.0%

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Pensions and Other Postretirement Benefits Plans - North America
	Pension Benefits
	Reorganized Company			Predecessor Company
			April 3 to December 31,	January 1 to April 2,
	2005	2004	2003	2003

Accumulated benefit obligation (ABO)	$130,310	$120,857	$113,127	$105,878
Change in benefit obligation
Projected benefit obligation at beginning of year	131,838	126,087	117,453	115,186
Service cost	1,737	1,730	1,556	545
Interest cost	7,360	7,358	5,634	1,872
Actuarial losses	9,250	7,303	6,644	2,353
Benefits paid	(7,485)	(7,287)	(5,818)	(2,855)
Plan amendment	(1,217)	(3,579)
Curtailment gain	(1,725)
Translation	$293	226	618	352
Estimated benefit obligation at end of period	$140,051	$131,838	$126,087	$117,453
Change in plan assets
Fair value of plan assets at beginning of period	86,768	81,353	72,161	75,115
Actual return on plan assets	4,199	6,458	13,768	(798)
Employer contribution	3,288	6,030	633	345
Benefits paid	(7,485)	(7,287)	(5,818)	(2,855)
Translation	278	214	609	354
Estimated fair value of plan assets at end of period	$87,048	$86,768	$81,353	$72,161
Reconciliation of accrued benefit cost at end of period
Funded status	(53,004)	(45,070)	(44,734)	(45,292)
Unrecognized net loss (gain)	15,238	4,923	(2,683)
Unrecognized prior service cost	(3,184)	(3,306)

Accrued benefit cost	$(40,950)	$(43,453)	$(47,417)	$(45,292)
Amounts recognized in statement of financial position
Prepaid benefit cost
Accrued benefit liability	$(48,545)	$(43,602)	$(47,517)	$(45,292)
Intangible asset
Accumulated other comprehensive loss	7,595	149	100
Net amount recognized	$(40,950)	$(43,453)	$(47,417)	$(45,292)
Weighted-average assumptions as of end of period
Discount rate	5.49%	5.74%	6.25%	6.75%
Expected return on plan assets	8.56%	8.66%	8.67%	8.67%
Rate of compensation increase	3.50%	3.50%	3.50%	3.75%

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

	Other Benefits
	Reorganized Company			Predecessor Company
			April 3 to December 31,	January 1 to April 2,
	2005	2004	2003	2003

Accumulated benefit obligation (ABO)
Change in benefit obligation
Projected benefit obligation at beginning of period	$22,439	$57,702	$53,038	$50,846
Service cost	177	918	709	227
Interest cost	1,231	3,762	2,585	837
Plan amendment	(12,768)	(3,006)
Actuarial losses	3,176	10,289	3,542	1,502
Effect of curtailment	(159)	(44,139)
Benefits paid	(1,168)	(3,260)	(2,603)	(574)
Translation	235	173	431	200
Estimated benefit obligation at end of period	$13,163	$22,439	$57,702	$53,038
Change in plan assets
Fair value of plan assets at beginning of period
Actual return on plan assets
Employer contribution	$623	$3,070	$2,603	$574
Benefits paid	(623)	(3,070)	(2,603)	(574)
Estimated fair value of plan assets at end of period	$0	$0	$0	$0
Reconciliation of accrued benefit cost at end of period
Funded status	$(13,163)	$(22,439)	$(57,702)	$(53,038)
Unrecognized net actuarial loss	2,757	921
Unrecognized prior service cost	(10,214)	(729)	3,401
Accrued benefit cost	$20,620	$(22,247)	$(54,301)	$(53,038)
Weighted-average assumptions as of end of period
Discount rate	5.20%	5.82%	6.27%	6.50%

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 10.0% in 2005 for the U.S. plan and 8.0% in 2005 for the Canadian plan. The Canadian rate was assumed to grade down to 5% by 2008 for the Canadian plan.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Pursuant to instructions in Financial Accounting Standards Board Staff Position 106-1 and the election by the Company to defer recognition, the retiree medical obligations and costs reported in these financial statements do not yet reflect the effect of those new Medicare benefits. By 2006, the Company expects to modify its retiree medical plans to coordinate with the new Medicare prescription drug program. As a result, the Company anticipates that its overall obligations and costs will be lower once those modifications are reflected.

	Pension Benefits
	Reorganized Company			Predecessor Company
			April 3 to December 31,	January 1 to April 2,
	2005	2004	2003	2003

Component of net period benefit cost
Service cost	$1,737	$1,730	$1,556	$545
Interest cost	7,360	7,357	5,634	1,872
Expected return on plan assets	(7,236)	(7,027)	(4,585)	(1,396)
Amortization of prior service cost	(365)	(273)	144	14
Amortization of actuarial (gain) loss	249	265		532
Net periodic benefit cost	1,745	2,052	2,749	1,567
Curtailment gain	(974)
One-time recognition of unamortized balance				38,376
Total net periodic benefit cost	$771	$2,052	$2,749	$39,943

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

The following table provides a summary of the estimated benefit payments for the pension plans for the next five fiscal years individually and for the following five fiscal years in the aggregate:

Year	Total Estimated Pension Payments
(in thousands)
2006	$7,513
2007	7,583
2008	7,670
2009	7,771
2010	7,899
2011-2015	42,383

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)
	Other Benefits
	Reorganized Company			Predecessor Company
			April 3 to December 31,	January 1 to April 2,
	2005	2004	2003	2003

Component of net period benefit cost:
Service cost	$177	$918	$709	$227
Interest cost	1,231	3,762	2,585	837
Amortization of unrecognized transition obligation	2
Amortization of prior service cost	(2,615)	(230)	141
Amortization of actuarial (gain) loss	1,181	638		112
Net periodic benefit cost	(24)	5,088	3,435	1,176
One-time recognition of unamortized balance				10,627
Effect of curtailment	(668)	(34,055)
Total net periodic (benefit) cost	$(692)	$(28,967)	$3,435	$11,803

The Company terminated postretirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who are not covered by a collective bargaining agreement. The termination of the United States postretirement medical benefits resulted in a $34,055 reduction in the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheets.

On September 30, 2005 employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminated postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $668 curtailment gain and reduction in the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheets in 2005. In addition, the Company will amortize $9,673 of remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. During the fourth quarter of 2005, $1,744 was recorded as a reduction to cost of sales.

The following table provides a summary of the estimated benefit payments for the postretirement benefit plans for the next five fiscal years individually and for the following five fiscal years in the aggregate:

Year	Total Estimated Postretirement Benefit Payments
(in thousands)
2006	$821
2007	625
2008	655
2009	684
2010	712
2011-2015	3,932

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Assumed health care cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rate would have the following effects:

	Other Benefits
	Reorganized Company			Predecessor Company
			April 3 to December 31,	January 1 to April 2,
	2005	2004	2003	2003

Effect of 1% change in medical trend cost
Based on a 1% increase
Change in accumulated postretirement benefit obligation	$611	$697	$2,450	$2,244
Change in service cost and interest	31	126	184	45
Based on a 1% decrease
Change in accumulated postretirement benefit obligation	(510)	$(746)	$(2,792)	$(2,563)
Change in service cost and interest	(26)	(154)	(210)	(51)

Savings Plans

The Company and its subsidiaries also have defined contribution savings and similar plans, which vary by subsidiary, and, accordingly, are available to substantially all full-time United States employees. The defined contribution savings plans allow employees to choose among various investment alternatives. The Company’s aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $774, $791 and $684 in 2005, 2004 and 2003, respectively.

International Plans

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 2005, 2004 and 2003 was $2,144, $1,318 and $285 respectively. As of their most recent valuation dates, for those plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans’ assets by approximately $4,174.

13.	Restructuring Charges

During the second quarter of 2005, our board of directors approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $10,000, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $10,000 in connection with the restructuring. We began incurring a substantial portion of these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the end of 2006.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

A $1,787 charge for one-time employee costs related to the Kentland, Indiana relocation was recorded during the second quarter of 2005.

During the first quarter of 2005, the Company committed to a restructuring plan to continue to address the Company's competitive environment. The plan resulted in a before tax charge of $387.

During the third and fourth quarters of 2003, the Company committed to a restructuring plan to address the industry’s competitive environment. The plan resulted in a before-tax charge of $2,562. Approximately 2% of the Company’s worldwide workforce was laid off due to the 2003 restructuring plan. The Company reversed an excess reserve of $1,560, of which $1,250 was Nucel® technology third-party license fees that, had been renegotiated. The Nucel® technology third-party license fees were originally reflected in the 2000 restructuring reserve. The remaining $292 represents an excess reserve for employee costs that were originally reflected in the 2002 restructuring reserve.

In the fourth quarter of 2005, the Company reversed the third-party license fees of approximately $150 from the 2000 restructuring reserve

Restructuring Reserves

The following table provides details of the 2005, 2003 and 2000 restructuring reserves for the period ended December 31, 2005 (dollars in millions):

	Restructuring reserves as of December 31, 2004	2005 Charge	Payments	Other adjustments	Restructuring reserves as of December 31, 2005

2005 employee costs		$2.2	$(0.6)		$1.6
2003 employee costs	$0.1		$(0.1)
2000 Nucel® license fees	$0.2			$(0.2)
Total restructuring activity	$0.3	$2.2	$(0.7)	$(0.2)	$1.6

14.	Capital Stock and Paid in Capital

Authorized shares of preferred stock $(0.01 par value per share) and common stock $(0.01 par value per share) for the Company are 50,000,000 shares and 50,000,000 shares, respectively. A total of 10,651,123 shares of common stock were issued and 9,715,954 were outstanding as of December 31, 2005. A total of 10,670,053 shares of common stock were issued and 9,632,022 were outstanding as of December 31, 2004.

Under terms of the Bankruptcy Plan, 660,000 shares of common stock were reserved for grant to management and employees under the Viskase Companies, Inc. Restricted Stock Plan. On April 3, 2003, the Company granted 330,070 shares of restricted common stock (“Restricted Stock”) under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vested 12.5% on grant date; 17.5% on the first anniversary of grant date; 20% on the second anniversary of grant date; 20% on the third anniversary; and, 30% on the fourth anniversary of the grant date, subject to acceleration upon the occurrence of certain events. The Restricted Stock expense for 2005, 2004 and the nine-month period ended December 31, 2003, for the Reorganized Company is $6, $6 and $11, respectively. The value of the Restricted Stock was calculated based on the fair market value of approximately $0.10 per share for the new common stock upon emergence from bankruptcy using a multiple of cash flow calculation to determine enterprise value and the related equity value.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

On June 29, 2004, the Company issued $90,000 of 11.5% Senior Secured Notes together with the 90,000 Warrants to purchase an aggregate of 805,230 shares of common stock of the Company (“New Warrants”). The aggregate purchase price of the 11.5% Senior Secured Notes and the 90,000 of New Warrants was $90,000. Each of the New Warrants entitles the holder to purchase 8.947 shares of the Company's common stock at an exercise price of $.01 per share through the June 15, 2011 expiration date.

The New Warrants were valued for accounting purposes using a fair value method. Using a fair value method, each of the New Warrants was valued at $11.117 for an aggregate fair value of the warrant issuance of $1,001.

Pursuant to the Bankruptcy Plan, holders of the Old Common Stock received Warrants to purchase shares of New Common Stock. At December 31, 2005, 304,127 Warrants are outstanding. The Warrants have a seven-year term expiring on April 2, 2010, and have an exercise price of $10.00 per share.

17.	Income Taxes

	Reorganized Company			Predecessor Company
	2005	2004	April 3, to December 31, 2003	January 1 to April 2, 2003
Pretax income (loss) from continuing operations consisted of:
Domestic	$722	$22,242	$(47,739)	$151,141
Foreign	(3,338)	(1,566)	522	1,011
Total	$(2,616)	$20,676	$(47,217)	$152,152

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

The provision (benefit) for income taxes consisted of:

	Reorganized Company			Predecessor Company
			April 3 to December 31,	January 1 to April 3,
	2005	2004	2003	2003
Current
Federal
Foreign	$2,918	$558	$449	$614
State		4	13	4
Total current	$2,918	$562	$462	$618
Deferred
Federal	$(2,343)	$(4,700)
Foreign	(1,034)	(503)	(1,052)	(339)
State
Total deferred	$(3,377)	$(5,203)	$(1,052)	$(339)

Total	$(459)	$(4,641)	$(590)	$279

A reconciliation from the statutory Federal tax rate to the effective tax rate follows:

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

	Reorganized Company			Predecessor Company
			April 3 to December 31,	January 1 to April 2,
	2005	2004	2003	2003
Statutory Federal tax rate	35.00%	35.00%	35.00%	35.00%
Increase (decrease) in tax rate due to:
State and local taxes net of related Federal tax benefit	0.27%	-0.02%	0.03%
Net effect of taxes relating to foreign operations	-113.15%	-0.06%	2.28%	-0.07%
Reversal of overaccrued taxes	89.56%	-22.73%
Valuation allowance changes and other	6.40%	-34.67%	-35.89%	-34.75%
Other	-0.53%	0.03%	-0.06%	0.01%
Effective tax rate from continuing operations	17.55%	-22.45%	1.36%	0.19%

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 2005 and 2004 are as follows:

	Year 2005
	Temporary difference		Tax effected
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities

Depreciation basis differences		$34,822		$13,581
Inventory basis differences	$147	2,987	$50	1,165
Intangible basis differences		3,333		1,300
Employee benefits accruals	66,216	261	25,824	102
Self insurance accruals and reserves	2,554		996
Other accruals and reserves	4,542		1,758
Net operating losses	62,500		24,375
Foreign exchange and other		18,780		7,324
Valuation allowances		52,472		20,464
	$135,959	$112,655	$53,003	$43,936

	Year 2004
	Temporary difference		Tax effected
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities

Depreciation basis differences		$51,170		$19,956
Inventory basis differences		3,812		1,487
Employee benefits accruals	$66,715		$26,019
Self insurance accruals and reserves	2,763		1,078
Other accruals and reserves	15		6
Foreign exchange and other		23,943		9,338
Valuation allowances		25,660		10,008
	$69,493	$104,585	$27,103	$40,789

The Company joins in filing a United States consolidated Federal income tax return including all of its domestic subsidiaries.

The Company has generated net operating loss in the amount of $62,500 during fiscal years 2005 and 2004 (subsequent to our emergence from Bankruptcy). These net operating losses can be carried forward for a period of 20 years. The Company has not been profitable, and as such, we have provided valuation reserves for the net operating losses generated. Net operating losses that had been generated prior to our Bankruptcy were used to offset cancellation of indebtedness created under the Bankruptcy Plan.

18.	Commitments

As of December 31, 2005 and 2004, the Company had capital expenditure commitments outstanding of approximately $3,994 and $4,657, respectively.

19.	Contingencies

In 1988, Viskase Canada Inc. (“Viskase Canada”), a subsidiary of the Company, commenced a lawsuit against Union Carbide Canada Limited and Union Carbide Corporation (“Union Carbide”) in the Ontario Superior Court of Justice, Court File No.: 292270188, seeking damages resulting from Union Carbide’s breach of environmental representations and warranties under the Amended and Restated Purchase and Sale Agreement, dated January 31, 1986 (“Agreement”). Pursuant to the Agreement, Viskase Corporation and various affiliates (including Viskase Canada) purchased from Union Carbide and Union Carbide Films Packaging, Inc., its cellulosic casings business and plastic barrier films business, which purchase included a facility in Lindsay, Ontario, Canada (“Site”). Viskase Canada is claiming that Union Carbide breached several representations and warranties and deliberately and/or negligently failed to disclose to Viskase Canada the existence of contamination on the Site.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

In November 2000, the Ontario Ministry of the Environment (“MOE”) notified Viskase Canada that it had evidence to suggest that the Site was a source of polychlorinated biphenyl (“PCB”) contamination. Viskase Canada and The Dow Chemical Company, corporate successor to Union Carbide (“Dow”), have worked with the MOE in investigating the PCB contamination.

The Company and Dow reached an agreement for resolution of all outstanding matters between them whereby Dow repurchased the Site for $1,375 (Canadian), and is responsible for, and assumed the cost of remediation of the Site, and indemnified Viskase Canada and its affiliates, including the Company, in relation to all related environmental liabilities at the Site and Viskase Canada dismissed the action referred to above. The transaction was closed during May 2005, and resulted in a gain of $279 (U.S.).

In 1993, the Illinois Department of Revenue (“IDR”) filed a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR’s denial of the Company’s allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries.  The IDR asserted it was owed, as of the petition date, $998 in taxes, $357 in interest and $271 in penalties.  The Company objected to the claim on various grounds.  In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the District Court affirmed the Bankruptcy Court’s order denying the IDR claim.   IDR appealed the District Court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the District Court and remanded the case for further proceedings on the Company’s other objections to the claim. On November 16, 2005 the Bankruptcy Court issued an opinion in which it denied the IDR’s claim to the extent it seeks principal tax liability and found that no principal tax liability remains due.   However, because of certain timing issues with respect to the carryback of subsequent net operating loss used to eliminate the principal tax liabilities in 1988 and 1989, the issue of the amount of interest and  penalties (for approximately 14 years), if any, has not yet been determined by the Bankruptcy Court.  The IDR has asserted that as of February 2006, approximately $432 was owed in interest.  The Company disputes this amount and intends to vigorously defend its position on interest due. The IDR may appeal the Bankruptcy Court order and has asserted that if it were successful on appeal, that the Company would have liability to the IDR as of the beginning of 2005 in the amount of approximately $2,900.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

In May 2004, the Company entered into a settlement agreement, without the admission of any liability (“Settlement Agreement”), with the plaintiffs. Under terms of the Settlement Agreement, the plaintiffs fully released the Company and its subsidiaries from all liabilities and claims arising from the civil action in exchange for the payment of a $300 settlement amount, which amount was reserved in the December 31, 2003 financial statements.

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2.7 million (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada’s failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period, Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. The Notice of Objection found in favor of the Department of Revenue. The Company has appealed the decision. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. Viskase Canada could be required to pay the amount of the underlying sales tax prior to receiving reimbursement for such tax from our customers. Viskase Canada made a settlement offer, whereby Viskase Canada would pay $300 (Canadian), but would not be required to collect the underlying sales tax from the customers of Viskase Canada. The settlement offer was accepted by the Deputy Minister of Revenue of Quebec during November 2005. A settlement agreement has been executed between Viskase Canada Inc. and the Deputy Minister of Revenue of Quebec and in January 2006 the parties filed a Declaration of Settlement out of Court to dismiss the action.

During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16,588 for taxes and R$16,318 for penalties and interest, or about $7,647 and $7,522, respectively, at exchange rates in effect on March 23, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$188 for taxes and R$1,690 for penalties and interest, or about $87 and $779, respectively, at exchange rates in effect on March 23, 2006. The attorneys representing Viskase Brazil on these tax disputes have advised the Company that the likelihood of liability with respect to the tax assessments is remote. In view of the magnitude of the assessments, Viskase Brazil sought the advice of another law firm with respect to one of the Import Assessments and with respect to the Document Assessment. The second law firm expressed its belief (i) that the likelihood of liability on the Import Assessment it reviewed either was possible tending to probable or was possible, depending on the theory of liability pursued by the tax authorities, and (ii) that the likelihood of liability on the Documentation Assessment was probable. Viskase believes that the two Import Assessments raise essentially the same issues and therefore did not seek advice from the second law firm with respect to the other Import Assessment. The Company has provided a reserve in the amount of $2,000 as of December 31, 2005. Viskase Brazil strongly denies the allegations set forth in the tax assessments and intends to vigorously defend itself.

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology (“MACT”) air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules was required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $10,230 in capital expenditures for MACT, and expects to spend an additional $200, over the next 6 months, to become compliant with MACT rules at our two U.S. extrusion facilities.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS (in thousands, except for number of shares and per share amounts):

	Reorganized Company			Predecessor Company
	December	December	April 3 to December	January 1 to April
	31, 2005	31, 2004	31, 2003	2, 2003

NUMERATOR:
(Loss) income available to common stockholders:
Net (loss) income	$(2,157)	$25,317	$(46,627)	$151,873
Net (loss) income available to common stockholders for basic and diluted EPS	$(2,157)	$25,317	$(46,627)	$151,873
DENOMINATOR:
Weighted average shares outstanding for basic EPS	9,698,196	10,013,828	10,381,298	15,314,553
Effect of dilutive securities		854,324
Weighted average shares outstanding for diluted EPS	9,698,196	10,868,152	10,381,298	15,314,553

Common stock equivalents, consisting of the New Warrants for 805,230 and the 500,000 stock options issued to the President and Chief Executive Officer are dilutive and the effect of these dilutive securities have been included in weighted average shares for diluted EPS using the treasury method for the Reorganized Company. With respect to the Predecessor Company, common stock equivalents, consisting of common stock options (all of which were canceled upon emergence from bankruptcy), are excluded from the weighted-average shares outstanding as the effect is antidilutive.

The vested portion of the Restricted Stock is included in the weighted-average shares outstanding for basic earnings per share for the Reorganized Company. With respect to the Predecessor Company, common stock equivalents, consisting of the 2010 Warrants, exercisable for a total of 304,127 shares of common stock, and the unvested restricted stock, totaling 280,005 shares, issued by the Reorganized Company have been excluded as their effect is antidilutive. Non-vested shares that vest based solely on continued employment and are not subject to any performance contingency are included in the computation of diluted EPS using the treasury stock method.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

21.	Comprehensive Gain (Loss)

The following sets forth the changes in the components of other comprehensive income (loss) and the related income tax (benefit) provision (in thousands):

	Reorganized Company			Predecessor Company
			April 3 to December 31,	January 1 to April 2,
	2005	2004	2003	2003
Minimum pension liability adjustment (1)	$(7,595)
Foreign currency translation adjustment (2)	(4,920)	$3,061	$4,547	$(845)
Other comprehensive (loss) income, net of tax	$(12,515)	$3,061	$4,547	$(845)

(1)
Minimum pension liability adjustment, net of a related tax provision of $0 in 2002 and 2005. The minimum pension liability adjustment is due to changes in plan return assumptions and asset performance.

(2)	Foreign currency translation adjustments, net of related tax provision of $0 for all periods.

22.	Stock-Based Compensation (Dollars in Thousands, Except Per Share Amounts)

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.

	2005	2004
Net (loss) income:
As reported	$(2,157)	$25,317
Pro forma	$(2,425)	$25,295
Basic (loss) earnings per share:
As reported	$(0.22)	$2.53
Pro forma	$(0.25)	$2.53
Diluted (loss) earnings per share:
As reported	$(0.22)	$2.33
Pro forma	$(0.25)	$2.33

The fair values of the options granted during 2004 were estimated on the date of grant using the binomial option pricing model. The assumptions used and the estimated fair values are as follows:

	2005	2004
Expected term	10 years	5 years
Expected stock volatility	14.88%	16.05%
Risk-free interest rate	4.17%	3.44%
Fair value	$1.09	$0.54

The Company has granted non-qualified stock options to its chief executive officer for the purchase of 500,000 shares of its common stock under an employment agreement. The Company has granted non-qualified stock options to its management for the purchase of 495,000 shares of its common stock. Options were granted at, or above, the fair market value at date of grant and one-third vests on each of the first, second and third anniversaries of the employment agreement, subject to acceleration in certain events. These options for the Chief Executive Officer and those granted to management expire five years and ten years, respectively, from the date of grant. The Company's outstanding options were:

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2004	0
Granted	500,000	$2.40
Exercised	0
Terminated and expired	0
Outstanding, December 31, 2004	500,000	$2.40
Granted	495,000	$2.90
Exercised	0
Terminated and expired	(10,000)	$2.90
Outstanding, December 31, 2005	985,000	$2.65

Exercisable options as December 31, 2005 and December 31, 2004 were 166,667 and zero, respectively.

23.	Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value as of December 31, 2005, of the Company’s financial instruments (refer to Notes 4 and 10)

	Carrying value	Estimated fair value
Assets
Cash and cash equivalents	$11,904	$11,903
Restricted cash	3,251	3,251
	$15,155	$15,154
Liabilities
Long-term debt	$103,299	$107,775

24.	Research and Development Costs

Research and development costs from continuing operations for the Reorganized Company are expensed as incurred and totaled $2,298, $2,697 and $2,628 for 2005, 2004 and the period April 3 through December 31, 2003, respectively. Research and development costs from continuing operations for the Predecessor Company were expensed as incurred and totaled $970 for the period January 1 through April 3, 2003.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

25.	Related-Party Transactions

Reorganized Company

During the year ended December 31, 2005 and 2004, the Company purchased $130 and $98, respectively, in telecommunication services in the ordinary course of business from XO Communications, Inc., an affiliate of Carl C. Icahn, who may be deemed to be a beneficial owner of approximately 29.5% of the Company's common stock. The Company believes that the purchase of the telecommunications services were on terms at least as favorable as those that the Company would expect to negotiate with an unaffiliated party.

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

On June 29, 2004 the Company repurchased 805,270 shares of common stock (representing approximately 7.34% of the issued and outstanding common stock on a fully diluted basis as of June 17, 2004) held by Jefferies & Company, Inc., the initial purchaser of the 11.5% Senior Secured Notes, or its affiliates for total consideration of $298.

Predecessor Company

During 2003, Viskase had sales of $613 to Cargill, Inc. and its affiliates. Gregory R. Page, President and Chief Operating officer of Cargill, Inc. was a director of the Predecessor Company and resigned as of the date of the Company’s emergence from bankruptcy.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

26.	Business Segment Information and Geographic Area Information

The Company primarily manufactures and sells cellulosic food casings. The Company’s operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company’s corporate headquarters and are not allocated geographically. They include most of the Company’s debt and related interest expense and income tax benefits. Other expense for 2005, 2004, the period April 3 through December 31, 2003 for the Reorganized Company, and the period January 1 through April 2, 2003 for the Predecessor Company includes net foreign exchange transaction gains (losses) of approximately $(4,917), $1,451, $3,280 and $1,474, respectively.

Geographic Area Information

	Reorganized Company			Predecessor Company
			April 3 to December 31,	January 1 to April 2
	2005	2004	2003	2003
Net sales
United States	$124,491	$130,654	$97,832	$29,470
Canada
South America	8,789	7,630	5,857	1,606
Europe	84,475	87,072	60,705	17,939
Other and eliminations	(13,986)	(18,250)	(11,986)	(3,613)
	$203,769	$207,106	$152,408	$45,402
Operating income (loss)
United States	$11,930	$13,488	$(37,063)	$(1,433)
Canada	(490)	(665)	(376)	(98)
South America	(754)	(1,243)	(900)	(190)
Europe	(2,861)	(22)	(2,474)	(298)
Other	213	0	0	0
	$8,038	$11,558	$(40,813)	$(2,019)
Identifiable assets
United States	$121,441	$113,836	$115,711	$114,997
Canada	26	842	745	770
South America	7,907	7,535	7,870	8,937
Europe	68,466	91,219	87,767	75,597
	$197,840	$213,432	$212,093	$200,301
United States export sales
(reported in North America net sales above)
Asia	$16,915	$18,159	$15,566	$4,445
South and Central America	5,819	5,529	3,951	894
Canada	7,938	7,794	6,642	1,149
Other international	4,822	4,718	2,189	1,424
	$35,494	$36,200	$28,348	$7,912

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

27.	Quarterly Data (Unaudited)

Quarterly financial information for 2005 and 2004 is as follows (in thousands, except for per share amounts):

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net sales	$49,524	$52,100	$52,232	49,913	$203,769
Gross margin	9,532	11,118	10,390	8,634	39,674
Operating (loss) income	1,480	1,918	2,986	1,654	8,038
Net (loss) income	(1,128)	(2,263)	3,609	(2,375)	(2,157)
Net (loss) income per share - basic	$(0.12)	$(0.23)	$0.37	$(0.20)	$(0.22)
Net (loss) income per share - diluted	$(0.12)	$(0.23)	$0.34	$(0.20)	$(0.22)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net sales	$50,615	$50,797	$52,954	$52,740	$207,106
Gross margin	10,357	11,413	10,906	9,940	42,616
Operating (loss) income	1,602	3,555	3,264	3,137	11,558
Net (loss) income	(3,762)	(13,341)	2,000	40,420	25,317
Net (loss) income per share - basic	$(0.36)	$(1.28)	$0.21	$4.20	$2.53
Net (loss) income per share - diluted	$(0.36)	$(1.19)	$0.19	$3.86	$2.33

Net income (loss) per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts do not agree principally due to losses within quarters, issuance of restricted stock in 2005 and 2004, treasury stock purchases for basic in 2004, and issuance of common stock equivalents for diluted per share amounts in both 2005 and 2004.

During the first quarter of 2005, the Company committed to a restructuring plan to continue to address the Company's competitive environment. The plan resulted in a before tax charge of $387.

During the second quarter of 2005, our board of directors approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Monterrey, Mexico. A $1,787 charge for one-time employee costs related to the Kentland, Indiana relocation was recorded.

The Company will terminate postretirement benefits as of December 31, 2006 for all active employees and all retirees in the United States who are covered by a collective bargaining agreement. The termination of these United States postretirement medical benefits resulted in a $698 curtailment gain in the third quarter of 2005. During the fourth quarter of 2005, $1,744 unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits was amortized and recorded as a reduction to cost of sales.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

During the fourth quarter of 2005, the Company recognized a $974 curtailment gain recorded in the consolidated statements of operations for pensions related to the relocation of our finishing from Kentland, Indiana to a facility located in Monterrey, Mexico.

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

During the second quarter of 2004, the Company recognized loss on debt extinguishment in the amount of $13,083, which consists of the losses on the early retirement of $55,527 million of the 8% Notes at a discount and of the early termination of the GECC capital lease. The 8% Notes were purchased at a discount to the principal amount; however, the purchase price exceeded the carrying value of the 8% Notes as established in Fresh-Start Accounting.

The Company terminated postretirement health care benefits as of December 31, 2004 for all active employees and all retirees in the United States who are not covered by a collective bargaining agreement. The termination of these United States postretirement medical benefits resulted in a $34,055 curtailment gain during the fourth quarter of 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and our Chief Financial Officer concluded, except as noted below, that our disclosure controls and procedures were effective at a reasonable assurance level. We believe the deficiency noted below did not affect the accuracy of our financial statements in this report.

We identified the following control deficiency which constitutes a “significant deficiency” (as defined by standards established by the Public Company Accounting Oversight Board): during the first quarter of 2006, we discovered that certain incorrect journal entries had been made in the Company’s European operations in the fourth quarters of 2004 and 2005. The fourth quarter 2004 incorrect journal entries resulted in an overstatement of income in 2004 of less than three percent of net income. The correction is not a material adjustment that requires the restatement of the Company’s 2004 financial statements and has been reflected in the financial statements that accompany this report. The 2005 incorrect journal entries were corrected, and as such, did not affect the 2005 financial statements.

We have addressed the deficiency by implementing additional review procedures in Europe and the United States to address errors in journal entries.

There were no material changes to the Company’s internal control over financial reporting during the fourth quarter of 2005.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the members of our board of directors and our executive officers:
Name	Age	Position

Robert L. Weisman	57	President, Chief Executive Officer and Director
Gordon S. Donovan	52	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Maurice J. Ryan	53	Vice President, Sales, North America
John O. Cunningham	56	Vice President, Human Resources
Henry M. Palacci	37	Vice President, Worldwide Strategic Planning
Jean-Luc Tillon	46	President, Viskase S.A.S.
Paul J. Fitzsimmons	49	Vice President, Sales, Asia Pacific/Latin America
Vincent J. Intrieri	49	Chairman of the Board, Director
Eugene I. Davis	51	Director
James L. Nelson	56	Director
Jon F. Weber	47	Director

Robert L. Weisman, 57, has been our President and Chief Executive Officer since October 2004. From December 2002 to June 2004, he served as the Vice President, Innovation and Business Development for Sara Lee Corporation. Mr. Weisman also served as the Chief Executive Officer, Sara Lee Bakery from May 2001 to December 2002 and the Group President of Sara Lee's Specialty Meat Companies from June 1996 through May 2001.

Gordon S. Donovan, 52, has been our Vice President and Chief Financial Officer since January 1997. Mr. Donovan has also served as our Treasurer and Assistant Secretary since November 1989, and as a Vice President since May 1995. Mr. Donovan has been employed by us since 1987.

Maurice J. Ryan, 53, has served as our Vice President, Sales, North America since September 2000. He also served as our Vice President, U.S. and Canada Sales beginning in 2000, our Vice President, West Region from 1997 to 2000, Vice President, Strategic Accounts from 1995 to 1997 and our Vice President, Sales from 1993 to 1995. Mr. Ryan has been employed by us since 1977.

John O. Cunningham, 56, has served as our Vice President, Human Resources since October, 2002. He also served as our Director, Human Resources, Compensation and Benefits from September 1995 to September 2002. Mr. Cunningham has been employed by us since 1990.

Henry M. Palacci, 37, has served as our Vice President, Worldwide Strategic Planning since July 2005. He also served as a consultant to Viskase from March 2004 through June 2005. He was Director, Finance for MEMCO SA, a real estate development company in Brussels, from January 2000 through September 2004 and was member of the MEMCO SA Board of Directors through October 2004. Mr. Palacci was also Director of Business Development, for Fairchild Technologies, a subsidiary of Fairchild Corporation from February 1998 through November 1999 and held various positions with Fairchild Fasteners, also a subsidiary of Fairchild Corporation from October 1995 through January 1998.

Jean-Luc Tillon, 46, has served as our President, Viskase S.A.S. since January 1999. He previously served as our Director of Finance, Europe from January 1999 to June 2003 and as our Director of Sales and Marketing, Europe from July 2003 to March 2004. Mr. Tillon has been employed by us since 1986 and currently also serves as a director of Viskase Spa, Viskase Gmbh and Viskase Polska.

Paul J. Fitzsimmons, 49, has served as our Vice President, Sales, Asia Pacific/ Latin America since June 2003. Mr. Fitzsimmons also served as our Director, Sales, Asia Pacific/ Latin America from May 2000 to June 2003 and as our Director, Customer Service from January 1999 to May 2000. Mr. Fitzsimmons has been employed by us since March 1990.

Directors

Vincent J. Intrieri, 49, has served as Chairman of the Board of Directors and as a director since April 2003. Since January 2005, he has been a Senior Managing Director of Icahn Associates Corp. and Icahn Partners, entities controlled by Carl C. Icahn, who may be deemed to be a beneficial owner of approximately 29.52% of our Common Stock.  From March 2003 through December 2005, Mr. Intrieri served as a Managing Director of Icahn Associates.  Mr. Intrieri was portfolio manager of High River Limited Partnership, an entity controlled by Mr. Icahn, from 1998 to March 2003. From 1995 to 1998, he served as a portfolio manager for distressed investments with Elliott Associates L.P., a New York investment fund.  Mr. Intrieri currently serves on the boards of XO Communications, Inc., a competitive local exchange carrier that provides broadband communication services to small-to-large enterprise customers; American Railcar Industries, Inc., a manufacturer of covered hopper and tank cars; and Philip Services Corporation, a metal recycling and industrial services company, each of these companies are affiliated with Mr. Icahn.

Eugene I. Davis, 51, has been a director since April 2003. Since 1999, Mr. Davis has been chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a consulting firm that specializes in, among other things, crisis and turn-around management, mergers and acquisitions and strategic planning services. From January 2001 to December 2003, he was Chairman, Chief Executive Officer and President of RBX Industries, Inc., a manufacturer and distributor of rubber and plastic based foam products, and prior to that served as RBX Industries' Chief Restructuring Officer, and from 1998 to 1999, he served as Chief Operating Officer of Total-Tel USA Communications, Inc. Mr. Davis has been the Chief Executive Officer, Chief Operating Officer or President of other companies including Murdock Communications Corporation and SmarTalk Teleservices, Inc. RBX Industries and SmarTalk Teleservices were debtors under the federal bankruptcy code for which Mr. Davis was retained to provide turnaround management services. Mr. Davis is currently a member of the CFN Liquidating Trust Committee for the former Contifinancial Corporation and its affiliates, and is a director of Metals USA, Inc., Metrocall Holdings, Inc., Flag Telecom Group Limited, Elder-Beerman Stores, Inc., Tipperary Corporation, Knology, Inc., TelCove, Inc., Exide Technologies and a number of private companies. In addition, he is a member of the Board of Advisors of PPM America Special Investment Funds.

James L. Nelson, 56, has served as a director since April 2003. From March 1998 until July 2004, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing 737 Business Jets for private and corporate clients. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From August 1995 until July 1999, he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company. Mr. Nelson currently serves on the board of American Real Estate Partners LP, which is affiliated with Mr. Icahn.

Jon F. Weber, 47, has been a Director since May 2003, and was President and Chief Executive Officer from May 2003 until October 2004.  Since April 2005, Mr. Weber has served as the President of American Property Investors, Inc., which is the general partner of American Real Estate Partners, L.P., NYSE-listed limited partnership controlled by Mr. Icahn that is engaged in a variety of businesses including oil and gas exploration and production, casino gaming, and the manufacture and sale of home textiles. From April 2003 until April 2005, Mr. Weber served as head of portfolio company operations and Chief Financial Officer at Icahn Associates Corp., an entity controlled by Mr. Icahn.  Since 2005, he has served as a director of American Railcar Industries, Inc., a manufacturer of covered hoppers and tank cars in which Mr. Icahn has a controlling interest and WestPoint International Inc., a subsidiary of American Real Estate Partners engaged in the manufacture and sale of home textiles.  Since March 2003, he has served as a director of Philip Services Corporation, a metal recycling and industrial services company affiliated with Mr. Icahn and served as Chief Executive Officer of that Company until April 2005. He served as Chief Financial Officer of venture-backed companies QuantumShift Inc. and Alchemedia Ltd. from October 2001 to July 2002 and November 2000 to October 2001, respectively. From May 1998 to November 2000, Mr. Weber served as managing director-investment banking for JP Morgan Chase and its predecessor, Chase Manhattan Bank, in São Paulo, Brazil. He has served as a director of XO Communications, Inc., since May, 2005. Previously, Mr. Weber was an investment banker at Morgan Stanley and Salomon Brothers.  Mr. Weber began his career as a corporate lawyer following his graduation from Harvard Law School. He also holds an MBA and Bachelor's degree from Babson College. He currently serves as an Overseer (previously a trustee) of Babson College.

Code of Ethics

The Company has adopted a written code of ethics, entitled “Business Integrity and Ethics Policy,” which applies to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. A copy of the code is filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 24, 2006.

Audit Committee

The principal responsibilities of the Audit Committee are to review and recommend to the Board of Directors the selection of the Company’s independent accountants; to review with the independent accountants the scope and results of the annual audit engagement and the system of internal accounting controls; and to direct and supervise special audit inquiries. The current members of the Audit Committee are Eugene I. Davis and James L. Nelson. Mr. Davis served as Chairman during 2005; Mr. Nelson will serve as Chairman during 2006.

The Board of Directors has determined that Mr. Davis is an audit committee financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. While we are not a listed company, we have used the definition of “independent director” from the NASDAQ Stock Market for purposes of making the forgoing determination.

Section 16(a) Beneficial Ownership Reporting Compliance

In June 2003, the Company terminated its registration under Section 12(g) of the Securities and Exchange Act of 1934 (“Exchange Act”) and, therefore, it has not been subject to the reporting requirements of the Section 16(a) of the Exchange Act, which would require the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the SEC. As such, there were no required filings of Section 16(a) reports by our directors, officers and persons who own more than 10% of the Company’s equity securities.

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation for the fiscal years 2005, 2004 and 2003 awarded to, earned by or paid to Chief Executive Officer and the other four most highly compensated executive officers at December 31, 2005. Robert L. Weisman was appointed President and Chief Executive Officer effective October 4, 2004.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(1)	Securities underlying Options/ SARs (#)	All Other Compensation ($)

Robert L. Weisman, President and	2005	$250,008	$150,000				$7,500 (2)
Chief Executive Officer	2004	61,510	44,714			500,000	1,563 (2)
	2003

Gordon S. Donovan, Vice President,	2005	193,020	40,250	$9,389 (3)		50,000	8,751 (4)
Chief Financial Officer, Treasurer	2004	193,020	62,139	10,711 (3)			8,571 (5)
and Assistant Secretary	2003	193,020	65,000	12,131 (3)	$456		8,743 (6)

Maurice J. Ryan, Vice President,	2005	145,080	26,892	5,866 (3)		50,000	4,738 (7)
Sales, North America	2004	145,080	41,516	5,897 (3)			4,738 (8)
	2003	141,540	40,305	5,790 (3)	100		4,621 (9)

John O. Cunningham, Vice President,	2005	144,936	26,865	7,848 (3)		50,000	4,731 (10)
Human Resources	2004	144,936	59,250	6,514 (3)			4,731 (11)
	2003	141,396	43,140	5,340 (3)	100		4,617 (12)

Henry Palacci, Vice President,	2005	214,950	47,664	5,862 (3)		50,000	238 (13)
Worldwide Strategic Planning	2004		33,742
	2003		30,525		75

(1)
On April 3, 2003, Mr. Donovan was granted 45,605 restricted shares of our Common Stock, and Messrs. Ryan and Cunningham each were granted 10,000 restricted shares of our Common Stock. The per share value as of the grant date was $0.01. These restricted shares are entitled to receive dividends should we authorize dividends on our Common Stock. These restricted shares vest according to the schedule described in "-- Restricted Stock Plan." As of December 31, 2005, the value of the vested restricted shares held by Mr. Donovan was $59,744, the value of the vested restricted shares held by Messrs. Ryan and Cunningham was $13,100 each and the value of the restricted shares held by Mr. Fitzsimmons was $9,825.

(2)	Represents amount contributed to the Viskase SAVE Plan.

(3)	Represents tax gross-up payments for automobile allowances.

(4)	Includes $5,791 contributed to the Viskase SAVE Plan, $2,448 contributed to the Non-Qualified Plan and $512 paid for group life insurance.

(5)	Includes $5,791 contributed to the Viskase SAVE Plan, $2,268 contributed to the Non-Qualified Plan and $512 paid for group life insurance.

(6)	Includes $5,791 contributed to the Viskase SAVE Plan, $2,440 contributed to the Non-Qualified Plan and $512 paid for group life insurance.

(7)	Includes $4,352 contributed to the Viskase SAVE Plan and $386 paid for group life insurance.

(8)	Includes $4,352 contributed to the Viskase SAVE Plan and $386 paid for group life insurance.

(9)	Includes $4,246 contributed to the Viskase SAVE Plan and $375 paid for group life insurance.

(10)	Includes $4,348 contributed to the Viskase SAVE Plan and $383 paid for group life insurance.

(11)	Includes $4,348 contributed to the Viskase SAVE Plan and $383 paid for group life insurance.

(12)	Includes $4,242 contributed to the Viskase SAVE Plan and $375 paid for group life insurance.

(13)	Represents amount paid for group life insurance.

Restricted Stock Plan

There were initially 660,000 shares of Common Stock reserved for grant to our management and employees under the Viskase Companies, Inc. Restricted Stock Plan. On April 3, 2003, the Company granted 330,070 shares of restricted Common Stock ("Restricted Stock") under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vested 12.5% on the grant date and vest 17.5%, 20%, 20% and 30% on the first, second, third and fourth anniversaries, respectively, of the grant date, subject to acceleration upon the occurrence of certain events. As of April 3, 2006, 70% of the restricted stock grants will be vested. The Restricted Stock expense for 2005, 2004 and the period April 3, 2003 through December 31, 2003 for the Reorganized Company was $6,000, $6,000 and $11,000, respectively.

Stock Option Exercises and Holdings

The following two tables provide information concerning the grants of stock options for Common Stock and the exercise of Common Stock during the fiscal year ended December 31, 2005 and the fiscal year-end value of stock options for Common Stock with respect to each of the persons named in the Summary Compensation Table:

Option/SAR Grants in 2005
	Number of Securities Underlying Options	Percent of Total Options Granted in	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Rates of Return of Stock Price Appreciation for Option Term
	Granted (1)	Fiscal Year	($ per share)	Date	5% (2)	10% (2)
Robert L. Weisman
Gordon S. Donovan	50,000	10.10%	$2.90	1/12/2015	$91,190	$231,093
John O. Cunningham	50,000	10.10%	$2.90	1/12/2015	91,190	231,093
Maury J. Ryan	50,000	10.10%	$2.90	1/12/2015	91,190	231,093
Henry M. Palacci	50,000	10.10%	$2.90	1/12/2015	91,190	231,093

(1)
Stock options are granted under the Viskase Companies, Inc. 2005 Stock Option Plan, as amended and restated ("Stock Option Plan"). Stock options generally become exercisable on a cumulative basis in annual increments of one-third of the optioned shares, commencing on the first anniversary of the grant date. Upon (i) a "Change of Control" of the Company and (ii) termination of the “Participant” without “Cause” within twelve months of the “Change of Control”, as defined in the Stock Option Plan, all of said Participant(s) outstanding stock options become immediately exercisable.

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

Aggregated Option/SAR Exercises in 2005 and December 31, 2005 Option Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/2005 Exercisable/Unexercisable	$ Value of Unexercised In-the-Money Options at 12/31/2005 Exercisable/ Unexercisable

Robert L. Weisman	--	--	166,667 / 333,333	$36,667 / $73,333
Gordon S. Donovan	--	--	0 / 50,000	0 / 0
Maurice J. Ryan	--	--	0 / 50,000	0 / 0
John O. Cunningham	--	--	0 / 50,000	0 / 0
Henry M. Palacci	--	--	0 / 50,000	0 / 0

Equity Compensation Plan Information Table

The following table provides information as of December 31, 2005 regarding the number of shares of the Company’s Common Stock that may be issued under the Company’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	309,640	N/A(1)	350,360
Equity compensation plans not approved by security holders	985,000	$2.65	15,000

Total	1,294,640	$2.65	365,360

(1) These securities consist of restricted stock awards, which vest without the payment of additional consideration.

Pension Plan Table.

The following table sets forth estimated annual benefits payable upon retirement under the Retirement Program for Employees of Viskase Companies, Inc. ("Retirement Program") to employees of the Company, in specified remuneration and years of service classifications.

Assumed Final Average	Annual Benefits for Years of Service Indicated (2)
Annual Salary (1)
	15	20	25	30	35	40
$100,000	$18,000	$24,000	$30,000	$36,000	$42,000	$48,000
125,000	22,500	30,000	37,500	45,000	52,500	60,000
150,000	27,000	36,000	45,000	54,000	63,000	72,000
175,000	31,500	42,000	52,500	63,000	73,500	84,000
200,000	36,000	48,000	60,000	72,000	84,000	96,000
225,000	40,500	54,000	67,500	81,000	94,500	108,000
250,000	45,000	60,000	75,000	90,000	105,000	120,000
275,000	49,500	66,000	82,500	99,000	115,500	132,000
300,000	54,000	72,000	90,000	108,000	126,000	144,000

(1)	Annual benefits payable under the Retirement Program are calculated based on the participant’s average base salary for the consecutive thirty-six (36) month period immediately prior to retirement.
(2)
The annual benefits payable are based on straight-life annuity basis at normal retirement age. The benefits reported in this table are not subject to any reduction for benefits paid by other sources, including social security. As of December 31, 2005, Messrs. Donovan, Ryan and Cunningham were credited with 18, 29 and 16 years of service, respectively. Messrs. Weisman and Palacci are not eligible to participate in the Retirement Program.

Compensation of Directors

Each director who is not an officer of the Company received an annual retainer of $10,000 in 2005 and a fee of $1,000 for each attended meeting of the Board of Directors. Chairmen of committees (other than any special committee established in 2005 to consider certain strategic alternatives with respect to the Company) of the Board of Directors received an annual retainer of $1,500 in 2005. Directors also received a fee for each attended meeting of a committee of the Board of Directors of $1,000 ($500 in the case of committee meetings occurring immediately before or after meetings of the full Board of Directors). Directors who are officers of the Company do not receive compensation in their capacity as directors. The Company did not hold an annual meeting of stockholders during 2005.

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors does not maintain a Compensation and Benefits Committee; compensation for executive officers are reviewed and approved by the entire Board of Directors, except that Mr. Weisman does not participate in deliberations regarding his own compensation. No executive officer of the Company serves as a member of the board of directors or compensation committee of any public entity that has one or more executive officers serving as a member of the Company’s Board of Directors.

Employment Agreements and Change-in-Control Arrangements

Employment Agreement with Robert L. Weisman. On October 4, 2004, we entered into an employment agreement with Robert L. Weisman. Pursuant to this agreement, Mr. Weisman agreed to serve as our President and Chief Executive Officer. The initial term of the agreement is three years, commencing on October 4, 2004 and ending on October 4, 2007. However, Mr. Weisman’s employment is at will, and it may be terminated by us for various reasons set forth in the agreement and by Mr. Weisman for any reason.

Under the agreement, Mr. Weisman receives an annual base salary of at least $250,000. This salary may be increased annually based on reviews by the Board of Directors. Mr. Weisman is also eligible to participate in our: (i) Management Incentive Plan, a bonus program calculated as a percentage of his base salary depending on our performance and our appraisal of his personal performance; (ii) Non-Qualified Parallel Plan; and (iii) other employee and fringe benefit and/or profit sharing plans that we provide to other senior executive employees, including medical and health plans. In addition, the agreement provided that Mr. Weisman would receive stock options with respect to 500,000 shares of Common Stock, at an exercise price of $2.40 per share.

If Mr. Weisman’s employment is terminated by us for reasons other than disability or “Cause,” as defined in the agreement, we will: (1) continue to pay Mr. Weisman for six months at a per annum rate equivalent to his base salary; (2) provide Mr. Weisman and his spouse medical and health insurance coverage for six months or until Mr. Weisman receives such coverage from another employer, whichever is earlier; and (3) pay Mr. Weisman a pro rata portion of the bonus for which he is eligible. Pursuant to the agreement, Mr. Weisman is generally prohibited during the term of the agreement, and for a period of twelve months thereafter, from competing with us, soliciting any of our customers or inducing or attempting to persuade any of our employees to terminate his or her employment with us to enter into competitive employment.

Severance Benefit Agreement with Gordon S. Donovan. On January 3, 2006, Viskase Companies, Inc. entered into a severance benefit agreement ("Severance Benefit Agreement") dated as of January 3, 2006 with Gordon S. Donovan ("Executive"), the Company's Vice President and Chief Financial Officer.

Under the Severance Benefit Agreement, the Executive's employment by the Company shall be on an "at will" basis and may be terminated at any time subject to the terms of the Severance Benefit Agreement. In the event the Executive's employment is terminated for Cause (as defined in the Severance Benefit Agreement) or as a result of the Executive's Disability (as defined), the Company shall pay Accrued Compensation (as defined) through the termination date. In the event the Executive's employment is terminated by the Company except for Cause or as a result of the Executive's Disability, then the Company shall pay to the Executive Accrued Compensation plus six (6) months' base salary. In the event the Executive's employment is terminated (i) by the Company within twelve (12) months following a Change of Control (as defined), except for Cause or as a result of the Executive's Disability, or (ii) by the Executive within twelve months following a Change in Control for Good Reason (as defined), then in lieu of the severance specified in the immediately preceding sentence, the Company shall pay to the Executive Accrued Compensation plus twelve (12) months' base salary. In addition to the foregoing, the Executive shall be eligible to receive the pro rata portion of the Executive's management incentive plan bonus for the year in which the termination occurs and such other benefits as are provided by the Company's then-current severance policy for employees at the Executive's level.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Common Stock as of December 31, 2005 of (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company listed in the Summary Compensation Table above and (iv) all executive officers and directors of the Company as a group. In June 2003, we terminated our registration under Section 12(g) of the Exchange Act and, therefore, we have not been subject to the reporting requirements of the Exchange Act since that time. All information below is taken from or based upon ownership filings previously made by such persons with the SEC or upon information provided to us by such persons, but because such persons have not been subject to the beneficial ownership reporting requirements of the Exchange Act, complete and accurate information with respect to current beneficial ownership provided may be unavailable. To our knowledge, each of the holders of Common Stock listed below has sole voting and investment power as to the shares of Common Stock owned, unless otherwise noted.

Name and Address of Beneficial Owner	Percentage of Number of Shares of Common Stock	Total Common Stock

Carl C. Icahn (1)	2,868,005	29.52%
Barberry Corp.
High River Limited Partnership
Meadow Walk Limited Partnership
Merrill Lynch & Co., Inc. (2)	1,428,423	14.70%
Debt Strategies Fund, Inc.
Northeast Investors Trust (3)	1,293,291	13.31%
Robert L. Weisman (4)(5)	166,667	1.69%
Gordon S. Donovan (4)(6)(8)	49,175	*
Maurice J. Ryan (4)(7)(8)	23,667	*
John O. Cunningham (4)(7)(8)	23,667	*
Henry Palacci (4)(8)	16,667	*
Vincent J. Intrieri (4)	0	*
Eugene I. Davis (4)	0	*
James L. Nelson (4)	0	*
Jon F. Weber (4)	0	*
All directors and named executive officers as a group (9 persons)	279,843	2.81%

*Represents less than 1%.

(1)
The ownership indicated is according to a Schedule 13D filed with the SEC on April 14, 2003, rounded down to reflect the actual number of shares issued by the disbursement agent. Mr. Icahn is the sole shareholder, director and executive officer of Barberry Corp. ("Barberry"), which is the general partner of each of High River Limited Partnership ("High River") and Meadow Walk Limited Partnership ("Meadow Walk"). As such, Mr. Icahn is in a position, directly or indirectly, to determine the investment and voting decisions with respect to the Common Stock owned by Barberry, High River and Meadow Walk. The ownership indicated (rounded down to reflect the actual number of shares issued by the disbursing agent) includes 1,236,537 owned directly by Barberry, 1,331,656 owned directly by High River and 299,812 owned directly by Meadow Walk. The address for Mr. Icahn is c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, New York 10153 and the address for each of Barberry, High River and Meadow Walk is 100 South Bedford Road, Mount Kisco, New York 10549.

(2)
The ownership indicated is according to a Schedule 13G filed with the SEC on February 7, 2006. The ownership indicated includes shares of Common Stock over which Merrill Lynch & Co., Inc. (“ML&Co.”), on behalf of Merrill Lynch Investment Managers (“MLIN”), and Debt Strategies Fund, Inc. share voting and dispositive power, which shares are owned directly by asset management subsidiaries of ML&Co., including Fund Asset Management, L.P. ML&Co. and Debt Strategies Fund, Inc. disclaim beneficial ownership of the shares held by their subsidiaries. The address of ML&Co. is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10381 and the address of Debt Strategies Fund, Inc. is 800 Scudders Mill Road, Plainsboro, New Jersey 08536.

(3)	The ownership indicated is according to a Schedule 13G filed with the SEC on June 11, 2003. The address for Northeast Investors Trust is 50 Congress Street, Boston, Massachusetts 02109-4096.

(4)
The address for each of our officers and directors is c/o Viskase Companies, Inc., 625 Willowbrook Centre Parkway, Willowbrook, Illinois 60527. Mr. Weisman was granted 500,000 Common Stock options pursuant to his employment agreement, 166,667 shares of which are vested.

(5)
Mr. Donovan was granted 45,605 shares of Restricted Stock pursuant to the Restricted Stock Plan, of which 31,924 are vested. Mr. Donovan also directly owns warrants to purchase 160 shares of Common Stock and beneficially owns through our 401(k) plan, his IRA and his spouse's IRA, warrants to purchase 324, 59 and 20 shares of Common Stock, respectively. Mr. Donovan disclaims beneficial ownership of the warrants to purchase 20 shares of Common Stock held in his spouse's IRA.

(6)	Messrs. Ryan and Cunningham were each granted 10,000 shares of Restricted Stock pursuant to the Restricted Stock Plan, 7,000 shares of which are vested.

(7)
Messrs. Donovan, Ryan, Cunningham and Palacci were each granted options on 50,000 shares of Common Stock pursuant to the 2005 Stock Option Plan, 16,667 shares of which are vested or will become vested within 60 days of this filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reorganized Company

During the year ended December 31, 2005, we purchased $0.130 million in telecommunication services from XO Communications, Inc., an affiliate of Carl C. Icahn, who may be deemed to be the beneficial owner of approximately 29.5% of our Common Stock. We believe that the purchase of the telecommunication services was on terms at least as favorable as we would expect to negotiate with an unaffiliated party.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for professional audit services rendered by Grant Thornton LLP for the audits of the financial statements for the years ended December 31, 2005 and December 31, 2004, and fees billed to the Company by Grant Thornton LLP for other services during 2005 and 2004.

Description	2005 Amount	2004 Amount

Audit fees	$424,884	$402,305
Audit-related services	45,292	22,720
Total audit and audit-related services	470,176	425,025
Tax fees
All other fees
Total	$470,176	$425,025

The Audit Committee pre-approves all audit fees, audit related services and other services with Grant Thornton.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are set forth in Item 8 of this report:

1.	Financial Statements:

Report of independent accountants

Consolidated balance sheets, December 31, 2005 and 2004

Consolidated statements of operations, for the years ended December 31, 2005, 2004, Reorganized Company period April 3, 2003 to December 31, 2003 and Predecessor Company

Consolidated statements of stockholders' deficit, for the years ended December 31, 2005, 2004 and 2003

Consolidated statements of cash flows, for the years ended December 31, 2005, 2004, Reorganized Company period ended December 31, 2003 and Predecessor Company period ended April 2, 2003

Notes to consolidated financial statements

2.	Financial statement schedules for the years ended December 31, 2005, 2004 and period April 3, 2003 through December 31, 2003 and January 1, 2003 through April 2, 2003.

S-II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements and notes thereto or elsewhere herein.

3.	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 88 through 90.

SUPPLEMENTAL INFORMATION
VALUATION AND QUALIFYING ACCOUNTS

Val. Qualifying Accts.

	Description	Balance at beginning of period	Provision charged to expense	Write-offs	Recoveries	Other (1)	Balance at end of period

Reorganized Company
2005	For the year ended December 31
	Allowance for doubtful accounts	$791	$(147)	$(336)	$1,143	$(92)	$1,359

2004	For the year ended December 31
	Allowance for doubtful accounts	523	146	(52)	77	97	791

2003	For the period April 3 to December 31
	Allowance for doubtful accounts		161		331	31	523

Predecessor Company
2003	For the period January 1 to April 2
	Allowance for doubtful accounts	1,334	113		1	(8)	1,440

Reorganized Company
2005	For the year ended December 31
	Reserve for obsolete and slow-moving inventories	2,546	(41)	(284)		(107)	2,114

2004	For the year ended December 31
	Reserve for obsolete and slow-moving inventories	1,781	1,915	(1,264)		114	2,546

2003	For the period April 3 to December 31
	Reserve for obsolete and slow-moving inventories		1,605			176	1,781

Predecessor Company
2003	For the period January 1 to April 2
	Reserve for obsolete and slow-moving inventories	$2,725	$171	$(79)		$(6)	$2,811

	(1) Foreign currency translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISKASE COMPANIES, INC.
(Registrant)

By:	/s/ Robert L. Weisman
Robert L. Weisman
Chief Executive Officer and President

By:	/s/ Gordon S. Donovan
Gordon S. Donovan
Vice President, Chief Financial Officer and Treasurer

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 17th day of April 2006.

/s/ Robert L. Weisman	/s/ Gordon S. Donovan
Robert L. Weisman	Gordon S. Donovan
Chief Executive Officer and President (Principal Executive Officer)	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Vincent Intrieri	/s/ Eugene I. Davis
Vincent Intrieri, Chairman of the Board	Eugene I. Davis (Director)

/s/ James L. Nelson	/s/ Jon F. Weber
James L. Nelson (Director)	Jon F. Weber (Director)

INDEX TO EXHIBITS

Exhibit No.	Document
3.1
Amended and Restated Certificate of Incorporation of Viskase Companies, Inc. (“Company”), dated April 3, 2003 (incorporated herein by reference to Exhibit 3.1 to Company’s Registration Statement on Form S-4, as filed with the Commission on October 27, 2004)

3.2
Amended and Restated Bylaws of the Company, dated April 3, 2003 (incorporated herein by reference to Exhibit 3.2 to Company’s Registration Statement on Form S-4, as filed with the Commission on October 27, 2004)

4.1
Indenture, dated as of June 29, 2004, among the Company, as issuer, and LaSalle Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

4.2	Form of 11 1/2% Senior Secured Notes due 2011 (incorporated herein by reference to Exhibit 4.2 to Company’s Registration Statement on Form S-4, as filed with the Commission on October 27, 2004)
4.3
Warrant Agreement, dated as of June 29, 2004, by and between the Company and Wells Fargo Bank, National Association, as warrant agent (incorporated herein by reference to Exhibit 4.5 to Company’s Registration Statement on Form S-1, as filed with the Commission on December 27, 2004)

4.4
Warrant Agreement, dated as of April 3, 2003 by and between the Company and Wells Fargo Bank, National Association, as warrant agent (incorporated herein by reference to Exhibit 4.7 to Company’s Registration Statement on Form S-1, as filed with the Commission on December 27, 2004)

10.1
Loan and Security Agreement, dated as of June 29, 2004, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.1 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

10.2
Intellectual Property Security Agreement, dated as of June 29, 2004, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.2 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

10.3
Pledge Agreement (domestic), dated as of June 29, 2004, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.3 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

Exhibit No.	Document
10.4
Pledge Agreement (foreign), dated as of June 29, 2004, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.4 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

10.5
Intercreditor Agreement, dated as of June 29, 2004, by and among the Company, the Company’s subsidiaries, Wells Fargo Foothill, Inc, and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.5 to Company’s Registration Statement on Form S-4, as filed with the Commission on October 27, 2004)

10.6
Indenture, dated as of April 3, 2003, among the Company, as issuer, and Wells Fargo Minnesota National Association as trustee for $60,000,000 of 8% Senior Subordinated Secured Notes due 2008 (incorporated herein by reference to Exhibit 10.6 to Company’s Registration Statement on Form S-4, as filed with the Commission on October 27, 2004)

10.7
First Supplemental Indenture, dated as of June 29, 2004, among the Company and Wells Fargo Bank National Association (incorporated herein by reference to Exhibit 10.7 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

10.8	Restricted Stock Plan of the Company (incorporated herein by reference to Exhibit 10.8 to Company’s Registration Statement on Form S-4, as filed with the Commission on October 27, 2004)
10.9
Parallel Envirodyne Nonqualified Thrift Plan, dated as of January 1, 1987 (incorporated herein by reference to Exhibit 10.10 to Company’s Registration Statement on Form S-4, as filed with the Commission on October 27, 2004)

10.10
Amendment to the Company Parallel Nonqualified Savings Plan, dated as of July 29, 1999 (incorporated herein by reference to Exhibit 10.11 to Company’s Registration Statement on Form S-4, as filed with the Commission on October 27, 2004)

10.11
Employment Agreement, dated as of October 4, 2004, by and between the Company and Robert L. Weisman (incorporated herein by reference to Exhibit 10.12 to Company’s Registration Statement on Form S-4, as filed with the Commission on October 27, 2004)

10.12
Severance Plan of the Company, dated as of July 22, 2003 (incorporated herein by reference to Exhibit 10.14 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

10.13
Restructuring Agreement, dated as of July 15, 2002, by and among the Company and High River Limited Partnership, Debt Strategies Fund, Inc., Northeast Investors Trust (incorporated herein by reference to Exhibit 10.15 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

10.14
Security Agreement, dated as of June 29, 2004, by and among the Company, the Company’s Restricted Domestic Subsidiaries, and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.16 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

10.15
Intellectual Property Security Agreement, dated as of June 29, 2004, by and between the Company and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.17 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

10.16
Pledge Agreement, dated as of June 29, 2004, by and among the Company, the Company’s Restricted Domestic Subsidiaries, and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.18 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

Exhibit No.	Document
10.17
2005 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.19 to Company’s Amendment No. 3 to the Registration Statement on Form S-4, as filed with the Commission on January 25, 2005)

10.18	Form of Stock Option Agreement, effective as of January 13, 2005 (incorporated herein by reference to Exhibit 10.1 to Company’s Form 8-K, as filed with the Commission on April 14, 2005)
10.19
Form of Amendment No. 1 to Stock Option Agreement, effective as of April 8, 2005 (incorporated herein by reference to Exhibit 10.2 to Company’s Form 8-K, as filed with the Commission on April 14, 2005)

10.20	Management Incentive Plan for Fiscal Year 2005 (incorporated herein by reference to Exhibit 10.1 to Company’s Form 8-K, as filed with the Commission on May 25, 2005)
10.21	The SAVE Program for Employees of Company (incorporated herein by reference to Exhibit 10.2 to Company’s Form 8-K, as filed with the Commission on May 25, 2005)
10.22	First Amendment to The SAVE Program for Employees of Company (incorporated herein by reference to Exhibit 10.3 to Company’s Form 8-K, as filed with the Commission on May 25, 2005)
10.23	Second Amendment to The SAVE Program for Employees of Company (incorporated herein by reference to Exhibit 10.4 to Company’s Form 8-K, as filed with the Commission on May 25, 2005)
10.24	Third Amendment to The SAVE Program for Employees of Company (incorporated herein by reference to Exhibit 10.5 to Company’s Form 8-K, as filed with the Commission on May 25, 2005)
10.25
Severance Benefit Agreement dated as of January 3, 2006 between Company and Gordon S. Donovan (incorporated herein by reference to Exhibit 10.1 to Company’s Form 8-K, as filed with the Commission on January 6, 2006)

10.26
First Amendment to Pledge Agreement, dated as of March 28, 2006, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.3 to Company’s Form 8-K, as filed with the Commission on April 4, 2006)

10.27
First Amendment to Loan and Security Agreement, dated as of March 28, 2006, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.2 to Company’s Form 8-K, as filed with the Commission on April 4, 2006)

10.28
Amendment to Pledge Agreement, dated as of March 17, 2006, by and between the Company and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.1 to Company’s Form 8-K, as filed with the Commission on April 4, 2006)

14.1	Business Integrity and Ethics Policy (incorporated herein by reference to Exhibit 14.1 to Company’s Form 8-K, as filed with the Commission on March 24, 2006)
21.1	List of Subsidiaries of the Company
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002