Form 10-Q
period 2006-03-31
VISKASE COMPANIES INC
filed 2006-05-15
CIK 33073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to  ____________

Commission file number 0-5485

VISKASE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2677354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8205 South Cass Ave., Suite 115, Darien, IL	60561
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 874-0700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No    ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 10, 2006, there were 9,766,825 shares outstanding of the registrant's Common Stock, $.01 par value.

VISKASE COMPANIES, INC.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Number of Shares and Per Share Amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,505	$11,904
Restricted cash	3,259	3,251
Receivables, net	30,356	29,664
Inventories	40,015	36,419
Other current assets	16,632	15,563
Total current assets	95,767	96,801

Property, plant and equipment	120,849	116,509
Less accumulated depreciation	25,517	22,988
Property, plant and equipment, net	95,332	93,521

Deferred financing costs, net	3,489	3,667
Other assets	3,556	3,851
Total Assets	$198,144	$197,840

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt including current portion of long-term debt and capital leases	$146	$182
Accounts payable	18,098	17,958
Accrued liabilities	36,420	32,031
Current deferred tax liabilties	710	710
Total current liabilities	55,374	50,881

Long-term debt, net of current maturities	103,929	103,299

Accrued employee benefits	57,566	61,429
Deferred tax liabilties	8,185	8,357
Deferred revenue	474	553

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.01 par value; none outstanding
Common stock, $.01 par value; 10,648,347 shares issued and 9,715,954 outstanding at March 31, 2006; and 10,651,123 shares issued and 9,715,954 shares outstanding at December 31, 2005	106	106
Additional paid in capital	1,962	1,895
Accumulated (deficit)	(24,790)	(23,467)
Less 805,270 treasury shares, at cost	(298)	(298)
Accumulated other comprehensive income	(4,358)	(4,907)
Unearned restricted stock issued for future service	(6)	(8)
Total stockholders' (deficit)	(27,384)	(26,679)
Total Liabilities and Stockholders' Deficit	$198,144	$197,840

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except for Number of Shares and Per Share Amounts)

	3 Months Ended March	3 Months Ended March
	31, 2006	31, 2005

NET SALES	$50,470	$49,524

Cost of sales	40,959	39,992

GROSS MARGIN	9,511	9,532

Selling, general and administrative	7,709	7,396
Amortization of intangibles	117	269
Restructuring expense	298	387

OPERATING INCOME (LOSS)	1,387	1,480

Interest income	(81)	(199)
Interest expense	3,317	3,066
Other (income) expense, net	(421)	(1,253)

(LOSS) BEFORE INCOME TAXES	(1,428)	(134)

Income tax (benefit) provision	(105)	994

NET (LOSS)	(1,323)	(1,128)

Other comprehensive income(loss):
Foreign currency translation adjustments	549	(1,338)

COMPREHENSIVE (LOSS)	$(774)	$(2,466)

WEIGHTED AVERAGE COMMON SHARES
- BASIC AND DILUTED	9,715,954	9,645,039

PER SHARE AMOUNTS:
(LOSS) EARNINGS PER SHARE
- BASIC AND DILUTED	$(0.14)	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005
Cash flows from operating activities:
Net (loss)	$(1,323)	$(1,128)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization under capital lease	2,387	2,767
Stock-based compensation	67
Amortization of intangibles	119	269
Amortization of deferred financing fees	178	173
(Decrease) increase in deferred income taxes	(300)	193
Foreign currency translation (gain) loss	(122)	244
(Gain) loss on disposition of assets	(7)	6
Bad debt provision	37	61
Non-cash interest on 8% notes and 11.5% notes	627	577

Changes in operating assets and liabilities:
Receivables	(79)	111
Inventories	(4,372)	(2,040)
Other current assets	1,477	119
Accounts payable and accrued liabilities	3,499	(620)
Other	(5,128)	127
Total adjustments	(1,617)	1,987

Net cash (used in) operating activities before reorganization expense	(2,940)	859

Cash flows from investing activities:
Capital expenditures	(3,639)	(2,788)
Proceeds from disposition of assets	13	18
Restricted cash	(8)	877
Net cash (used in) investing activities	(3,634)	(1,893)

Cash flows from financing activities:
Deferred financing costs		(268)
Repayment of long-term borrowings and capital obligation	(39)	(43)
Net cash (used in) financing activities	(39)	(311)

Effect of currency exchange rate changes on cash	214	(316)
Net (decrease) in cash and equivalents	(6,399)	(1,661)
Cash and equivalents at beginning of period	11,904	30,255
Cash and equivalents at end of period	$5,505	$28,594

Supplemental cash flow information:
Interest paid less capitalized interest	$(138)	$(278)
Income taxes paid	(6)	$561

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

Reclassification

Reclassifications have been made to the prior years’ financial statements to conform to the 2006 presentation.

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

Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $5,870 and $10,711 of short-term investments at March 31, 2006 and December 31, 2005, respectively. Restricted cash is principally cash held as collateral for outstanding letters of credit with a commercial bank.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

In the ordinary course of business, we lease certain equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of March 31, 2006 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

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

Accounts Payable

The Company’s cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $1,197 and $1,427 at March 31, 2006 and December 31, 2005, respectively, are not deducted from cash but are reflected in Accounts payable on the consolidated balance sheets.

Deferred Revenue

License fees paid in advance are deferred and recognized on a straight line basis over the life of the applicable patent. As of March 31, 2006 the remaining balance of deferred revenue was $790, including $316 of short-term license fees included in Other current liabilities.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

United States employees hired after March 31, 2003 who are not covered by a collective bargaining agreement and United States employees hired after September 30, 2004 who are covered by a collective bargaining agreement are eligible for a defined contribution benefit equal to three percent of base earnings (as defined by the plan), in lieu of the defined benefit retirement plans.

The Company recognized a one-time $974 curtailment gain recorded in the consolidated statements of operations and reduction in the unfunded pension liability included in Accrued employee benefits on the consolidated balance sheet related to the announced closing of our Kentland, Indiana finishing operations. This curtailment gain was recognized as of December 31, 2005.

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

On September 30, 2005 employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminated postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $668 curtailment gain and reduction in the unfunded postretirement medical liability included in Accrued employee benefits on the consolidated balance sheets in 2005. In addition, the Company will amortize the remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. Approximately $1,981 was recorded as a reduction to cost of sales during the first quarter of 2006 and a total of $7,929 will be recognized during 2006.

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

Net (Loss) Income Per Share

Net (loss) income per share of common stock is based upon the weighted-average number of shares of common stock outstanding during the quarter.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Other Comprehensive Income

Comprehensive income includes all other non-shareholder changes in equity. Changes in other comprehensive income resulted from changes in foreign currency translation adjustments in 2006 and 2005 and also minimum pension liability in 2005.

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

Accounting for Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

Prior to the adoption of SFAS 123R, the Company used a fair value method to account for options granted to employees for the purchase of common stock. No compensation expense was recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. The pro forma effect of accounting for stock options under a fair value method, prior to the adoption of SFAS 123R, was as follows:

(Dollars in Thousands, Except Per Share Amounts)	3 Months Ended March 31, 2005

Net (loss), as reported	$(1,128)
Deduct: Total stock-based compensation expense under a fair value based method, net of related tax effects	(67)
Net (loss), pro forma	$(1,195)

Basic (loss) earnings per share, as reported	$(0.12)
Diluted (loss) earnings per share, as reported	$(0.12)
Basic (loss) earnings per share, pro forma	$(0.12)
Diluted (loss) earnings per share, pro forma	$(0.12)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R is applicable for annual, rather than interim, periods beginning after June 15, 2005, and as such the Company adopted SFAS 123R in January 2006. The Company expects the effect of adopting this standard using the modified prospective methodology will be to expense $268 and $245 in 2006 and 2007, respectively.

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

In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), "Inventory Costs - an Amendment of ARB No. 43 Chapter 4." SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard beginning the first quarter of fiscal year 2006. The adoption of this standard did not have a material effect on our financial statements as such costs have historically been expensed as incurred.

2.	Cash and Cash Equivalents

	March 31, 2006	December 31,2005

Cash and cash equivalents	$5,505	$11,904
Restricted cash	3,259	3,251
	$8,764	$15,155

As of March 31, 2006, cash equivalents and restricted cash of $5,870, are invested in short-term investments.

3.	Inventories

Inventories consisted of:
	March 31, 2006	December 31, 2005

Raw materials	$6,340	$5,880
Work in process	18,504	16,772
Finished products	15,171	13,767
	$40,015	$36,419

Approximately 51.46% of the Company’s inventories at March 31, 2006 were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of FIFO cost or market. At March 31, 2006 the LIFO values exceeded current manufacturing cost by approximately ($625).

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

4.	Debt Obligations (Dollars in Thousands, Except For Number of Shares and Warrants, and Per Share, Per Warrant and Per Bond Amounts)

Outstanding short-term and long-term debt consisted of:

	March 31, 2006	December 31, 2005
Short-term debt including current maturities of long-term debt:
Current maturities of capital leases	$146	$182
Total short-term debt	$146	$182

Long-term debt:
11.5% Senior Secured Notes	$89,250	$89,214
8% Notes	14,547	13,956
Other	132	129
Total long-term debt	$103,929	$103,299

Revolving Credit Facility

On June 29, 2004, the Company entered into a new $20,000 secured revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility includes a letter of credit subfacility of up to $10,000 of the total $20,000 maximum facility amount. The Revolving Credit Facility expires on June 29, 2009. Borrowings under the loan and security agreement governing this Revolving Credit Facility are subject to a formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Revolving Credit Facility, we will be able to choose between two per annum interest rate options: (i) the lender’s prime rate and (ii) LIBOR plus a margin of 2.25% currently (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that the minimum interest rate shall be at least equal to 3.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable LIBOR rate margin less 50 basis points. The Revolving Credit Facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Revolving Credit Facility in 2005 and through March 31, 2006.

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

The Revolving Credit Facility contains various covenants which will restrict the Company’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Subordinated Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving Credit Facility exceeds 30% of the facility amount. The Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20,000 facility amount, is 2% through June 29, 2006 and 1% through June 29, 2007.

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

11.5% Senior Secured Notes

On June 29, 2004, the Company issued $90,000 of 11.5% Senior Secured Notes due 2011 (“11.5% Senior Secured Notes”) and 90,000 warrants (“New Warrants”) to purchase an aggregate of 805,230 shares of common stock of the Company. The 11.5% Senior Secured Notes have a maturity date of, and the New Warrants expire on, June 15, 2011. Interest on the 11.5% Senior Secured Notes is payable semi-annually in cash on June 15 and December 15 of each year.

Each of the 90,000 New Warrants entitles the holder to purchase 8.947 shares of the Company’s common stock at an exercise price of $.01 per share. The New Warrants were valued at $11.117 per warrant for accounting purposes using a fair value method for an aggregate fair value of $1,001. The remaining $88,899 of aggregate proceeds was allocated to the carrying value of the 11.5% Senior Secured Notes as of June 29, 2004.

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

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15,000. The minimum annual level of EBITDA covenant is not in effect as of March 31, 2006 as the Company’s unrestricted cash and the amount of available credit under the Revolving Credit Facility exceed $15.0 million.

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

At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of March 31, 2006 is approximately 118%.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

8% Subordinated Notes

The 8% Subordinated Notes bear interest at a rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect 2005 and quarterly with respect to 2006), with interest payable in the form of 8% Subordinated Notes (paid-in-kind) through at least 2004. Interest for 2005 and 2006 will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of 8% Subordinated Notes (paid-in-kind). For the year ended December 31, 2005 and the quarter ended March 31, 2006, interest on the 8% Subordinated Notes was or will be paid entirely in the form of 8% Subordinated Notes (paid-in-kind). We expect to pay all or a majority of interest payable in 2006 in the form of an 8% Subordinated Notes (paid-in-kind). Thereafter, interest will be payable in cash. The 8% Subordinated Notes mature on December 1, 2008.

On June 29, 2004, the holders contractually subordinated the Company’s obligations under the 8% Subordinated Notes to obligations under certain indebtedness, including the 11.5% Senior Secured Notes and the Revolving Credit Facility. The carrying amount of the 8% Subordinated Notes outstanding at March 31, 2006 is $14,547.

The 8% Subordinated Notes were valued at market in fresh-start accounting. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%.

The following table summarizes the carrying value of the 8% Subordinated Notes at December 31 assuming interest through 2006 is paid in the form of 8% Subordinated Notes (paid-in-kind):

	2006	2007
8% Subordinated Notes
Principal	$18,684	$18,684
Discount	(2,283)	(1,148)
Carrying value	$16,401	$17,536

Letter of Credit Facility

Letters of credit in the amount of $2,419 were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at March 31, 2006.

The Company finances its working capital needs through a combination of internally generated cash from operations, cash on hand and the Revolving Credit Facility.

The aggregate maturities of debt (1) for each of the next five years are:

	2006	2007	2008	2009	2010	Thereafter
11.5% Senior Secured Notes						$90,000
8% Subordinated Notes			$18,684
Other	$146					971
	$146		$18,684			$90,971

(1) The aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value of the debt.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

5.	Pension and Postretirement

Pension contributions

The Company paid $1,209 during the first quarter of 2006, and expects to contribute an additional $12,012 during the remainder of the year.

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005
Component of net period benefit cost
Service cost	$537	$634
Interest cost	1,849	1,827
Expected return on plan assets	(1,782)	(1,700)
Amortization of prior service cost	(48)	(92)

Total net periodic benefit cost	$556	$669

The Company has expensed $556 in the first quarter of 2006 and expects its pension expense to be $2,092 for the year.

Postretirement benefits

The Company paid $222 during the first quarter of 2006, and expects to contribute an additional $654 during the remainder of the year.

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005
Component of net period benefit cost
Service cost	$4	$60
Interest cost	125	246
Amortization of actuarial (gain) loss	(1,981)

Total net periodic benefit cost	($1,852)	$306

The Company has a benefit of ($1,852) in the first quarter of 2006 and expects its postretirement benefits amortization benefit to be ($7,074) for the year.

6.	Restructuring Charges

During the first quarter of 2006, the Company committed to a restructuring plan to continue to address the Company's competitive environment. The plan resulted in a before tax charge of $298.

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

Restructuring Reserves

The following table provides details of the 2006 and 2005 restructuring reserves for the period ended March 31, 2006 (dollars in millions):

	Restructuring reserves as of December 31, 2005	2006 Charge	Payments	Other adjustments	Restructuring reserves as of March 31, 2006
2006 employee costs		$0.3	$(0.1)		$0.2
2005 employee costs	$1.6				$1.6
Total restructuring activity	$1.6	$0.3	$(0.1)	$0.0	$1.8

7.	Capital Stock and Paid in Capital

Authorized shares of preferred stock $(0.01 par value per share) and common stock $(0.01 par value per share) for the Company are 50,000,000 shares and 50,000,000 shares, respectively. A total of 10,648,347 shares of common stock were issued and 9,715,954 shares of common stock were outstanding as of March 31, 2006. A total of 10,651,123 shares of common stock were issued and 9,715,954 shares of common stock were outstanding as of December 31, 2005.

Under terms of the Bankruptcy Plan, 660,000 shares of common stock were reserved for grant to management and employees under the Viskase Companies, Inc. Restricted Stock Plan. On April 3, 2003, the Company granted 330,070 shares of restricted common stock (“Restricted Stock”) under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vested 12.5% on grant date; 17.5% on the first anniversary of grant date; 20% on the second anniversary of grant date; 20% on the third anniversary; and, 30% on the fourth anniversary of the grant date, subject to acceleration upon the occurrence of certain events. The Restricted Stock expense for three-month periods ended March 31, 2006 and March 31, 2005 is $2 and $2, respectively. The value of the Restricted Stock was calculated based on the fair market value of approximately $0.10 per share for the new common stock upon emergence from bankruptcy using a multiple of cash flow calculation to determine enterprise value and the related equity value.

8.	Treasury Stock

On June 29, 2004, the Company purchased 805,270 shares of its common stock for $298. The common stock has been accounted for as treasury stock. The treasury shares are being held for use in connection with any exercise of the New Warrants.

9.	Warrants (Dollars in Thousands, Except Per Share and Per Warrant Amounts)

Pursuant to the Company’s plan of reorganization that was consummated on April 3, 2003, holders of the previously outstanding Common Stock received Warrants to purchase shares of Common Stock of the reorganized company. As of March 31, 2006, 304,127 Warrants are outstanding. The Warrants have a seven-year term expiring on April 2, 2010, and have an exercise price of $10.00 per share.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

On June 29, 2004 in conjunction with the issuance of the 11.5% Senior Secured Notes, the Company issued 90,000 New Warrants to purchase an aggregate of 805,230 shares of common stock of the Company. Each of the New Warrants entitles the holder to purchase 8.947 shares of the Company's common stock at an exercise price of $.01 per share through the June 15, 2011 expiration date. The New Warrants were valued at $11.117 per warrant for accounting purposes using a fair value method for an aggregate fair value of the warrant issuance of $1,001.

10.	Contingencies

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2.7 million (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada’s failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period, Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. The Notice of Objection found in favor of the Department of Revenue. The Company appealed the decision. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. Viskase Canada could be required to pay the amount of the underlying sales tax prior to receiving reimbursement for such tax from our customers. Viskase Canada made a settlement offer, whereby Viskase Canada would pay $300 (Canadian), but would not be required to collect the underlying sales tax from the customers of Viskase Canada. The settlement offer was accepted by the Deputy Minister of Revenue of Quebec during November 2005. A settlement agreement has been executed between Viskase Canada Inc. and the Deputy Minister of Revenue of Quebec and in January 2006 the parties filed a Declaration of Settlement out of Court to dismiss the action.

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

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology (“MACT”) air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules was required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $10,348 in capital expenditures for MACT, and expects to spend an additional $200, over the next 6 months, to become compliant with MACT rules at our two U.S. extrusion facilities.

In addition, the Company is involved in various other legal proceedings arising out of our business and other environmental matters, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

12.	Earnings Per Share

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS (in thousands, except for number of shares and per share amounts):

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005
NUMERATOR:

(Loss) income available to common stockholders:

Net (loss) income	$(1,323)	$(1,128)

Net (loss) income available to common stockholders for basic and diluted EPS	$(1,323)	$(1,128)

DENOMINATOR:

Weighted average shares outstanding for basic EPS	9,715,954	9,645,039

Common stock equivalents, consisting of the New Warrants for 805,230 and the 985,000 stock options issued to the President and Chief Executive Officer and management are dilutive; however, the effect of these dilutive securities have not been included in weighted average shares for diluted EPS because they are anti-dilutive due to the net loss.

The vested portion of the Restricted Stock is included in the weighted-average shares outstanding for basic earnings per share. Non-vested shares that vest based solely on continued employment and are not subject to any performance contingency are included in the computation of diluted EPS using the treasury stock method; however, the effect of these dilutive securities have not been included in weighted average shares for diluted EPS because they are anti-dilutive due to the net loss.

13.	Stock-Based Compensation (Dollars in Thousands, Except Per Share Amounts)

In accordance with SFAS 123R, compensation expense for stock option grants recognized in the period ended March 31, 2006 equals $67.

The following table sets forth the pro forma amounts of net income and earnings per share for the three months ended March 31, 2005. The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

3 Months Ended March 31, 2005
Net (loss):
As reported	$(1,128)
Pro forma	$(1,195)
Basic (loss) earnings per share:
As reported	$(0.12)
Pro forma	$(0.12)
Diluted (loss) earnings per share:
As reported	$(0.12)
Pro forma	$(0.12)

The fair values of the options granted during 2005 were estimated on the date of grant using the binomial option pricing model. There were no options granted during 2006. The assumptions used and the estimated fair values are as follows:

2005

Expected term	10 years
Expected stock volatility	14.88%
Risk-free interest rate	4.17%
Fair value	$1.09

The Company has granted non-qualified stock options to its Chief Executive Officer for the purchase of 500,000 shares of its common stock under an employment agreement. The Company originally granted non-qualified stock options to its management for the purchase of 495,000 shares of its common stock. Options were granted at, or above, the fair market value at date of grant and one-third vests on each of the first, second and third anniversaries of the employment agreement, subject to acceleration in certain events. These options for the Chief Executive Officer and those granted to management expire five years and ten years, respectively, from the date of grant.

The Company's outstanding options were:

	Shares Under	Weighted Average
	Option	Exercise Price
Outstanding, January 1, 2005	985,000	$2.65
Granted	0
Exercised	0
Forfeited	0
Outstanding, March 31, 2006	985,000	$2.65

Exercisable options as of March 31, 2006 were 325,011.

14.	Business Segment Information and Geographic Area Information

The Company primarily manufactures and sells cellulosic food casings. The Company’s operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company’s corporate headquarters and are not allocated geographically. They include most of the Company’s debt and related interest expense and income tax benefits. Other expense for the quarter ended March 31, 2006 and March 31, 2005 includes net foreign exchange transaction gains (losses) of approximately $396 and $1,014, respectively.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Geographic Area Information
	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005
Net sales:
United States	$30,986	$31,434
South America	3,147	2,038
Europe	21,320	20,695
Other and eliminations	(4,983)	(4,643)

	$50,470	$49,524
Operating income (loss):
United States	$1,428	$1,978
Canada	(143)	(164)
South America	372	(108)
Europe	(270)	(226)
Other

	$1,387	$1,480
Identifiable assets:
United States	$119,429	$118,623
Canada	15	2,416
South America	8,859	7,471
Europe	69,841	80,743

	$198,144	$209,253
United States export sales:
(reported in United States net sales above)
Asia	$4,398	$4,599
South and Central America	1,383	1,294
Canada	2,022	1,845
Other international	820	1,396

	$8,623	$9,134

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Company Overview

We are a worldwide leader in the manufacture and sale of cellulosic, fibrous and plastic casings for the processed meat industry. We currently operate eight manufacturing facilities and eight distribution centers throughout North America, Europe and South America and we derive approximately 66% of total net sales from customers located outside the United States. We believe we are one of the two largest manufacturers of non-edible cellulose casings for small-diameter processed meats and one of the three largest manufacturers of non-edible fibrous casings. During 2006, we re-entered the market for the manufacture and sale of heat-shrinkable plastic bags for the meat, poultry and cheese industry. Our management believes that the factors most critical to the success of our business are:

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

Our contribution margin varies with changes in selling price, input material costs, labor costs and manufacturing efficiencies. The total contribution margin increases as demand for our casings increases. Our financial results benefit from increased volume because we do not have to increase our fixed cost structure in proportion to increases in demand. For certain products, we operate at near capacity in our existing facilities. We regularly evaluate our capacity and projected market demand. During 2005, the company announced that we were restarting extrusion capacity at our Thâon-les-Vosges, France facility. The Company made the decision to selectively increase our extrusion capacity through a restart of Thâon-les-Vosges, France extrusion capacity to meet the worldwide demand for small-diameter casing. This capacity came on-line during the fourth quarter of 2005.

We operate in a competitive environment. During the mid-1990's, we experienced significant pricing pressure and volume loss with the entrance of a foreign competitor into the United States market. The market for cellulosic casings experienced declines in selling price over the last ten years; we believe selling price has stabilized over the past few years and in 2006 industry prices have begun to increase. Our overall market volume has expanded during this period; however, our financial performance generally moves in direct relation to our average selling price.

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

Comparison of Results of Operations for Fiscal Quarters Ended March 31, 2006 and 2005.

The following discussion compares the results of operations for the fiscal quarter ended March 31, 2006 to the results of operations for the fiscal quarter ended March 31, 2005. We have provided the table below in order to facilitate an understanding of this discussion. The table (dollars in millions) is as follows:

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	% Change Over 2005

NET SALES	$50.5	$49.5	1.9%

COST AND EXPENSES
Cost of sales	41.0	40.0	2.4%
Selling, general and administrative	7.7	7.4	4.1%
Amortization of intangibles	.1	.3	-129.9%
Restructuring expense	.3	.4	-29.9%
OPERATING INCOME	1.4	1.5	-6.7%

Interest income	(.1)	(.2)	-145.7%
Interest expense	3.3	3.1	7.6%
Other (income) expense, net	(.4)	(1.3)	-197.6%
Income tax (benefit)	(.1)	1.0	NM

NET (LOSS)	$(1.3)	$(1.1)	14.7%

Quarter Ended March 31, 2006 Versus Quarter Ended March 31, 2005

Net Sales. Our net sales for the first quarter 2006 were $50.5 million, which represents an increase of $1.0 million or 1.9% from the comparable prior quarter. Net sales benefited $2.5 million due to volume offset by a $1.5 million decrease in foreign currency translation. Our net sales have been affected by our transition to our Monterrey, Mexico finishing facility; sales volume would have been higher if the machine movements were not taking place. In the long run the company will benefit by the transition of finishing to Mexico.

Cost of Sales. Cost of sales for first quarter 2006 increased 2.4% from the prior year due to increased sales level for the same period, and increased as a percent of net sales (from 80.8% in 2005 to 81.2% in 2006). The increase as a percent of sales can be attributed to an increase in energy, raw material, labor costs, costs associated with the start-up of the Monterrey, Mexico finishing facility offset by operating efficiencies and a $2.0 million reduction from the elimination of certain postretirement medical benefits. Costs associated with the start-up of the Monterrey, Mexico finishing facility were approximately $0.4 million during the first quarter of 2006. Cost of sales for the first quarter of 2006 includes higher than normal costs in the Monterrey facility, these costs were not classified as start-up costs quantified above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7.4 million in 2005 to $7.7 million in 2006. This can be attributed to start up expense of our Monterrey, Mexico facility of $.9 million offset by reductions from our continuous cost saving programs.

Restructuring Expenses. Restructuring expenses of $0.3 million in first quarter of 2006 and $0.4 million in the prior year quarter result from approved plans to reduce headcount to address the Company’s competitive environment.

Operating Income. The operating income for 2006 was $1.4 million, representing a decrease of $.1 million from the prior year. The decrease in the operating income resulted primarily from increased restructuring expenses and lower gross margin, which were partially offset by improvements in selling, general and administrative expenses.

Interest Expense. Interest expense, net of interest income, for 2006 was $3.2 million, representing an increase of $0.3 million. The increase is primarily from a $0.1 million decrease in interest income and a $0.1 million reduction in interest capitalized and charged to our capital projects.

Other (Income) Expense. Other income of approximately $0.4 million for 2006 consists principally of a $0.4 million net gain related to foreign currency translation. Other income for 2005 of $1.3 million consists principally of a $1.0 million net gain related to foreign currency translation.

Income Tax (Benefit). An income tax benefit of $0.1 million was recognized on the loss before income taxes of $1.4 million for the first quarter of 2006.

Primarily as a result of the factors discussed above, net loss was $1.3 million for the first quarter of 2006 compared to net loss of $1.1 million for comparable prior year period.

Effect of Changes in Exchange Rates

In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies, with the exception of the Brazilian export market and the U.S. export markets, which are priced in U.S. dollars. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Exchange rate fluctuations increased comprehensive income by $.5 million in 2006 and decreased comprehensive income by $1.3 million for the comparable period in 2005.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $6.4 million during the first three months of 2006. Cash flows used in operating activities were $2.9 million and used in investing activities were $3.6 million. Cash flows used in financing activities were not significant. Cash flows used in operating activities were principally attributable to net loss, increase in working capital, decrease in deferred taxes and postretirement curtailment gain offset by depreciation and amortization, non-cash interest and foreign translation losses. Cash flows used in investing activities were principally attributable to capital expenditures offset by proceeds from the disposition of assets and the release of restricted cash. Cash flows used in financing activities principally consisted of the repayment of debt.

As of March 31, 2006 the Company had positive working capital of approximately $40.4 million including restricted cash of $3.3 million, with additional amounts available under its revolving credit facility.

On June 29, 2004, the Company issued $90.0 million of 11.5% Senior Secured Notes due 2011 and 90,000 warrants to purchase an aggregate of 805,230 shares of common stock of the Company. The 11.5% Senior Secured Notes have a maturity date of, and the New Warrants expire on, June 15, 2011. Interest on the 11.5% Senior Secured Notes is payable semi-annually in cash on June 15 and December 15 of each year. Also on June 29, 2004, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) and related documentation with respect to the Revolving Credit Facility that provides for loans of up to $20.0 million.

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

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15.0 million. The minimum annual level of EBITDA covenant is not in effect as of March 31, 2006 as the Company’s unrestricted cash and the amount of available credit under the Revolving Credit Facility exceed $15.0 million.

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

At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of March 31, 2006 is approximately 118%.

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

The Revolving Credit Facility contains various covenants which will restrict the Company’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Subordinated Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving Credit Facility exceeds 30% of the facility amount. The Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20.0 million facility amount, is 2% through June 29, 2006, and 1% through June 29, 2007.

Borrowings under the Loan and Security Agreement governing the Revolving Credit Facility are subject to a formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Revolving Credit Facility, we will be able to choose between two per annum interest rate options: (i) the lender’s prime rate and (ii) LIBOR plus a margin currently of 2.25% (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that the minimum interest rate shall be at least equal to 3.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable LIBOR rate margin less 50 basis points. The Revolving Credit Facility also provides for an unused line fee of 0.375% per annum. There were no borrowings under the Revolving Credit Facility in 2005 and through March 31, 2006.

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

The 8% Subordinated Notes bear interest at a rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect 2005 and quarterly with respect to 2006), with interest payable in the form of 8% Subordinated Notes (paid-in-kind) through at least 2004. Interest for 2005 and 2006 will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of 8% Subordinated Notes (paid-in-kind). For the year ended December 31, 2005 and the quarter ended March 31, 2006, interest on the 8% Subordinated Notes was or will be paid entirely in the form of 8% Subordinated Notes (paid-in-kind). We expect to pay all or a majority of interest payable in 2006 in the form of an 8% Subordinated Notes (paid-in-kind). Thereafter, interest will be payable in cash. The 8% Subordinated Notes mature on December 1, 2008.

On June 29, 2004, the holders contractually subordinated the Company’s obligations under the 8% Subordinated Notes to obligations under certain indebtedness, including the 11.5% Senior Secured Notes and the Revolving Credit Facility. The carrying amount of the 8% Subordinated Notes outstanding at March 31, 2006 is $14,547.

The 8% Subordinated Notes were valued at market in fresh-start accounting. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%. The following table summarizes the carrying value (in thousands) of the 8% Subordinated Notes at December 31 assuming interest through 2006 is paid in the form of 8% Subordinated Notes (paid-in-kind):

	2006	2007
8% Subordinated Notes
Principal	$18,684	$18,684
Discount	(2,283)	(1,148)
Carrying value	$16,401	$17,536

Letters of credit in the amount of $2.4 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at March 31, 2006.

We finance our working capital needs through a combination of internally generated cash from operations, cash on hand and our Revolving Credit Facility.

Our board of directors has approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $10.0 million, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $10.0 million in connection with the restructuring. As of March 31 2005, we have made capital expenditures of approximately $8.3 million. We began to incur these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the end of 2006. We believe that the restructuring will yield annual operating cost reductions of between $7.0 million and $8.0 million when the Mexico relocation is complete.

Capital expenditures for the first three months of 2006 and the first three months for 2005 totaled $3.6 million and $2.8 million, respectively. The 2006 capital expenditures are principally related to the relocation of finishing operations to Mexico.

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

Pension and Postretirement Benefits

Our long-term pension and postretirement benefit liabilities totaled $57.6 million at March 31, 2006.

Expected annual cash contributions for pension and postretirement benefit liabilities are expected to be (in millions):

	2006	2007	2008	2009	2010
Pension	$12.6	$9.0	$7.6	$7.6	$7.6
Postretirement benefits	0.9	0.8	0.7	0.7	0.7
Total	$13.5	$9.8	$8.3	$8.3	$8.3

Other

As of March 31, 2006, the aggregate maturities of debt(1) for each of the next five years are (in thousands):

	2006	2007	2008	2009	2010	Thereafter
11.5% Senior Secured Notes						$90,000
8% Subordinated Notes			$18,684
Other	$146					971
	$146		$18,684			$90,971

(1)	The aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value.

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

The Company recognized a one-time $.974 million curtailment gain recorded in the consolidated statements of operations and reduction in the unfunded pension liability included in Accrued employee benefits on the consolidated balance sheets related to the announced closing of its Kentland, Indiana finishing operations. This curtailment gain was recognized as of December 31, 2005.

The United States and Canadian operations of the Company historically provided postretirement health care and life insurance benefits. The Company accrues for the accumulated postretirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions. The Company terminated postretirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who are not covered by a collective bargaining agreement. The termination of the United States postretirement medical benefits resulted in a $34.055 million curtailment gain and reduction in the unfunded postretirement liability included in Accrued employee benefits on the consolidated balance sheets in 2004.

On September 30, 2005, employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminated postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $0.668 million curtailment gain and reduction in the unfunded postretirement medical liability included in “Accrued employee benefits” on the consolidated balance sheets in 2005. In addition, the Company will amortize the remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. Approximately $1.981 million was recorded as a reduction to cost of sales during the first quarter of 2006 and will recognize a total of $7.929 million during 2006.

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

In the ordinary course of business, we lease certain equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of March 31, 2006 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

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

During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16.6 million for taxes and R$16.3 million for penalties and interest, or about $7.6 million and $7.5 million, respectively at exchange rates in effect on March 23, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$0.2 million for taxes and R$1.7 million for penalties and interest, or about $0.1 million and $0.8 million, respectively, at exchange rates in effect on March 23, 2006. The attorneys representing Viskase Brazil on these tax disputes have advised the Company that the likelihood of liability with respect to the tax assessments is remote. In view of the magnitude of the assessments, Viskase Brazil sought the advice of another law firm with respect to one of the Import Assessments and with respect to the Documentation Assessment. The second law firm expressed its belief (i) that the likelihood of liability on the Import Assessment it reviewed either was possible tending to probable or was possible, depending on the theory of liability pursued by the tax authorities, and (ii) that the likelihood of liability on the Documentation Assessment was probable. Viskase believes that the two Import Assessments raise essentially the same issues and therefore did not seek advice from the second law firm with respect to the other Import Assessment. The Company has provided a reserve in the amount of $2.0 million. Viskase Brazil strongly denies the allegations set forth in the tax assessments and intends to vigorously defend itself.

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology (“MACT”) air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. The Company submitted extensive comments to the EPA during the public comment period. Compliance with these new rules was required by June 13, 2005, although the Company has obtained a one-year extension for both of its facilities. To date, the Company has spent approximately $10.3 million in capital expenditures for MACT, and expects to spend an additional $0.2 million, over the next 6 months, to become compliant with MACT rules at our two U.S. extrusion facilities.

In addition, the Company is involved in various other legal proceedings arising out of our business and other environmental matters, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic method of accounting for stock compensation. SFAS 123R is applicable for annual, rather than interim, periods beginning after June 15, 2005, and as such the Company adopted SFAS 123R in January 2006. The Company expects the effect of adopting this standard using the modified prospective methodology will be to expense $0.268 million and $0.245 million in 2006 and 2007, respectively.

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

In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), "Inventory Costs - an Amendment of ARB No. 43 Chapter 4." SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard beginning the first quarter of fiscal year 2006. The adoption of this standard did not have a material effect on our financial statements as such costs have historically been expensed as incurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks related to foreign currency exchange rates. In order to manage the risk associated with this exposure to such fluctuations, the Company occasionally uses derivative financial instruments. The Company does not enter into derivatives for trading purposes.

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at March 31, 2006, a 10% devaluation of the U.S. dollar would benefit the Company’s consolidated financial position by approximately $0.092 million for 2006 and $.049 million for the comparable period 2005. Exchange rate fluctuations increased comprehensive income by $.549 million for 2006 and decreased $1.338 million for the comparable period 2005.

The Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the loss on the change of fair value of the future contracts open during the first the quarter of 2005 was recorded in Other (income) expense, net and was immaterial. There were no open gas contracts during the first quarter of 2006.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

We identified the following control deficiency which constituted a “significant deficiency” (as defined by standards established by the Public Company Accounting Oversight Board): during the first quarter of 2006, we discovered that certain incorrect journal entries had been made in the Company’s European operations in the fourth quarters of 2004 and 2005. During the first quarter of 2006, we implemented additional review and analytical procedures by the Company’s European managing director and the Company’s CFO in the United States to address the appropriate recording of journal entries and evaluation of the operating results of the Company’s European operations.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

For a description of pending litigation and other contingencies, see Part 1, Note 10, Contingencies in Notes to Consolidated Financial Statements for Viskase Companies, Inc. and Subsidiaries.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: May 15, 2006