Form 10-Q
period 2006-06-30
VISKASE COMPANIES INC
filed 2006-08-14
CIK 33073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to________

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 10, 2006, there were 9,810,999 shares outstanding of the registrant's Common Stock, $.01 par value.

VISKASE COMPANIES, INC.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Number of Shares and Per Share Amounts)

	June 30,2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,317	$11,904
Restricted cash	3,268	3,251
Receivables, net	32,529	29,664
Inventories	43,463	36,419
Other current assets	17,096	15,563
Total current assets	99,673	96,801

Property, plant and equipment	125,228	116,509
Less accumulated depreciation	28,172	22,988
Property, plant and equipment, net	97,056	93,521

Deferred financing costs, net	3,324	3,667
Other assets	3,440	3,851
Total Assets	$203,493	$197,840

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Short-term debt including current portion of long-term debt and capital leases	$8,532	$182
Accounts payable	18,488	17,958
Accrued liabilities	33,975	32,031
Current deferred tax liabilties	710	710
Total current liabilities	61,705	50,881

Long-term debt, net of current maturities	104,575	103,299

Accrued employee benefits	54,475	61,429
Deferred tax liabilties	8,379	8,357
Deferred revenue	395	553

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.01 par value; none outstanding
Common stock, $.01 par value; 10,681,892 shares issued and 9,800,499 outstanding at June 30, 2006;and 10,651,123 shares issued and 9,715,954 shares outstanding at December 31, 2005	106	106
Additional paid in capital	2,029	1,895
Accumulated (deficit)	(24,919)	(23,467)
Less 805,270 treasury shares, at cost	(298)	(298)
Accumulated other comprehensive income	(2,949)	(4,907)
Unearned restricted stock issued for future service	(5)	(8)
Total stockholders' (deficit)	(26,036)	(26,679)
Total Liabilities and Stockholders' Deficit	$203,493	$197,840

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except for Number of Shares and Per Share Amounts)

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005

NET SALES	53,451	$52,100	$103,921	$101,624

Cost of sales	41,852	40,982	82,811	80,974

GROSS MARGIN	11,599	11,118	21,110	20,650

Selling, general and administrative	7,021	7,011	14,723	14,413
Amortization of intangibles	116	118	233	387
Restructuring expense	114	1,787	412	2,174

OPERATING INCOME	4,348	2,202	5,742	3,676

Interest income	53	113	134	312
Interest expense	3,352	3,193	6,669	6,259
Other expense (income), net	640	2,043	226	784

INCOME (LOSS) BEFORE INCOME TAXES	409	(2,921)	(1,019)	(3,055)

Income tax provision (benefit)	539	(658)	434	336

NET (LOSS) INCOME	(130)	(2,263)	(1,453)	(3,391)

Other comprehensive income(loss):
Foreign currency translation adjustments	$1,409	$(1,425)	$1,958	$(2,763)

COMPREHENSIVE INCOME (LOSS)	$1,279	$(3,688)	$505	$(6,154)

WEIGHTED AVERAGE COMMON SHARES
- BASIC AND DILUTED	9,755,621	9,714,863	9,735,897	9,680,144

PER SHARE AMOUNTS:
(LOSS) EARNINGS PER SHARE
- BASIC AND DILUTED	$(0.01)	$(0.23)	$(0.15)	$(0.35)

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005
Cash flows from operating activities:
Net (loss)	$(1,453)	$(3,391)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization under capital lease	4,818	5,621
Stock-based compensation	134
Amortization of intangibles	233	384
Amortization of deferred financing fees	361	349
Postretirement curtailment gain and amortization	(3,961)
(Decrease) increase in deferred income taxes	(337)	(976)
Foreign currency translation (gain) loss	(624)	533
(Gain) on disposition of assets	(17)	(278)
Bad debt provision	101	55
Non-cash interest on 8% notes and 11.5% notes	1,267	1,159

Changes in operating assets and liabilities:
Receivables	(1,751)	(1,054)
Inventories	(5,884)	(4,046)
Other current assets	(1,086)	(632)
Accounts payable and accrued liabilities	1,473	(5,124)
Other	(3,905)	3,665
Total adjustments	(9,178)	(344)

Net cash (used in) operating activities before reorganization expense	(10,631)	(3,735)

Cash flows from investing activities:
Capital expenditures	(6,647)	(4,821)
Reacquistion of leased assets		(644)
Proceeds from disposition of assets	27	1,114
Restricted cash	(17)	1,284
Net cash (used in) investing activities	(6,637)	(3,067)

Cash flows from financing activities:
Proceeds from revolving loan and long term borrowings	8,418
Deferred financing costs	(18)	(302)
Repayment of long-term borrowings and capital obligation	(82)	(85)
Net cash (used in) financing activities	8,318	(387)

Effect of currency exchange rate changes on cash	363	(752)
Net (decrease) in cash and equivalents	(8,587)	(7,941)
Cash and equivalents at beginning of period	11,904	30,255
Cash and equivalents at end of period	$3,317	$22,314

Supplemental cash flow information:
Interest paid less capitalized interest	$6,058	$4,738
Income taxes paid	$89	$35

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

Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $189 and $10,711 of short-term investments at June 30, 2006 and December 31, 2005, respectively. Restricted cash is principally cash held as collateral for outstanding letters of credit with a commercial bank.

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

In the ordinary course of business, we lease certain equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of June 30, 2006 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

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

Accounts Payable

The Company’s cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $895 and $1,427 at June 30, 2006 and December 31, 2005, respectively, are not deducted from cash but are reflected in “Accounts payable” on the consolidated balance sheets.

Deferred Revenue

License fees paid in advance are deferred and recognized on a straight line basis over the life of the applicable patent. As of June 30, 2006 the remaining balance of deferred revenue was $711, including $316 of short-term license fees included in “Other current liabilities.”

Pensions and Other Postretirement Benefits

The North American operations have defined benefit retirement plans that cover substantially all salaried and full-time hourly employees who were hired on or before March 31, 2003 and a fixed defined contribution plan and a discretionary profit sharing plan that cover substantially all salaried and full-time hourly employees who were hired on or after April 1, 2003. The operations in Germany have a defined benefit retirement plan that covers substantially all salaried and full-time hourly employees. Pension cost is computed using the projected unit credit method. The discount rate used approximates the average yield for high quality corporate bonds as of the valuation date. Our funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

United States employees hired on or after April 1, 2003 who are not covered by a collective bargaining agreement and United States employees hired after September 30, 2004 who are covered by a collective bargaining agreement are eligible for a defined contribution benefit equal to three percent of base earnings (as defined by the plan), in lieu of the defined benefit retirement plans.

The Company recognized a one-time $974 curtailment gain recorded in the consolidated statements of operations and reduction in the unfunded pension liability included in “Accrued employee benefits” on the consolidated balance sheet related to the announced closing of our Kentland, Indiana finishing operations. This curtailment gain was recognized as of December 31, 2005.

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

On September 30, 2005 employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminates postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $668 curtailment gain and reduction in the unfunded postretirement medical liability included in “Accrued employee benefits” on the consolidated balance sheets in 2005. In addition, the Company will amortize the remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. Approximately $3,961 was recorded as a reduction to cost of sales during the first six months of 2006 and a total of $7,929 will be recognized during 2006.

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

Accounting for Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment”, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

(Dollars in Thousands, Except Per Share Amounts)	3 Months Ended June 30, 2005	6 Months Ended June 30, 2005

Net (loss), as reported	$(2,263)	$(3,391)
Deduct: Total stock-based compensation expense under a fair value based method, net of related tax effects	(67)	(134)
Net (loss), pro forma	$(2,330)	$(3,525)

Basic (loss) earnings per share, as reported	$(0.23)	$(0.35)
Diluted (loss) earnings per share, as reported	$(0.23)	$(0.35)
Basic (loss) earnings per share, pro forma	$(0.25)	$(0.36)
Diluted (loss) earnings per share, pro forma	$(0.25)	$(0.36)

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." SFAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. SFAS 123R is applicable for annual, rather than interim, periods beginning after June 15, 2005, and as such the Company adopted SFAS 123R in January 2006. The Company expects the effect of adopting this standard using the modified prospective methodology will be to expense $268 and $245 in 2006 and 2007, respectively. Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share-based awards in 2005. Accordingly, no compensation expense was recognized for share-based awards granted in connection with the issuance of stock options under the Company’s equity incentive plans. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in the Company recording compensation expense for employee stock options and employee share-based awards granted prior to the adoption using the Black-Scholes pricing valuation model.

In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), "Inventory Costs - an Amendment of ARB No. 43 Chapter 4." SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard beginning the first quarter of fiscal year 2006. The adoption of this standard did not have a material effect on our financial statements as such costs have historically been expensed as incurred.

In May 2005, the FASB issued SFAS No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections." SFAS 154 replaced Accounting Principles Board Opinion, or APB, No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provided guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

2.	Cash and Cash Equivalents

	June 30, 2006	December 31, 2005

Cash and cash equivalents	$3,317	$11,904
Restricted cash	3,268	3,251

	$6,585	$15,155

As of June 30, 2006, cash equivalents and restricted cash of $189 were invested in short-term investments.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

3.	Inventories

Inventories consisted of:

	June 30, 2006	December 31, 2005

Raw materials	$6,534	$5,880
Work in process	21,708	16,772
Finished products	15,221	13,767

	$43,463	$36,419

Approximately 48.86% of the Company’s inventories at June 30, 2006 were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of FIFO cost or market.

4.	Debt Obligations (Dollars in Thousands, Except For Number of Shares and Warrants, and Per Share, Per Warrant and Per Bond Amounts)

Outstanding short-term and long-term debt consisted of:

	June 30, 2006	December 31, 2005

Short-term debt including current maturities of long-term debt:
Revolving Credit Facility	$8,418
Current maturities of capital leases	114	$182
Total short-term debt	$8,532	$182
Long-term debt:
11.5% Senior Secured Notes	89,285	$89,214
8% Subordinated Notes	15,152	13,956
Other	138	129
Total long-term debt	$104,575	$103,299

Revolving Credit Facility

On June 29, 2004, the Company entered into a $20,000 secured revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility includes a letter of credit subfacility of up to $10,000 of the total $20,000 maximum facility amount. The Revolving Credit Facility expires on June 29, 2009. Borrowings under the loan and security agreement governing this Revolving Credit Facility are subject to a formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Revolving Credit Facility, we will be able to choose between two per annum interest rate options: (i) the lender’s prime rate and (ii) LIBOR plus a margin currently set at 2.25% (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that the minimum interest rate shall be at least equal to 3.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable LIBOR rate margin less 50 basis points. The Revolving Credit Facility also provides for an unused line fee of 0.375% per annum.

Indebtedness under the Revolving Credit Facility is secured by liens on substantially all of the Company’s and the Company’s domestic subsidiaries’ assets, with liens: (i) on inventory, accounts receivable, lockboxes, deposit accounts into which payments are deposited and proceeds thereof, which will be contractually senior to the liens securing the 11.5% Senior Secured Notes and the related guarantees pursuant to an intercreditor agreement; (ii) on real property, fixtures and improvements thereon, equipment and proceeds thereof, which will be contractually subordinate to the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement; (iii) on all other assets, will be contractually pari passu with the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

The Revolving Credit Facility contains various covenants that restrict the Company’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Subordinated Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving Credit Facility exceeds 30% of the facility amount. The Company was in compliance with the minimum EBITDA and permitted capital expenditures covenants as of June 30, 2006.

The average interest rate on short-term borrowing for the first six-months of 2006 was 8.11%

The Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20,000 facility amount, is 1% through June 29, 2007.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)
With limited exceptions, the 11.5% Senior Secured Notes require that the Company maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:

Fiscal quarter ending	Amount

September 30, 2004 through September 30, 2006	$16,000
December 31, 2006 through September 30, 2008	$18,000
December 31, 2008 and thereafter	$20,000

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15,000. As of June 30, 2006, the Company’s unrestricted cash and amount available under the Revolving Credit Facility were less than the $15,000. The Company was in compliance with the minimum annual level of EBITDA as of June 30, 2006.

The 11.5% Senior Secured Notes limit the ability of the Company to: (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments; (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and (x) change the nature of our business.

At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of June 30, 2006 is approximately 116%.

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

Within 90 days after the end of each fiscal year ending in 2006 and thereafter, for which the Company’s Excess Cash Flow (as defined) was greater than or equal to $2.0 million, the Company must offer to purchase a portion of the 11.5% Senior Secured Notes at 101% of principal amount, together with accrued and unpaid interest to the date of purchase, with 50% of our Excess Cash Flow from such fiscal year (“Excess Cash Flow Offer Amount”); except that no such offer shall be required if the Revolving Credit Facility prohibits such offer from being made because, among other things, a default or an event of default is then outstanding thereunder. The Excess Cash Flow Offer Amount shall be reduced by the aggregate principal amount of 11.5% Senior Secured Notes purchased in eligible open market purchases as provided in the indenture. We do not expect there will be any Excess Cash Flow (as defined) for the 2006 fiscal year.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

8% Subordinated Notes

The 8% Subordinated Notes bear interest at a rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect 2005 and quarterly with respect to 2006), with interest payable in the form of 8% Subordinated Notes (paid-in-kind) through 2004. Interest for 2005 and 2006 will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of 8% Subordinated Notes (paid-in-kind). For the year ended December 31, 2005 and the quarters ended March 31, 2006 and June 30, 2006, interest on the 8% Subordinated Notes was paid entirely in the form of 8% Subordinated Notes (paid-in-kind). We expect to pay all of the interest payable in 2006 in the form of 8% Subordinated Notes (paid-in-kind). Thereafter, interest will be payable in cash. The 8% Subordinated Notes mature on December 1, 2008.

On June 29, 2004, the holders contractually subordinated the Company’s obligations under the 8% Subordinated Notes to obligations under certain indebtedness, including the 11.5% Senior Secured Notes and the Revolving Credit Facility. The carrying amount of the 8% Subordinated Notes outstanding at June 30, 2006 is $15,152.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Letter of Credit Facility

Letters of credit in the amount of $2,419 were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at June 30, 2006.

The Company finances its working capital needs through a combination of internally generated cash from operations, cash on hand and our Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company’s compliance with certain covenants, borrowing base limitations measured by accounts receivable and inventory of the Company, and reserves that may be established at the discretion of the lender.

The aggregate maturities of debt (1) for each of the next five years are:

	2006	2007	2008	2009	2010	Thereafter

Revolving Credit Facility	$8,418
11.5% Senior Secured Notes						$90,000
8% Subordinated Notes			$18,684
Other	114					1,016

	$8,532		$18,684			$91,016

(1)  The aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value of the debt.

5.	Pension and Postretirement

Pension contributions

The Company paid $2,909 during the second quarter of 2006, and expects to contribute an additional $8,837 during the remainder of the year.

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005

Component of net period benefit cost
Service cost	$537	$643	$1,074	$1,277
Interest cost	1,755	1,827	3,604	3,654
Expected return on plan assets	(1,783)	(1,700)	(3,565)	(3,400)
Amortization of prior service cost	(48)	(92)	(96)	(184)
Total net periodic benefit cost	$461	$678	$1,017	$1,347

The Company expects its pension expense to be $2,123 for the year.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Postretirement benefits

The Company paid $123 during the second quarter of 2006, and expects to contribute an additional $317 during the remainder of the year.

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005

Component of net period benefit cost
Service cost	$17	$60	$21	$120
Interest cost	276	299	401	545
Amortization of actuarial (gain) loss	(1,969)	(52)	(3,950)	(52)

Total net periodic benefit cost	$(1,676)	$307	$(3,528)	$613

The Company expects its postretirement benefits amortization benefit to be ($7,050) for the year.

6.	Restructuring Charges

During the first and second quarters of 2006, the Company committed to restructuring plans to continue to address the Company's competitive environment. The plans resulted in before tax charges of $298 and $114, respectively.

During the second quarter of 2005, our board of directors approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $16,000, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $10,000 in connection with the restructuring. We began incurring a substantial portion of these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the end of 2006.

A $1,787 charge for one-time employee costs related to the Kentland, Indiana relocation was recorded during the second quarter of 2005.

During the first quarter of 2005, the Company committed to a restructuring plan to continue to address the Company's competitive environment. The plan resulted in a before tax charge of $387.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Restructuring Reserves

The following table provides details of the 2006 and 2005 restructuring reserves for the period ended June 30, 2006 (dollars in millions):

	Restructuring reserves as of December 31, 2005	2006Charge	Payments	Other adjustments	Restructuring reserves as ofJune 30, 2006

2006 employee costs		$0.4	$(0.3)		$0.1
2005 employee costs	$1.6		(0.1)		$1.5
Total restructuring activity	$1.6	$0.4	$(0.4)		$1.6

7.	Capital Stock and Paid in Capital

Authorized shares of preferred stock $(0.01 par value per share) and common stock $(0.01 par value per share) for the Company are 50,000,000 shares and 50,000,000 shares, respectively. A total of 10,681,892 shares of common stock were issued and 9,800,499 shares of common stock were outstanding as of June 30, 2006. A total of 10,651,123 shares of common stock were issued and 9,715,954 shares of common stock were outstanding as of December 31, 2005.

Under terms of the Company’s plan of reorganization that was consummated on April 3, 2003 (the “Bankruptcy Plan”), 660,000 shares of common stock were reserved for grant to management and employees under the Viskase Companies, Inc. Restricted Stock Plan. On April 3, 2003, the Company granted 330,070 shares of restricted common stock (“Restricted Stock”) under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vested 12.5% on grant date; 17.5% on the first anniversary of grant date; 20% on the second anniversary of grant date; 20% on the third anniversary; and, 30% on the fourth anniversary of the grant date, subject to acceleration upon the occurrence of certain events. The Restricted Stock expense for six-month periods ended June 30, 2006 and June 30, 2005 is $3 and $3, respectively. The value of the Restricted Stock was calculated based on the fair market value of approximately $0.10 per share for the new common stock upon emergence from bankruptcy using a multiple of cash flow calculation to determine enterprise value and the related equity value.

8.	Treasury Stock

On June 29, 2004, the Company purchased 805,270 shares of its common stock for $298. The common stock has been accounted for as treasury stock.

9.	Warrants (Dollars in Thousands, Except Per Share and Per Warrant Amounts)

Pursuant to the Bankruptcy Plan, holders of the previously outstanding Common Stock received Warrants to purchase shares of Common Stock of the reorganized company. As of June 30, 2006, 304,127 Warrants are outstanding. The Warrants have a seven-year term expiring on April 2, 2010, and have an exercise price of $10.00 per share.

On June 29, 2004 in conjunction with the issuance of the 11.5% Senior Secured Notes, the Company issued 90,000 New Warrants to purchase an aggregate of 805,230 shares of common stock of the Company. Each of the New Warrants entitles the holder to purchase 8.947 shares of the Company's common stock at an exercise price of $.01 per share through the June 15, 2011 expiration date. The New Warrants were valued at $11.117 per warrant for accounting purposes using a fair value method for an aggregate fair value of the warrant issuance of $1,001. As of June 30, 2006, 86,250 New Warrants, which entitle the holders to purchase 771,679 shares of the Company’s common stock, were outstanding.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

In 1993, the Illinois Department of Revenue (“IDR”) filed a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR’s denial of the Company’s allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries.  The IDR asserted it was owed, as of the petition date, $998 in taxes, $357 in interest and $271 in penalties.  The Company objected to the claim on various grounds.  In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the District Court affirmed the Bankruptcy Court’s order denying the IDR claim.   IDR appealed the District Court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the District Court and remanded the case for further proceedings on the Company’s other objections to the claim. On November 16, 2005 the Bankruptcy Court issued an opinion in which it denied the IDR’s claim to the extent it seeks principal tax liability and found that no principal tax liability remains due.   However, because of certain timing issues with respect to the carryback of subsequent net operating loss used to eliminate the principal tax liabilities in 1988 and 1989, the issue of the amount of interest and  penalties (for approximately 14 years), if any, has not yet been determined by the Bankruptcy Court.  The IDR has asserted that as of February 2006, approximately $432 was owed in interest.  On June 21, 2006, the Bankruptcy Court issued an order granting in part and denying in part the IDR claim. The Bankruptcy Court order determined the amount of interest due through May 2006 to be $301. On June 29, 2006, the IDR appealed the Bankruptcy Court November 16, 2006 order with regard to the principal tax liability in 1988 and 1999. The Company intends to vigorously defend its position on the utilization of the carryback of subsequent net operating losses to eliminate the principal tax liabilities in 1988 and 1989. The IDR has asserted that if it were successful on appeal, that the Company would have liability to the IDR as of the beginning of 2005 in the amount of approximately $2,900.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2.7 million (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada’s failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period, Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. The Notice of Objection found in favor of the Department of Revenue. The Company appealed the decision. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. Viskase Canada could be required to pay the amount of the underlying sales tax prior to receiving reimbursement for such tax from our customers. Viskase Canada made a settlement offer, whereby Viskase Canada would pay $300 (Canadian), but would not be required to collect the underlying sales tax from the customers of Viskase Canada. The settlement offer was accepted by the Deputy Minister of Revenue of Quebec during November 2005. A settlement agreement has been executed between Viskase Canada and the Deputy Minister of Revenue of Quebec, and in January 2006 the parties filed a Declaration of Settlement out of Court to dismiss the action.

During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16,588 for taxes and R$16,318 for penalties and interest, or about $7,546 and $7,423, respectively, at exchange rates in effect on July 24, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$188 for taxes and R$1,690 for penalties and interest, or about $86 and $769, respectively, at exchange rates in effect on July 24, 2006. The attorneys representing Viskase Brazil on these tax disputes have advised the Company that the likelihood of liability with respect to the tax assessments is remote. In view of the magnitude of the assessments, Viskase Brazil sought the advice of another law firm with respect to one of the Import Assessments and with respect to the Document Assessment. The second law firm expressed its belief (i) that the likelihood of liability on the Import Assessment it reviewed either was possible tending to probable or was possible, depending on the theory of liability pursued by the tax authorities, and (ii) that the likelihood of liability on the Documentation Assessment was probable. Viskase believes that the two Import Assessments raise essentially the same issues and therefore did not seek advice from the second law firm with respect to the other Import Assessment. The Company has provided a reserve in the amount of $2,000. Viskase Brazil strongly denies the allegations set forth in the tax assessments and intends to vigorously defend itself.

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

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS (in thousands, except for number of shares and per share amounts):

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005

NUMERATOR:

(Loss) income available to common stockholders:

Net (loss) income	$(130)	$(2,263)	$(1,453)	$(3,391)

Net (loss) income available to common stockholders for basic and diluted EPS	$(130)	$(2,263)	$(1,453)	$(3,391)

DENOMINATOR:

Weighted average shares outstanding for basic EPS	9,755,621	9,714,863	9,735,897	9,680,144

Common stock equivalents, calculated on a weighted average basis, consisting of the New Warrants and the stock options issued to the President and Chief Executive Officer, are dilutive. The effect of these securities has not been included in weighted average shares for diluted EPS because they are anti-dilutive due to the net loss in the periods reported.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

13.	Stock-Based Compensation (Dollars in Thousands, Except Per Share Amounts)

In accordance with SFAS 123R, compensation expense for stock option grants recognized in the period ended June 30, 2006 equals $134.

The following table sets forth the pro forma amounts of net income and earnings per share for the six months ended June 30, 2005. The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.

	3 Months Ended June 30, 2005	6 Months Ended June 30, 2005
Net (loss):
As reported	$(2,263)	$(3,391)
Pro forma	$(2,330)	$(3,525)
Basic and diluted (loss) earnings per share:
As reported	$(0.23)	$(0.35)
Pro forma	$(0.25)	$(0.36)

The fair values of the options granted during 2005 were estimated on the date of grant using the binomial option pricing model. There have been no options granted during 2006. The assumptions used and the estimated fair values are as follows:

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

The Company's outstanding options were:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, December 31, 2005	985,000	$2.65
Granted
Exercised
Forfeited	(1,666)	$2.90
Outstanding, June 30, 2006	983,334	$2.65

Exercisable options as of June 30, 2006 were 328,345.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

14.	Business Segment Information and Geographic Area Information

The Company primarily manufactures and sells cellulosic food casings. The Company’s operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company’s corporate headquarters and are not allocated geographically. They include most of the Company’s debt and related interest expense and income tax benefits. Other expense for the quarter ended June 30, 2006 and June 30, 2005 includes net foreign exchange transaction gains (losses) of approximately $520 and $(970), respectively.

Geographic Area Information:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005
Net sales:
United States	$64,511	$64,082
South America	6,625	3,958
Europe	44,883	41,882
Other and eliminations	(12,098)	(8,298)
	$103,921	$101,624
Operating income (loss):
United States	$4,472	$4,194
Canada	(186)	(21)
South America	888	(249)
Europe	568	(248)
Other
	$5,742	$3,676
Identifiable assets:
United States	$120,363	$114,468
Canada	(4)	37
South America	9,903	7,806
Europe	73,231	77,363
	$203,493	$199,674
United States export sales:
(reported in United States net sales above)
Asia	$8,449	$9,241
South and Central America	3,315	2,548
Canada	4,331	4,078
Other international	1,714	6,148
	$17,809	$22,015

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Company Overview

We are a worldwide leader in the manufacture and sale of cellulosic, fibrous and plastic casings for the processed meat industry. We currently operate eight manufacturing facilities and eight distribution centers throughout North America, Europe and South America and we derive approximately 61% of total net sales from customers located outside the United States. We believe we are one of the two largest manufacturers of non-edible cellulose casings for small-diameter processed meats and one of the three largest manufacturers of non-edible fibrous casings. During 2006, we re-entered the market for the manufacture and sale of heat-shrinkable plastic bags for the meat, poultry and cheese industry. Our management believes that the factors most critical to the success of our business are:

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

Comparison of Results of Operations for Fiscal Quarters Ended June 30, 2006 and 2005.

The following discussion compares the results of operations for the fiscal quarter ended June 30, 2006 to the results of operations for the fiscal quarter ended June 30, 2005. We have provided the table below in order to facilitate an understanding of this discussion. The table (dollars in millions) is as follows:

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	% Change Over 2005

NET SALES	$53.5	$52.1	2.5%

COST AND EXPENSES
Cost of sales	41.9	41.0	2.1%
Selling, general and administrative	7.0	7.0	0.1%
Amortization of intangibles	.1	.1	-1.7%
Restructuring expense	.1	1.8	-1467.5%
OPERATING INCOME	4.3	2.2	49.4%

Interest income	.1	.1	-113.2%
Interest expense	3.4	3.2	4.7%
Other expense, net	.6	2.0	-219.2%
Income tax provision (benefit)	.5	(.7)	NM

NET (LOSS) INCOME	$(.1)	$(2.3)	-1640.8%

NM = Not meaningful when comparing positive to negative numbers or to zero.

Net Sales. Our net sales for the second quarter 2006 were $53.5 million, which represents an increase of $1.4 million or 2.5% from the comparable prior quarter. Net sales benefited $2.1 million due to volume and a $0.3 million due to foreign currency translation offset by a $1.0 million decrease due to price and mix. Our net sales have been affected by our transition to our Monterrey, Mexico finishing facility; sales volume would have been higher if the machine movements were not taking place. In the long-run the Company expects to benefit by the transition of finishing to Mexico.

Cost of Sales. Cost of sales for second quarter 2006 increased 2.1% from the prior year due to increased sales level for the same period. The increase can also be attributed to an increase in raw materials, labor costs, and costs associated with the start-up of the Monterrey, Mexico finishing facility offset by operating efficiencies and a $2.0 million reduction from the elimination of certain postretirement medical benefits. Costs associated with the start-up of the Monterrey, Mexico finishing facility were approximately $0.6 million during the second quarter of 2006. Cost of sales for the second quarter of 2006 includes higher than normal costs in the Monterrey facility; these costs were not classified as start-up costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.0 million in the second quarter 2005 and the second quarter 2006. Selling, general and administrative expenses in the second quarter 2006 include start-up expense of our Monterrey, Mexico facility of $0.9 million and a $0.3 million decrease in gain on asset disposals versus the comparable prior year period offset by reductions from our continuous cost saving programs.

Restructuring Expenses. Restructuring expenses of $0.1 million in second quarter of 2006 resulted from approved plans to reduce headcount to address the Company’s competitive environment.

Operating Income. The operating income for 2006 was $4.3 million, representing an increase of $2.1 million from the prior year. The increase in the operating income resulted primarily from decreased restructuring expenses and increased gross margin.

Interest Expense. Interest expense, net of interest income, for 2006 was $3.3 million, representing an increase of $0.2 million. The increase is primarily from higher interest expense on the debt, including revolver debt and a reduction in capitalized interest charged to our capital projects.

Other Expense (Income). Other expense of for the second quarter 2006 was $0.6 million compared to $2.0 million for the second quarter of 2005. The decrease in other expense consists principally of a reduction in the net loss related to foreign currency transactions offset by expense related to strategic planning initiatives.

Income Tax Provision (Benefit). An income tax provision of $0.5 million was recognized on the income before taxes of $0.4 million for the second quarter of 2006 resulting principally from an income tax provision for income earned by foreign subsidiaries.

Primarily as a result of the factors discussed above, net loss was $0.1 million for the second quarter of 2006 compared to net loss of $2.3 million for comparable prior year period.

Comparison of Results of Operations for Six Months Ended June 30, 2006 and 2005.

 The following discussion compares the results of operations for the fiscal six months ended June 30, 2006 to the results of operations for the fiscal six months ended June 30, 2005. We have provided the table below in order to facilitate an understanding of this discussion. The table (dollars in millions) is as follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	% Change Over 2005

NET SALES	$103.9	$101.6	2.2%

COST AND EXPENSES
Cost of sales	82.8	81.0	2.2%
Selling, general and administrative	14.7	14.4	2.1%
Amortization of intangibles	.2	.4	-66.1%
Restructuring expense	.4	2.2	-427.7%
OPERATING INCOME	5.7	3.7	36.0%

Interest income	.1	.3	-132.8%
Interest expense	6.7	6.3	6.1%
Other expense, net	.2	.8	-246.9%
Income tax provision	.4	.3	22.6%

NET (LOSS)	$(1.5)	$(3.4)	-133.4%

NM = Not meaningful when comparing positive to negative numbers or to zero.

Net Sales. Our net sales for the first six months of 2006 were $103.9 million, which represents an increase of $2.3 million, or 2.2%, from the comparable prior year first six months. Net sales benefited $4.6 million from an increase in volume offset by $1.2 million due to foreign currency translation loss and a $1.1 million decrease due to price and mix.

Cost of Sales. Cost of sales for the first six months of 2006 increased 2.2% from the comparable prior year first six months, but remained level as a percent of net sales (79.7% in 2005 and 2006). The increase can be attributed to an increase in raw materials, labor costs, and costs associated with the start-up of the Monterrey, Mexico finishing facility offset by operating efficiencies and a $4.0 million reduction from the elimination of certain postretirement medical benefits. Costs associated with the start-up of the Monterrey, Mexico finishing facility were approximately $1.0 million during the first six months of 2006. Cost of sales for the second quarter of 2006 includes higher than normal costs in the Monterrey facility; these costs were not classified as start-up costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $14.4 million for the first six-months of 2005 to $14.7 million for the first six-months of 2006. Selling, general and administrative expenses in the first six-months of 2006 include start-up expense of our Monterrey, Mexico facility of $1.8 million and a $0.3 million decrease in gain on asset disposals versus the comparable prior year period offset by reductions from our continuous cost saving programs.

Operating Income. The operating income for the first six months of 2006 was $5.7 million, representing an increase of $2.0 million from the prior year first six months. The increase in the operating income resulted primarily increased sales and decreased restructuring expenses. Operating income for the first six months of 2005 includes a restructuring charge of $2.2 million of which $1.7 million was related to one-time employee costs related to our transfer of Kentland, Indiana finishing operations to Monterrey, Mexico. Operating income the first six months of 2006 includes a restructuring charge of $0.4 million.

Interest Expense. Interest expense, net of interest income, for the first six months of 2006 was $6.6 million, or an increase of $0.6 comparable to the prior year period. The increase is primarily from a reduction in capitalized interest charged to our capital projects and higher interest expense on the debt, including debt under the Revolving Credit Facility.

Other Expense. Other expense of approximately $0.2 million for the first six months of 2006 consists principally of a $0.5 million net income related to foreign currency transaction offset by expenses related to strategic planning initiatives. Other expense for the comparable period of 2005 of $0.8 million consists principally of a $1.0 million net loss related to foreign currency transaction.

Income Tax Provision. During 2006, an income tax provision of $0.4 million was recognized on the loss before income taxes of $1.0 million resulting principally from an income tax provision for income earned by our foreign subsidiaries.

Primarily as a result of the factors discussed above, loss for the first six months of 2006 was $1.5 million compared to net loss of $3.4 million for the first six months of 2005.

Effect of Changes in Exchange Rates

In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies, with the exception of the Brazilian export market and the U.S. export markets, which are priced in U.S. dollars. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Exchange rate fluctuations increased comprehensive income by $2.0 million in 2006 and decreased comprehensive income by $2.8 million for the comparable period in 2005.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $8.6 million during the first six months of 2006. Cash flows used in operating activities were $10.6 million and used in investing activities were $6.6 million. Cash flows provided by financing activities were $8.3 million. Cash flows used in operating activities were principally attributable to net loss, increase in working capital, decrease in deferred taxes and postretirement curtailment gain offset by depreciation and amortization, non-cash interest and foreign translation losses. Cash flows used in investing activities were principally attributable to capital expenditures offset by proceeds from the disposition of assets and the release of restricted cash. Cash flows used in financing activities principally consisted of the repayment of debt.

As of June 30, 2006 the Company had positive working capital of approximately $38.0 million including restricted cash of $3.3 million, with additional amounts available under its Revolving Credit Facility.

As of August 10, 2006, the Company had borrowed $9.7 million under its Revolving Credit Facility and had additional availability of $7.5 million with respect to its Revolving Credit Facility.

We are in the process of restructuring our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations has been funded by use of cash, cash equivalents and borrowing under our Revolving Credit Facility.

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

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $15.0 million. As of June 30, 2006, the Company’s unrestricted cash and the amount available under the Revolving Credit Facility were less than the $15,000. The Company was in compliance with the minimum annual level of EBITDA as of June 30, 2006.

The 11.5% Senior Secured Notes limit the ability of the Company to: (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments; (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and (x) change the nature of our business.

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

Within 90 days after the end of each fiscal year ending in 2006 and thereafter, for which the Company’s Excess Cash Flow (as defined) was greater than or equal to $2.0 million, the Company must offer to purchase a portion of the 11.5% Senior Secured Notes at 101% of principal amount, together with accrued and unpaid interest to the date of purchase, with 50% of our Excess Cash Flow from such fiscal year (“Excess Cash Flow Offer Amount”); except that no such offer shall be required if the Revolving Credit Facility prohibits such offer from being made because, among other things, a default or an event of default is then outstanding thereunder. The Excess Cash Flow Offer Amount shall be reduced by the aggregate principal amount of 11.5% Senior Secured Notes purchased in eligible open market purchases as provided in the indenture. We do not expect there will be any Excess Cash Flow (as defined) for the 2006 fiscal year.

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

The Revolving Credit Facility contains various covenants which restrict the Company’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Subordinated Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving Credit Facility exceeds 30% of the facility amount. The Company was in compliance with the minimum EBITDA and permitted capital expenditures covenants as of June 30, 2006.

The Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20.0 million facility amount, is 1% through June 29, 2007.

Borrowings under the Loan and Security Agreement governing the Revolving Credit Facility are subject to a formula based on percentages of eligible domestic receivables and eligible domestic inventory. Under the Revolving Credit Facility, we will be able to choose between two per annum interest rate options: (i) the lender’s prime rate and (ii) LIBOR plus a margin currently set at 2.25% (which margin will be subject to performance based increases up to 2.50% and decreases down to 2.00%); provided that the minimum interest rate shall be at least equal to 3.00%. Letter of credit fees will be charged a per annum rate equal to the then applicable LIBOR rate margin less 50 basis points. The Revolving Credit Facility also provides for an unused line fee of 0.375% per annum

Indebtedness under the Revolving Credit Facility is secured by liens on substantially all of the Company’s and the Company’s domestic subsidiaries’ assets, with liens: (i) on inventory, accounts receivable, lockboxes, deposit accounts into which payments are deposited and proceeds thereof, which will be contractually senior to the liens securing the 11.5% Senior Secured Notes and the related guarantees pursuant to an intercreditor agreement; (ii) on real property, fixtures and improvements thereon, equipment and proceeds thereof, which will be contractually subordinate to the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement; (iii) on all other assets, which will be contractually pari passu with the liens securing the 11.5% Senior Secured Notes and such guarantees pursuant to such intercreditor agreement.

The 8% Subordinated Notes bear interest at a rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect 2005 and quarterly with respect to 2006), with interest payable in the form of 8% Subordinated Notes (paid-in-kind) through 2004. Interest for 2005 and 2006 will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of 8% Subordinated Notes (paid-in-kind). For the year ended December 31, 2005 and the quarters ended March 31, 2006 and June 30, 2006, interest on the 8% Subordinated Notes was paid entirely in the form of 8% Subordinated Notes (paid-in-kind). We expect to pay all of the interest payable in 2006 in the form of 8% Subordinated Notes (paid-in-kind). Thereafter, interest will be payable in cash. The 8% Subordinated Notes mature on December 1, 2008.

On June 29, 2004, the holders contractually subordinated the Company’s obligations under the 8% Subordinated Notes to obligations under certain indebtedness, including the 11.5% Senior Secured Notes and the Revolving Credit Facility. The carrying amount of the 8% Subordinated Notes outstanding at June 30, 2006 is $15.2 million.

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

Letters of credit in the amount of $2.4 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at June 30, 2006.

We finance our working capital needs through a combination of internally generated cash from operations, cash on hand and our Revolving Credit Facility. The availability of funds under the Revolving Credit Facility is subject to the Company’s compliance with certain covenants, borrowing base limitations measured by accounts receivable and inventory of the Company, and reserves that may be established at the discretion of the lender.

We are in the process of restructuring our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $16.0 million, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $10.0 million in connection with the restructuring, and as of June 30 2006, we have made capital expenditures of approximately $8.9 million. We began to incur these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the end of 2006. We believe that the restructuring will yield annual operating cost reductions of between $7.0 million and $8.0 million when the Mexico relocation is complete.

Capital expenditures for the first six months of 2006 and the first six months for 2005 totaled $6.6 million and $4.8 million, respectively. The 2006 capital expenditures are principally related to the relocation of finishing operations to Mexico.

During the first six months of 2006, we spent approximately $1.2 million on research and development programs, including product and process development, and on new technology development. The 2006 research and development and product introduction expenses are expected to be approximately $2.8 million. Among the projects included in the current research and development efforts are specialty plastic films, Smoke Master™ small diameter and fibrous casings, VISMOKE™ casings, VISCOAT™ casings and the application of certain patents and technology for license by Viskase.

Pension and Postretirement Benefits

Our long-term pension and postretirement benefit liabilities totaled $54.5 million at June 30, 2006.

Expected annual cash contributions for pension and postretirement benefit liabilities are expected to be (in millions):

	2006	2007	2008	2009	2010
Pension	$12.6	$9.0	$7.6	$7.6	$7.6
Postretirement benefits	0.9	0.8	0.7	0.7	0.7
Total	$13.5	$9.8	$8.3	$8.3	$8.3

Other

As of June 30, 2006, the aggregate maturities of debt(1) for each of the next five years are (in thousands):

	2006	2007	2008	2009	2010	Thereafter

Revolving Credit Facility	$8,418
11.5% Senior Secured Notes						$90,000
8% Subordinated Notes			$18,684
Other	114					1,016

	$8,532		$18,684			$91,016

(1)	The aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value.

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

Pension Plans and Other Postretirement Benefit Plans

Our North American operations have defined benefit retirement plans that cover substantially all salaried and full-time hourly employees who were hired on or prior to March 31, 2003 and a fixed defined contribution plan and a discretionary profit sharing plan that covers substantially all salaried and full-time hourly employees who were hired on or after April 1, 2003. Our operations in Germany have a defined benefit retirement plan that covers substantially all salaried and full-time hourly employees. Pension cost is computed using the projected unit credit method. The discount rate used approximates the average yield for high quality corporate bonds as of the valuation date. Our funding policy is consistent with funding requirements of the applicable federal and foreign laws and regulations.

United States employees hired on or after April 1, 2003 who are not covered by a collective bargaining agreement and United States employees hired after September 30, 2004 who are covered by a collective bargaining agreement are eligible for a defined contribution benefit equal to three percent of base earnings (as defined by the plan), in lieu of the defined benefit retirement plans.

The Company recognized a one-time $0.974 million curtailment gain recorded in the consolidated statements of operations and reduction in the unfunded pension liability included in “Accrued employee benefits” on the consolidated balance sheets related to the announced closing of its Kentland, Indiana finishing operations. This curtailment gain was recognized as of December 31, 2005.

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

On September 30, 2005, employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminates postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $0.668 million curtailment gain and reduction in the unfunded postretirement medical liability included in “Accrued employee benefits” on the consolidated balance sheets in 2005. In addition, the Company will amortize the remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. Approximately $1.981 million was recorded as a reduction to cost of sales during the first quarter of 2006 and will recognize a total of $7.929 million during 2006.

The weighted average plan asset allocation at December 31, 2005 and 2004, and target allocation (not weighted) for 2006, are as follows:

	Percentage of Plan Assets		2006 Target
Asset Category	2005	2004	Allocation
Equity Securities	77.2%	62.5%	60.0%
Debt Securities	21.2%	35.2%	40.0%
Other	1.6%	2.3%	0.0%
Total	100.0%	100.0%	100.0%

As of January 1, 2006, we have assumed that the expected long-term rate of return on plan assets will be 8.5%. This is unchanged from the level assumed for 2005. To develop the expected long-term rate of return on assets and assumptions, we considered historical returns and future expectations.

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

In the ordinary course of business, we lease certain equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of June 30, 2006 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

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

Contingencies

In 1993, the Illinois Department of Revenue (“IDR”) filed a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR’s denial of the Company’s allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries.  The IDR asserted it was owed, as of the petition date, $0.998 million in taxes, $0.356 million in interest and $0.270 million penalties.  The Company objected to the claim on various grounds.  In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the District Court affirmed the Bankruptcy Court’s order denying the IDR claim.   IDR appealed the District Court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the District Court and remanded the case for further proceedings on the Company’s other objections to the claim. On November 16, 2005, the Bankruptcy Court issued an opinion in which it denied the IDR’s claim to the extent it seeks principal tax liability and found that no principal tax liability remains due.   However, because of certain timing issues with respect to the carryback of subsequent net operating loss used to eliminate the principal tax liabilities in 1988 and 1989, the issue of the amount of interest and  penalties (for approximately 14 years), if any, has not been determined by the Bankruptcy Court.  The IDR has asserted that as of February 2006, approximately $0.432 million was owed in interest.  On June 21, 2006, the Bankruptcy Court issued an order granting in part and denying in part the IDR claim. The Bankruptcy Court order determined the amount of interest due through May 2006 to be $0.301 million. On June 29, 2006, the IDR appealed the Bankruptcy Court November 16, 2006 order with regard to the principal tax liability in 1988 and 1999. The Company intends to vigorously defend its position on the utilization of the carryback of subsequent net operating losses to eliminate the principal tax liabilities in 1988 and 1989. The IDR has asserted that if it were successful on appeal, that the Company would have liability to the IDR as of the beginning of 2005 in the amount of approximately $2.9 million.

During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16.6 million for taxes and R$16.3 million for penalties and interest, or about $7.5 million and $7.4 million, respectively at exchange rates in effect on July 24, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$0.2 million for taxes and R$1.7 million for penalties and interest, or about $0.1 million and $0.8 million, respectively, at exchange rates in effect on July 24, 2006. The attorneys representing Viskase Brazil on these tax disputes have advised the Company that the likelihood of liability with respect to the tax assessments is remote. In view of the magnitude of the assessments, Viskase Brazil sought the advice of another law firm with respect to one of the Import Assessments and with respect to the Documentation Assessment. The second law firm expressed its belief (i) that the likelihood of liability on the Import Assessment it reviewed either was possible tending to probable or was possible, depending on the theory of liability pursued by the tax authorities, and (ii) that the likelihood of liability on the Documentation Assessment was probable. Viskase believes that the two Import Assessments raise essentially the same issues and therefore did not seek advice from the second law firm with respect to the other Import Assessment. The Company has provided a reserve in the amount of $2.0 million. Viskase Brazil strongly denies the allegations set forth in the tax assessments and intends to vigorously defend itself.

In addition, the Company is involved in various other legal proceedings arising out of our business and other environmental matters, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." SFAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. SFAS 123R is applicable for annual, rather than interim, periods beginning after June 15, 2005, and as such the Company adopted SFAS 123R in January 2006. The Company expects the effect of adopting this standard using the modified prospective methodology will be to expense $268 and $245 in 2006 and 2007, respectively. Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share-based awards in 2005. Accordingly, no compensation expense was recognized for share-based awards granted in connection with the issuance of stock options under the Company’s equity incentive plans. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in the Company recording compensation expense for employee stock options and employee share-based awards granted prior to the adoption using the Black-Scholes pricing valuation model.

In November 2004, the FASB issued SFAS No. 151 ("SFAS 151"), "Inventory Costs - an Amendment of ARB No. 43 Chapter 4." SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard beginning the first quarter of fiscal year 2006. The adoption of this standard did not have a material effect on our financial statements as such costs have historically been expensed as incurred.

In May 2005, the FASB issued SFAS No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections." SFAS 154 replaced Accounting Principles Board Opinion, or APB, No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provided guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at June 30, 2006, a 10% devaluation of the U.S. dollar would decrease the Company’s consolidated financial position by approximately $0.073 million for 2006 and $0.144 million for the comparable period 2005. Exchange rate fluctuations increased comprehensive income by $1.958 million for 2006 and decreased income by $2.763 million for the comparable period 2005.

From time to time the Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the loss on the change of fair value of the future contracts open during the first the quarter of 2005 was recorded in “Other (income) expense”, net and was immaterial. There were no open gas contracts during the second quarter of 2006.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date: August 14, 2006