Form 10-Q
period 2006-09-30
VISKASE COMPANIES INC
filed 2006-11-14
CIK 33073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to  _____

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 10, 2006, there were 9,936,775 shares outstanding of the registrant's Common Stock, $.01 par value.

VISKASE COMPANIES, INC.

PART I - FINANCIAL INFORMATION		Page

Item 1.	Consolidated Financial Statements

	Consolidated balance sheets at September 30, 2006 (unaudited) and December 31, 2005	3

	Unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2006 and September 30, 2005 and for the nine months ended September 30, 2006 and September 30, 2005	4

	Unaudited consolidated statements of cash flows for the nine months ended September 30, 2006 and September 30, 2005	5

	Notes to consolidated financial statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 6.	Exhibits	37

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Number of Shares and Per Share Amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,513	$11,904
Restricted cash	3,268	3,251
Receivables, net	34,999	29,664
Inventories	43,964	36,419
Other current assets	14,538	15,563
Total current assets	100,282	96,801

Property, plant and equipment	127,335	116,509
Less accumulated depreciation	30,590	22,988
Property, plant and equipment, net	96,745	93,521

Deferred financing costs, net	3,181	3,667
Other assets	3,334	3,851
Total Assets	$203,542	$197,840

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt including current portion of long-term debt and capital leases	$14,101	$182
Accounts payable	17,436	17,958
Accrued liabilities	34,906	32,031
Current deferred tax liabilties	710	710
Total current liabilities	67,153	50,881

Long-term debt, net of current maturities	105,228	103,299

Accrued employee benefits	50,667	61,429
Deferred tax liabilties	8,240	8,357
Deferred revenue	316	553

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.01 par value; none outstanding
Common stock, $.01 par value; 10,689,240 shares issued and 9,813,332 outstanding at September 30, 2006; and 10,651,123 shares issued and 9,715,954 shares outstanding at December 31, 2005	107	106
Additional paid in capital	2,095	1,895
Accumulated (deficit)	(27,881)	(23,467)
Less 805,270 treasury shares, at cost	(298)	(298)
Accumulated other comprehensive income	(2,082)	(4,907)
Unearned restricted stock issued for future service	(3)	(8)
Total stockholders' (deficit)	(28,062)	(26,679)
Total Liabilities and Stockholders' Deficit	$203,542	$197,840

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except for Number of Shares and Per Share Amounts)

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005

NET SALES	$54,726	$52,232	$158,647	$153,856

Cost of sales	44,484	41,842	127,295	122,816

GROSS MARGIN	10,242	10,390	31,352	31,040

Selling, general and administrative	7,911	7,287	22,634	21,700
Amortization of intangibles	116	117	349	504
Restructuring expense	531		943	2,174

OPERATING INCOME	1,684	2,986	7,426	6,662

Interest income	44	205	178	517
Interest expense	3,679	3,199	10,348	9,458
Post-retirement benefits curtailment gain		(668)		(668)
Other expense (income), net	702	(763)	928	21

INCOME (LOSS) BEFORE INCOME TAXES	(2,653)	1,423	(3,672)	(1,632)

Income tax provision (benefit)	308	(2,186)	742	(1,850)

NET (LOSS) INCOME	(2,961)	3,609	(4,414)	218

Other comprehensive income (loss):
Foreign currency translation adjustments	867	(364)	$2,825	($3,127)

COMPREHENSIVE (LOSS) INCOME	($2,094)	$3,245	($1,589)	($2,909)

WEIGHTED AVERAGE COMMON SHARES
- BASIC	9,808,571	9,715,954	9,770,387	9,692,212

PER SHARE AMOUNTS:
(LOSS) EARNINGS PER SHARE
- BASIC	($0.30)	$0.37	($0.45)	$0.02

WEIGHTED AVERAGE COMMON SHARES
- DILUTED	9,808,571	10,517,668	9,770,387	10,547,767

PER SHARE AMOUNTS:
(LOSS) EARNINGS PER SHARE
- DILUTED	($0.30)	$0.34	($0.45)	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005
Cash flows from operating activities:
Net (loss) income	($4,414)	$218

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization under capital lease	7,202	8,289
Stock-based compensation	201
Amortization of intangibles	350	503
Amortization of deferred financing fees	547	529
Postretirement curtailment gain and amortization	(5,882)	(668)
Decrease in deferred income taxes	(479)	(3,711)
Foreign currency translation (gain) loss	(824)	578
Gain on disposition of assets	(2)	(278)
Bad debt provision	153	93
Non-cash interest on 8% notes and 11.5% notes	1,920	1,748

Changes in operating assets and liabilities:
Receivables	(4,097)	(2,554)
Inventories	(6,325)	(4,504)
Other current assets	1,508	(6,076)
Accounts payable and accrued liabilities	1,308	11,979
Other	(5,164)	(3,472)
Total adjustments	(9,584)	2,456

Net cash (used in) provided by operating activities before reorganization expense	(13,998)	2,674

Cash flows from investing activities:
Capital expenditures	(8,661)	(9,756)
Reacquistion of leased assets		(645)
Proceeds from disposition of assets	55	1,114
Restricted cash	(17)	217
Net cash (used in) investing activities	(8,623)	(9,070)

Cash flows from financing activities:
Proceeds from revolving loan and long term borrowings	14,027
Deferred financing costs	(61)	(309)
Repayment of long-term borrowings and capital obligations	(123)	(123)
Net cash provided by (used in) financing activities	13,843	(432)

Effect of currency exchange rate changes on cash	387	(660)
Net decrease in cash and equivalents	(8,391)	(7,488)
Cash and equivalents at beginning of period	11,904	30,255
Cash and equivalents at end of period	$3,513	$22,767

Supplemental cash flow information:
Interest paid less capitalized interest	$5,164	$4,595
Income taxes paid	($1,835)	$16

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company’s financial statements, including, among other things, pensions and other postretirement benefits and related disclosures, inventories valued under the last-in, first-out method, reserves for excess and obsolete inventory, allowance for doubtful accounts, restructuring charges and income taxes. Management bases its estimates on historical experience and other assumptions that they believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results for the period in which the actual amounts become known. Historically, the aggregate difference, if any, between the Company’s estimates and actual amounts in any year have not had a significant effect on the Company’s consolidated financial statements. During the fourth quarter of 2006, the Company will implement the guidance in SAB 108 and reflect in retained earnings the cumulative adjustments to reserves and other accounts that would have been made in previous years using the “dual approach” method of evaluating the materiality of unrecorded adjustments to the financial statements. The effect of this is expected to be a reduction of reserves and allowances of approximately $300.

Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $3,679 and $10,711 of short-term investments at September 30, 2006 and December 31, 2005, respectively. Restricted cash is principally cash held as collateral for outstanding letters of credit with commercial banks.

Inventories

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

In the ordinary course of business, we lease certain equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of September 30, 2006 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

Patents

Patents are amortized on the straight-line method over an estimated average useful life of 10 years.

Long-Lived Assets

The Company continues to evaluate the recoverability of long-lived assets including property, plant and equipment, patents and other intangible assets. Impairments are recognized when the expected undiscounted future operating cash flows derived from long-lived assets are less than their carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the asset’s fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least once a year and when circumstances warrant. As a result of the Company’s move to Mexico for the production of certain products, an evaluation of the realizability of certain of its facilities and other fixed assets will be completed in the fourth quarter of 2006. This evaluation could result in a non-cash charge to earnings at that time.

Accounts Payable

The Company’s cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $969 and $1,427 at September 30, 2006 and December 31, 2005, respectively, are not deducted from cash but are reflected in “Accounts payable” on the consolidated balance sheets.

Deferred Revenue

License fees paid in advance are deferred and recognized on a straight line basis over the life of the applicable patent. As of September 30, 2006 the remaining balance of deferred revenue was $632, including $316 of short-term license fees included in “Other current liabilities.”

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

United States employees hired on or after April 1, 2003 who are not covered by a collective bargaining agreement and United States employees hired after September 30, 2004 who are covered by a collective bargaining agreement are eligible for a defined contribution benefit equal to three percent of base earnings (as defined by the plan), in lieu of the defined benefit retirement plan.

The Company recognized a one-time $974 curtailment gain recorded in the consolidated statements of operations and reduction in the unfunded pension liability included in “Accrued employee benefits” on the consolidated balance sheet related to the announced closing of our Kentland, Indiana finishing operations. This curtailment gain was recognized as of December 31, 2005.

The United States and Canadian operations of the Company historically provided postretirement health care and life insurance benefits. The Company accrues for the accumulated postretirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions. The Company terminated postretirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who are not covered by a collective bargaining agreement. The termination of the United States postretirement medical benefits resulted in a $34,055 curtailment gain and reduction in the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheet in 2004.

On September 30, 2005 employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminates postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $668 curtailment gain and reduction in the unfunded postretirement medical liability included in “Accrued employee benefits” on the consolidated balance sheet in 2005. In addition, the Company will amortize the remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. Approximately $5,882 was recorded as a reduction to cost of sales during the first nine months of 2006 and a total of $7,843 will be recognized during 2006.

Effective December 31, 2006, the Viskase non-contributory defined benefit retirement plan for U. S. employees who are not covered by a collective bargaining agreement will be frozen and participants will no longer earn additional benefits under the plan. In addition, the defined contribution plan for employees hired on or after April 1, 2003 that provided a three percent (3%) defined contribution benefit will be terminated. Effective January 1, 2007, employees who are not covered by a collective bargaining agreement will be eligible for a variable profit sharing contribution of up to 8% of eligible earnings based upon the Company’s achievement of its annual EBITDA target. This plan will replace the existing variable profit sharing plan for employees who are not covered by a collective bargaining agreement that has a maximum payout of 3% of eligible earnings based upon the Company’s achievement of its annual EBITDA target.

In addition, the Company will (i) cease to provide postretirement life insurance benefits for current and future retirees of its United States operations who are not covered by a collective bargaining agreement and (ii) cease to provide postretirement medical and life insurance benefits for retirees of it's Canadian operations as of December 31, 2006. The elimination of these United States and Canadian postretirement life and medical benefits will result in a projected $11,500 curtailment gain and reduction of the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheet as of December 31, 2006.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes collected from customers and remitted to governmental authorities are recorded on the net method.

Accounting for Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

(Dollars in Thousands, Except Per Share Amounts)	3 Months	9 Months
	Ended September	Ended September
	30, 2005	30, 2005

Net income, as reported	$3,609	$218
Deduct: Total stock-based compensation expense under a fair value based method, net of related tax effects	(67)	(201)
Net income, pro forma	$3,542	$17

Basic earnings per share, as reported	$0.37	$0.02
Diluted earnings per share, as reported	$0.34	$0.02
Basic earnings per share, pro forma	$0.36	$0.00
Diluted earnings per share, pro forma	$0.34	$0.00

New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The “iron curtain” method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We currently use the “roll-over” method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the “roll-over” and “iron curtain” methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006.  When we initially apply the provisions of SAB 108, we expect to record an increase in “Receivables, net” of approximately $0.3 million and a decrease in “Accumulated Deficit” of approximately $0.3 million as of January 1, 2006.  The accompanying financial statements do not reflect these adjustments.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The company is assessing SFAS No. 158 and has not determined yet the impact that the adoption of SFAS No. 158 will have on its result of operations or financial position.

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

2.	Cash and Cash Equivalents

	September 30, 2006	December 31,2005

Cash and cash equivalents	$3,513	$11,904
Restricted cash	3,268	3,251

	$6,781	$15,155

As of September 30, 2006, cash equivalents and restricted cash of $3,679 were invested in short-term investments.

3.	Inventories

Inventories consisted of:

	September 30, 2006	December 31, 2005

Raw materials	$7,120	$5,880
Work in process	20,555	16,772
Finished products	16,289	13,767

	$43,964	$36,419

Approximately 48.30% of the Company’s inventories at September 30, 2006 were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of FIFO cost or market.

4.	Debt Obligations (Dollars in Thousands, Except For Number of Shares and Warrants, and Per Share, Per Warrant and Per Bond Amounts)

Outstanding short-term and long-term debt consisted of:

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

	September 30, 2006	December 31, 2005
Short-term debt including current maturities of long-term debt:
Revolving Credit Facility	$14,027
Current maturities of capital leases	74	$182

Total short-term debt	$14,101	$182

Long-term debt:
11.5% Senior Secured Notes	$89,321	$89,214
8% Subordinated Notes	15,769	13,956
Other	138	129

Total long-term debt	$105,228	$103,299

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

The Revolving Credit Facility contains various covenants that restrict the Company’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Subordinated Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving Credit Facility exceeds 30% of the facility amount. The Company was in compliance with the minimum EBITDA and permitted capital expenditures covenants as of September 30, 2006.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

On November 7, 2006, the Company entered into an amendment of the Revolving Credit Facility. Pursuant thereto, the Revolving Credit Facility was amended (i) to permit the issuance and redemption of $24,000 of Series A Preferred Stock, (ii) to permit the offering of $24,000 of Common Stock by the Company in connection in connection with and to redeem the Series A Preferred Stock, (iii) to add or modify the definitions of Maquiladora, Maquila Program, Capital Expenditures, Notes and Permitted Investments, (iv) to increase the amount of the existing Permitted Investment and Permitted Indebtedness baskets, and (v) to permit issuance of additional 11.5% Senior Secured Notes to refinance the 8% Subordinated Notes due 2008.

The average interest rate on short-term borrowing for the first nine months of 2006 was 8.14%.

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

With limited exceptions, the 11.5% Senior Secured Notes require that the Company maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:

Fiscal quarter ending	Amount

September 30, 2004 through September 30, 2006	$16,000
December 31, 2006 through September 30, 2008	$15,000
December 31, 2008 and thereafter	$20,000

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $10,000. The Company was in compliance with the minimum annual level of EBITDA as of September 30, 2006.

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

At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of September 30, 2006 is approximately 116%.

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

Within 90 days after the end of each fiscal year ending in 2006 and thereafter, for which the Company’s Excess Cash Flow (as defined) was greater than or equal to $2.0 million, the Company must offer to purchase a portion of the 11.5% Senior Secured Notes at 101% of principal amount, together with accrued and unpaid interest to the date of purchase, with 50% of our Excess Cash Flow from such fiscal year (“Excess Cash Flow Offer Amount”); except that no such offer shall be required if the Revolving Credit Facility prohibits such offer from being made because, among other things, a default or an event of default is then outstanding thereunder. The Excess Cash Flow Offer Amount shall be reduced by the aggregate principal amount of 11.5% Senior Secured Notes purchased in eligible open market purchases as provided in the indenture. We do not expect that there will be any Excess Cash Flow (as defined) for the 2006 fiscal year.

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

On November 7, 2006, the Company entered into a First Supplemental Indenture to amend the provisions of the 11.5% Senior Notes Indenture. Pursuant thereto, the Indenture was amended (i) to permit the issuance and redemption of $24,000 of Series A Preferred Stock, (ii) to permit the offering of $24,000 of Common Stock by the Company in connection in connection with and to redeem the Series A Preferred Stock, (iii) to modify the definitions of Consolidated Net Income, Permitted Indebtedness and Permitted Investment, (iv) to reduce the minimum annual level of EBITDA for the fiscal quarters ending December 31, 2006 though September 30, 2008 from $16,000 to $15,000, (v) to modify the proviso that such minimum annual level of EBITDA covenant is in effect only when the amount of unrestricted cash and availability under the Revolving Credit Facility is below $10,000, (vi) to revise the required reporting to holders, (vii) to modify the Consolidated Net Worth and Fixed Charge Coverage Ratio requirement related to a merger, consolidation or sale of assets and (viii) to permit the possible issuance of additional 11.5% Senior Secured Notes to refinance the 8% Subordinated Notes due 2008.

8% Subordinated Notes

The 8% Subordinated Notes bear interest at a rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect 2005 and quarterly with respect to 2006), with interest payable in the form of 8% Subordinated Notes (paid-in-kind) through 2004. Interest for 2005 and 2006 will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of 8% Subordinated Notes (paid-in-kind). For the year ended December 31, 2005 and the three quarters ended September 30, 2006, interest on the 8% Subordinated Notes was paid entirely in the form of 8% Subordinated Notes (paid-in-kind). We expect to pay all of the interest payable in 2006 in the form of 8% Subordinated Notes (paid-in-kind). Thereafter, interest will be payable in cash. The 8% Subordinated Notes mature on December 1, 2008.

The 8% Subordinated Notes were valued at market in fresh-start accounting. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%.

On June 29, 2004, the holders contractually subordinated the Company’s obligations under the 8% Subordinated Notes to obligations under certain indebtedness, including the 11.5% Senior Secured Notes and the Revolving Credit Facility. The carrying amount of the 8% Subordinated Notes outstanding at September 30, 2006 is $15,769.

The following table summarizes the carrying value of the 8% Subordinated Notes at December 31 assuming interest through 2006 is paid in the form of 8% Subordinated Notes (paid-in-kind):

	2006	2007
8% Subordinated Notes
Principal	$18,684	$18,684
Discount	(2,283)	(1,148)

Carrying value	$16,401	$17,536

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Letter of Credit Facility

Letters of credit in the amount of $2,419 were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at September 30, 2006.

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

The aggregate maturities of debt (1) for each of the next five years are:

	2006	2007	2008	2009	2010	Thereafter

Revolving Credit Facility	$14,027
11.5% Senior Secured Notes						$90,000
8% Subordinated Notes			$18,684
Other	74					1,019

	$14,101		$18,684			$91,019

(1) The aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value of the debt.

5.	Pension and Postretirement

Pension contributions

The Company paid $6,799 during the third quarter of 2006, and expects to contribute an additional $1,557 during the remainder of the year.

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005

Component of net period benefit cost
Service cost	$609	$575	$1,683	$1,852
Interest cost	1,911	1,827	5,515	5,481
Expected return on plan assets	(1,784)	(1,699)	(5,349)	(5,099)
Amortization of prior service cost	98	(88)	2	(272)

Total net periodic benefit cost	$834	$615	$1,851	$1,962

The Company expects its pension expense to be $2,468 for the year.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Postretirement benefits

The Company paid $355 during the third quarter of 2006, and expects to contribute an additional $243 during the remainder of the year.

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005

Component of net period benefit cost
Service cost	$11	$60	$32	$180
Interest cost	195	272	596	817
Amortization of actuarial (gain) loss	(1,940)	(26)	(5,890)	(78)

Net periodic benefit cost	(1,734)	306	(5,262)	919
Effect of curtailment		(668)		(668)
Total net periodic benefit cost	($1,734)	($362)	($5,262)	$251

The Company expects its postretirement benefits amortization benefit to be ($7,020) for the year.

Effective December 31, 2006, the Viskase non-contributory defined benefit retirement plan for U. S. employees who are not covered by a collective bargaining agreement will be frozen and participants will no longer earn additional benefits under the plan. In addition, the defined contribution plan for employees hired on or after April 1, 2003 that provided a three percent (3%) defined contribution benefit will be terminated. Effective January 1, 2007, employees who are not covered by a collective bargaining agreement will be eligible for a variable profit sharing contribution of up to 8% of eligible earnings based upon the Company’s achievement of its annual EBITDA target. This plan will replace the existing variable profit sharing plan for employees who are not covered by a collective bargaining agreement that has a maximum payout of 3% of eligible earnings based upon the Company’s achievement of its annual EBITDA target.

In addition, the Company will (i) cease to provide postretirement life insurance benefits for current and future retirees of its United States operations who are not covered by a collective bargaining agreement and (ii) cease to provide postretirement medical and life insurance benefits for retirees of its Canadian operations as of December 31, 2006. The elimination of these United States and Canadian postretirement life and medical benefits will result in a projected $11,500 curtailment gain and reduction of the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheet as of December 31, 2006.

6.	Restructuring Charges

During the first, second and third quarters of 2006, the Company committed to restructuring plans to continue to address the Company's competitive environment. The restructuring plans resulted in before tax charges of $531 for the third quarter and $943 year to date.

During the second quarter of 2005, our board of directors approved a plan under which we will restructure our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to substantially complete the move by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $16,000, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $10,000 in connection with the restructuring. We began incurring a substantial portion of these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the first quarter of 2007.

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

Restructuring Reserves

The following table provides details of the 2006 and 2005 restructuring reserves for the period ended September 30, 2006 (dollars in millions):

	Restructuring reserves as of December 31, 2005	2006 Charge	Payments	Other adjustments	Restructuring reserves as of September 30, 2006

2006 employee costs		$0.9	($0.8)		$0.1
2005 employee costs	$1.6		(0.2)		$1.4
Total restructuring activity	$1.6	$0.9	($1.0)		$1.5

7.	Capital Stock and Paid in Capital

Authorized shares of preferred stock ($0.01 par value per share) and common stock ($0.01 par value per share) for the Company are 50,000,000 shares and 50,000,000 shares, respectively. A total of 10,689,240 shares of common stock were issued and 9,813,332 shares of common stock were outstanding as of September 30, 2006. A total of 10,651,123 shares of common stock were issued and 9,715,954 shares of common stock were outstanding as of December 31, 2005.

Under terms of the Company’s plan of reorganization that was consummated on April 3, 2003 (the “Bankruptcy Plan”), 660,000 shares of common stock were reserved for grant to management and employees under the Viskase Companies, Inc. Restricted Stock Plan. On April 3, 2003, the Company granted 330,070 shares of restricted common stock (“Restricted Stock”) under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vested 12.5% on grant date; 17.5% on the first anniversary of grant date; 20% on the second anniversary of grant date; 20% on the third anniversary; and, 30% on the fourth anniversary of the grant date, subject to acceleration upon the occurrence of certain events. The Restricted Stock expense for the nine-month periods ended September 30, 2006 and September 30, 2005 is $5 and $5, respectively. The value of the Restricted Stock was calculated based on the fair market value of approximately $0.10 per share for the new common stock upon emergence from bankruptcy using a multiple of cash flow calculation to determine enterprise value and the related equity value.

8.	Treasury Stock

On June 29, 2004, the Company purchased 805,270 shares of its common stock for $298. The common stock has been accounted for as treasury stock.

9.	Warrants (Dollars in Thousands, Except Per Share and Per Warrant Amounts)

Pursuant to the Bankruptcy Plan, holders of the previously outstanding Common Stock received Warrants to purchase shares of Common Stock of the reorganized company. As of September 30, 2006, 304,127 Warrants are outstanding. The Warrants have a seven-year term expiring on April 2, 2010, and have an exercise price of $10.00 per share.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

A $1,787 charge for one-time employee costs related to the Kentland, Indiana relocation was recorded On June 29, 2004 in conjunction with the issuance of the 11.5% Senior Secured Notes, the Company issued 90,000 New Warrants to purchase an aggregate of 805,230 shares of common stock of the Company. Each of the New Warrants entitles the holder to purchase 8.947 shares of the Company's common stock at an exercise price of $.01 per share through the June 15, 2011 expiration date. The New Warrants were valued at $11.117 per warrant for accounting purposes using a fair value method for an aggregate fair value of the warrant issuance of $1,001. As of September 30, 2006, 85,425 New Warrants, which entitle the holders to purchase 764,298 shares of the Company’s common stock, were outstanding.

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

In 1993, the Illinois Department of Revenue (“IDR”) filed a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR’s denial of the Company’s allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries.  The IDR asserted it was owed, as of the petition date, $998 in taxes, $357 in interest and $271 in penalties.  The Company objected to the claim on various grounds.  In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the District Court affirmed the Bankruptcy Court’s order denying the IDR claim.   IDR appealed the District Court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the District Court and remanded the case for further proceedings on the Company’s other objections to the claim. On November 16, 2005 the Bankruptcy Court issued an opinion in which it denied the IDR’s claim to the extent it seeks principal tax liability and found that no principal tax liability remains due.   However, because of certain timing issues with respect to the carryback of subsequent net operating loss used to eliminate the principal tax liabilities in 1988 and 1989, the issue of the amount of interest and  penalties (for approximately 14 years), if any, has not yet been determined by the Bankruptcy Court.  The IDR has asserted that as of February 2006, approximately $432 was owed in interest.  On June 21, 2006, the

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Bankruptcy Court issued an order granting in part and denying in part the IDR claim. The Bankruptcy Court order determined the amount of interest due through May 2006 to be $301. On June 29, 2006, the IDR appealed the Bankruptcy Court’s November 16, 2005 order with regard to the principal tax liability in 1988 and 1999. On October 31, 2006, the United States District Court affirmed the Bankruptcy Court order. The Company intends to vigorously defend its position on the utilization of the carryback of subsequent net operating losses to eliminate the principal tax liabilities in 1988 and 1989 if the District Court’s opinion is appealed. The IDR has asserted that if it were successful on appeal, that the Company would have liability to the IDR as of the beginning of 2005 in the amount of approximately $2,900.

In August 2001, the Department of Revenue of the Province of Quebec, Canada issued an assessment against Viskase Canada in the amount of $2.7 million (Canadian) plus interest and possible penalties. This assessment is based upon Viskase Canada’s failure to collect and remit sales tax during the period July 1, 1997 to May 31, 2001. During this period, Viskase Canada did not collect and remit sales tax in Quebec on reliance of the written advice of its outside accounting firm. Viskase Canada filed a Notice of Objection in November 2001 with supplementary submission in October 2002. The Notice of Objection found in favor of the Department of Revenue. The Company appealed the decision. The ultimate liability for the Quebec sales tax lies with the customers of Viskase Canada during the relevant period. Viskase Canada could be required to pay the amount of the underlying sales tax prior to receiving reimbursement for such tax from our customers. Viskase Canada made a settlement offer, whereby Viskase Canada would pay $300 (Canadian), but would not be required to collect the underlying sales tax from the customers of Viskase Canada. The settlement offer was accepted by the Deputy Minister of Revenue of Quebec and Viskase Canada paid the $300 (Canadian) during November 2005. A settlement agreement has been executed between Viskase Canada and the Deputy Minister of Revenue of Quebec, and in January 2006 the parties filed a Declaration of Settlement Out of Court to dismiss the action.

During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16,588 for taxes and R$16,318 for penalties and interest, or about $7,755 and $7,628, respectively, at exchange rates in effect on October 26, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$188 for taxes and R$1,690 for penalties and interest, or about $88 and $790, respectively, at exchange rates in effect on October 26, 2006. The attorneys representing Viskase Brazil on these tax disputes have advised the Company that the likelihood of liability with respect to the tax assessments is remote. In view of the magnitude of the assessments, Viskase Brazil sought the advice of another law firm with respect to one of the Import Assessments and with respect to the Document Assessment. The second law firm expressed its belief (i) that the likelihood of liability on the Import Assessment it reviewed either was possible tending to probable or was possible, depending on the theory of liability pursued by the tax authorities, and (ii) that the likelihood of liability on the Documentation Assessment was probable. Viskase believes that the two Import Assessments raise essentially the same issues and therefore did not seek advice from the second law firm with respect to the other Import Assessment. The Company has provided a reserve in the amount of $2,000. Viskase Brazil strongly denies the allegations set forth in the tax assessments and intends to vigorously defend itself. On October 25, 2006, Viskase Brazil presented oral arguments before the Brazilian administrative tax panel, which panel is expected to rule within 30 days.

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

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS (in thousands, except for number of shares and per share amounts):

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005

NUMERATOR:

(Loss) income available to common stockholders:

Net (loss) income	($2,961)	$3,609	($4,414)	$218

Net (loss) income available to common stockholders for basic and diluted EPS	($2,961)	$3,609	($4,414)	$218

DENOMINATOR:

Weighted average shares outstanding for basic EPS	9,808,571	9,715,954	9,770,387	9,692,212
Weighted average shares outstanding for weighted EPS	9,808,571	10,517,668	9,770,387	10,547,767

Common stock equivalents, calculated on a weighted average basis, consisting of the New Warrants and the stock options issued to the President and Chief Executive Officer, are dilutive. In periods where a net loss is reported, the effect of these securities have not been included in weighted average shares for diluted EPS because they are anti-dilutive when there is a net loss.

The vested portion of the Restricted Stock is included in the weighted-average shares outstanding for basic earnings per share. Non-vested shares that vest based solely on continued employment and are not subject to any performance contingency are included in the computation of diluted EPS using the treasury stock method; however, the effects of these dilutive securities have not been included in weighted average shares for diluted EPS in the periods where a net loss is reported because they are anti-dilutive when there is a net loss.

13.	Stock-Based Compensation (Dollars in Thousands, Except Per Share Amounts)

In accordance with SFAS 123R, compensation expense for stock option grants recognized in the period ended September 30, 2006 equals $201.

The following table sets forth the pro forma amounts of net income and earnings per share for the three and nine-month periods ended September 30, 2005. The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(Dollars in Thousands, Except Per Share Amounts)	3 Months	9 Months
	Ended September	Ended September
	30, 2005	30, 2005

Net income, as reported	$3,609	$218
Deduct: Total stock-based compensation expense under a fair value based method, net of related tax effects	(67)	(201)
Net income, pro forma	$3,542	$17

Basic earnings per share, as reported	$0.37	$0.02
Diluted earnings per share, as reported	$0.34	$0.02
Basic earnings per share, pro forma	$0.36	$0.00
Diluted earnings per share, pro forma	$0.34	$0.00

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

The Company's outstanding options were:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, December 31, 2005	985,000	$2.65
Granted
Exercised
Forfeited	(51,666)	$2.90
Outstanding, September 30, 2006	933,334	$2.63

Exercisable options as of September 30, 2006 were 311,678.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

14.	Business Segment Information and Geographic Area Information

The Company primarily manufactures and sells cellulosic food casings. The Company’s operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company’s corporate headquarters and are not allocated geographically. They include most of the Company’s debt and related interest expense and income tax benefits. Other expense for the quarter ended September 30, 2006 and September 30, 2005 includes net foreign exchange transaction gains (losses) of approximately $5 and $(143), respectively.

Geographic Area Information:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005
Net sales:
United States	$87,577	$88,704
South America	10,361	6,220
Europe	60,709	58,932

	$158,647	$153,856
Operating income (loss):
United States	$6,651	$8,299
Canada	(308)	(412)
South America	1,373	(395)
Europe	(290)	(1,108)

	$7,426	$6,384
Identifiable assets:
United States	$120,504	$120,572
Canada	21	28
South America	10,043	8,083
Europe	72,974	77,538

	$203,542	$206,221
United States export sales:
(reported in United States net sales above)
Asia	$12,858	$14,096
South and Central America	5,224	3,687
Canada	6,517	6,102
Other international	2,637	3,092

	$27,236	$26,977

15.	Subsequent Events

Effective December 31, 2006, the Viskase non-contributory defined benefit retirement plan for U. S. employees who are not covered by a collective bargaining agreement will be frozen and participants will no longer earn additional benefits under the plan. In addition, the defined contribution plan for employees hired on or after April 1, 2003 that provided a three percent (3%) defined contribution benefit will be terminated. Effective January 1, 2007, employees who are not covered by a collective bargaining agreement will be eligible for a variable profit sharing contribution of up to 8% of eligible earnings based upon the Company’s achievement of its annual EBITDA target. This plan will replace the existing variable profit sharing plan for employees who are not covered by a collective bargaining agreement that has a maximum payout of 3% of eligible earnings based upon the Company’s achievement of its annual EBITDA target.

In addition, the Company will (i) cease to provide postretirement life insurance benefits for current and future retirees of its United States operations who are not covered by a collective bargaining agreement and (ii) cease to provide postretirement medical and life insurance benefits for retirees of its Canadian operations as of December 31, 2006. The elimination of these United States and Canadian postretirement life and medical benefits will result in a projected $11,500 curtailment gain and reduction of the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheet as of December 31, 2006.

On November 7, 2006, the Company entered into a Series A Preferred Stock Purchase Agreement (the “SPA”) with Koala Holding LLC (“Koala”), Grace Brothers, Ltd. (“Grace Brothers”) and Northeast Investors Trust (“Northeast” and together with Koala and Grace Brothers, the “Investors”), pursuant to which the Investors agreed to purchase 12,307,692 shares of Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), of the Company at a purchase price of $1.95 per share. Koala agreed to purchase 10,769,231 shares for a purchase price of $21,000,000.45, Grace Brothers agreed to purchase 1,025,641 shares for a purchase price of $1,999,999.95 and Northeast agreed to purchase 512,820 shares for a purchase price of $999,999.00. Koala is an affiliate of Carl C. Icahn. Other affiliates of Mr. Icahn own 2,868,005 shares of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”). Grace Brothers and Northeast also own Common Stock. The closing of the purchase and sale of the Series A Preferred Stock under the SPA occurred on November 8, 2006.

Under the terms of the SPA, the Company has agreed to use commercially reasonable efforts to initiate a rights offering by no later than February 5, 2007 and to complete the rights offering by no later than May 6, 2007. The rights are expected to be outstanding for a period of sixty (60) days after the initiation of the rights offering. Pursuant to the rights offering, the Company would offer up to 12,307,692 shares of Common Stock at a purchase price of $1.95 per share. If the holders of rights, other than the Investors, exercise rights for $10,000,000 or more of Common Stock, then the Investors are required to exercise a ratable portion of their rights equal to the percentage of rights exercised by non-Investor holders of rights. The proceeds of such rights offering are required to be used to redeem Series A Preferred Stock.

The Series A Preferred Stock has an aggregate initial liquidation preference of $24,000,000. Each share of Series A Preferred Stock purchased pursuant to the SPA will accrue a minimum dividend of $0.219375 from the date of issuance to the earlier of the expiration or earlier termination of the rights offering or the six-month anniversary of the date of issuance. Thereafter, such shares will accrue dividends at the rate of 15% per annum. At the discretion of the Company, dividends on the Series A Preferred Stock may be paid in additional shares of Series A Preferred Stock in lieu of cash dividends. The holders of the Series A Preferred Stock are entitled to vote their shares on an as-converted basis as a single class together with the holders of the Common Stock. The ability of the Company to declare or pay dividends on the Common Stock will be restricted in the event that the Company fails to declare and pay full dividends on the Series A Preferred Stock.

The Series A Preferred Stock is both redeemable and convertible into common stock. Beginning on the six-month anniversary of the closing date, (i) the Series A Preferred Stock is convertible into Common Stock at the election of the holder at a conversion price of $1.365 per share and (ii) the Series A Preferred Stock is convertible into Common Stock in whole upon the written request of the holders of a majority of the Series A Preferred Stock at a conversion price of $1.365 per share. Provided that the rights offering has been initiated no later than ninety (90) days after the date of initial issuance of the Series A Preferred Stock, the Series A Preferred Stock not redeemed from the proceeds of the rights offering will automatically, shortly after the expiration or early termination of the rights offering, convert into Common Stock at a conversion price of $1.365 per share. The conversion prices are subject to anti-dilution adjustments.

The Company is required to redeem Series A Preferred Stock with the proceeds from the rights offering. In addition, the Series A Preferred Stock is redeemable at the election of the Company, and the holders shall have the right to require the Company to redeem Series A Preferred Stock, at any time after September 30, 2011. The redemption price is the liquidation preference plus accrued but unpaid dividends.

The holders of Series A Preferred Stock will have the registration rights set forth in that certain Registration Rights Agreement entered into on November 7, 2006 by and between the Company and the Investors (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company is obligated to provide demand, piggyback and shelf resale registration rights for the Registrable Securities (as defined therein), in each case, subject to the terms and conditions set forth therein.

On November 6, 2006, the Company completed its consent solicitation of the holders of its 11.5% Senior Secured Notes due 2011 to the proposed amendments of certain provisions of the (a) Indenture, dated as of June 29, 2004, among the Company and LaSalle Bank National Association, as Trustee and Collateral Agent, (b) Security Agreement, dated as of June 29, 2004, among the Company and LaSalle Bank National Association, as Collateral Agent and (c) Intercreditor Agreement, dated as of June 29, 2004, among the Company, the Collateral Agent and Wells Fargo Foothill, Inc. Accordingly, on November 7, 2006, the Company entered into a First Supplemental Indenture with LaSalle Bank National Association, as Trustee and Collateral Agent, a First Amendment to Security Agreement with the Collateral Agent, and a First Amendment to Intercreditor Agreement with the Collateral Agent and Wells Fargo Foothill, Inc. These amendments, among other things, increase the general indebtedness basket and the foreign subsidiary investment basket, revise the terms upon which the Company’s 8% Subordinated Notes due 2008 may be redeemed, make conforming amendments for the possible issuance of additional 11½ Senior Secured Notes due 2011 to refinance the 8% Subordinated Notes due 2008 and make conforming changes for the issuance of the Series A Preferred Stock and the completion of the rights offering. The Company also entered into a Consent and Second Amendment to Loan and Security Agreement with Wells Fargo Foothill, Inc. on November 7, 2006, amending that certain Loan and Security Agreement dated as of June 29, 2004. This amendment, among other things, increases the existing general indebtedness basket and makes conforming amendments to permit the issuance of the Series A Preferred Stock and the completion of the rights offering.

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

Our contribution margin varies with changes in selling price, input material costs, labor costs and manufacturing efficiencies. The total contribution margin increases as demand for our casings increases. Our financial results benefit from increased volume because we do not have to increase our fixed cost structure in proportion to increases in demand. For certain products, we operate at near capacity in our existing facilities. We regularly evaluate our capacity and projected market demand. During 2005, the Company announced that we were restarting extrusion capacity at our Thâon-les-Vosges, France facility. The Company made the decision to selectively increase our extrusion capacity through the restart of Thâon-les-Vosges, France extrusion capacity to meet the worldwide demand for small-diameter casing. This capacity came on-line during the fourth quarter of 2005.

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

We have continued to reduce our fixed cost structure in response to market and economic conditions. Since 1998, we have reduced annual fixed costs by approximately $40.0 million by:

•	closing our Chicago, Illinois plant and selling the facility;
•	reconfiguring our Loudon, Tennessee, Thâon-les-Vosges, France and Beauvais, France plants;
•	discontinuing our Nucel® operations;
•	closing our Lindsay, Ontario, Canada facility;
•	transfer of the finishing operations from Kentland, Indiana to Monterrey, Mexico; and
•	reducing the number of employees by approximately 30%.

Comparison of Results of Operations for the Fiscal Quarters Ended September 30, 2006 and September 30, 2005.

The following discussion compares the results of operations for the fiscal quarter ended September 30, 2006 to the results of operations for the fiscal quarter ended September 30, 2005. We have provided the table below in order to facilitate an understanding of this discussion. The table (dollars in millions) is as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	% Change Over 2005

NET SALES	$54.7	$52.2	4.6%

COST AND EXPENSES
Cost of sales	44.5	41.8	5.9%
Selling, general and administrative	7.9	7.3	7.9%
Amortization of intangibles	.1	.1	-0.9%
Restructuring expense	.5		100.0%
OPERATING INCOME	1.7	3.0	-77.3%

Interest income	.0	.2	-365.9%
Interest expense	3.7	3.2	13.0%
Post-retirement benefits curtailment gain		(.7)	NM
Other expense (income), net	.7	(.8)	NM
Income tax provision (benefit)	.3	(2.2)	NM

NET (LOSS) INCOME	($3.0)	$3.6	NM

Net Sales. Our net sales for the third quarter of 2006 were $54.7 million, which represents an increase of $2.5 million or 4.6% over the comparable prior quarter. Net sales benefited $0.7 million due to volume, $1.5 million due to foreign currency translation, and $0.3 million due to price and mix. Our net sales have been affected by our transition to our Monterrey, Mexico finishing facility; sales volume would have been higher if the relocation of certain machinery and equipment were not taking place. The Company expects to benefit from the transition of finishing to Mexico.

Cost of Sales. Cost of sales for third quarter of 2006 increased 5.9% from the prior year due to increased sales level for the same period. The increase can also be attributed to an increase in raw materials, labor costs, and costs associated with the start-up of the Monterrey, Mexico finishing facility offset by operating efficiencies and a $1.9 million reduction from the elimination of certain postretirement medical benefits. Start-up costs associated with the Monterrey, Mexico finishing facility were approximately $1.7 million during the third quarter of 2006. Cost of sales for the third quarter of 2006 includes higher than normal costs in the Monterrey and Kentland facilities; these costs were not classified as start-up costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million during the third quarter of 2006 as compared to the third quarter of 2005. Selling, general and administrative expenses in the third quarter of 2006 include start-up expense for our Monterrey, Mexico facility of $1.1 million offset by reductions from our continuous cost saving programs.

Restructuring Expenses. Restructuring expenses of $0.5 million in the third quarter of 2006 resulted from approved plans to reduce headcount to address the Company’s competitive environment.

Operating Income. The operating income for the third quarter of 2006 was $1.7 million, representing a decrease of $1.3 million from the prior year. The decrease in the operating income resulted primarily from increased restructuring expenses and increased costs associated with the start-up of the Monterrey, Mexico finishing facility.

Interest Expense. Interest expense, net of interest income, for the third quarter of 2006 was $3.7 million, representing an increase of $0.7 million compared to the prior year period. The increase is primarily from higher interest expense on the paid-in-kind debt, interest on borrowings under our Revolving Credit Facility and reductions in the amount of capitalized interest charged to our capital projects and interest income.

Other Expense (Income). Other expense for the third quarter of 2006 was $0.7 million compared to other income of $0.8 million for the third quarter of 2005. The increase in other expense consists principally of an increase in the net loss related to foreign currency transactions.

Income Tax Provision (Benefit). An income tax provision of $0.3 million was recognized on the loss before income taxes of $2.8 million for the third quarter of 2006 resulting principally from an income tax provision for income earned by foreign subsidiaries.

Primarily as a result of the factors discussed above, net loss was $3.0 million for the third quarter of 2006 compared to net income of $3.6 million for comparable prior year period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and September 30, 2005.

 The following discussion compares the results of operations for the nine months ended September 30, 2006 to the results of operations for the nine months ended September 30, 2005. We have provided the table below in order to facilitate an understanding of this discussion. The table (dollars in millions) is as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	% Change Over 2005

NET SALES	$158.6	$153.9	3.0%

COST AND EXPENSES
Cost of sales	127.3	122.8	3.5%
Selling, general and administrative	22.6	21.7	4.1%
Amortization of intangibles	.3	.5	-44.4%
Restructuring expense	.9	2.2	-130.5%
OPERATING INCOME	7.4	6.7	10.3%

Interest income	.2	.5	-190.4%
Interest expense	10.3	9.5	8.6%
Post-retirement benefits curtailment gain		(.7)
Other expense, net	.9	.0	97.7%
Income tax provision	.7	(1.9)	NM

NET (LOSS)	($4.4)	$.2	NM

Net Sales. Our net sales for the first nine months of 2006 were $158.6 million, which represents an increase of $4.7 million, or 3.0%, from the comparable prior year nine-month period. Net sales benefited $5.2 million from an increase in volume and $0.3 million due to foreign currency translation gain offset by a $0.8 million decrease due to price and mix. Our net sales have been affected by our transition to our Monterrey, Mexico finishing facility; sales volume would have been higher if the relocation of certain machinery and equipment were not taking place. The Company expects to benefit from the transition of finishing to Mexico.

Cost of Sales. Cost of sales for the first nine months of 2006 increased 3.5% from the comparable prior year nine-month period, but remained level as a percent of net sales (80% in both 2005 and 2006). The increase can be attributed to an increase in raw materials, labor costs, and costs associated with the start-up of the Monterrey, Mexico finishing facility offset by operating efficiencies and a $5.9 million reduction from the elimination of certain postretirement medical benefits. Start-up costs associated with the Monterrey, Mexico finishing facility were approximately $2.4 million during the first nine months of 2006. Cost of sales for the first nine months of 2006 includes higher than normal costs in the Monterrey and Kentland facilities; these costs were not classified as start-up costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million for the first nine-months of 2006 to $44.5 million as compared to the first nine-months of 2005. Selling, general and administrative expenses in the first nine-months of 2006 include start-up expense of our Monterrey, Mexico facility of $2.9 million offset by reductions from our continuous cost saving programs.

Operating Income. The operating income for the first nine months of 2006 was $7.4 million, representing an increase of $0.7 million from the prior year first nine months. The increase in the operating income resulted primarily of decreased restructuring expenses offset by higher selling, general, and administrative expenses. Operating income for the first nine months of 2005 includes a restructuring charge of $2.2 million of which $1.7 million was related to one-time employee costs related to our transfer of Kentland, Indiana finishing operations to Monterrey, Mexico. Operating income the first nine months of 2006 includes a restructuring charge of $0.9 million.

Interest Expense. Interest expense, net of interest income, for the first nine months of 2006 was $10.1 million, or an increase of $1.1 compared to the prior year period. The increase is primarily higher interest expense on the paid-in-kind debt, interest on borrowings under our Revolving Credit Facility and from a $0.4 million reduction in capitalized interest charged to our capital projects.

Other Expense. Other expense of approximately $0.9 million for the first nine months of 2006 consists principally of a $0.5 million related to expenses for strategic planning initiatives.

Income Tax Provision. During 2006, an income tax provision of $0.7 million was recognized on the loss before income taxes of $3.8 million resulting principally from an income tax provision for income earned by our foreign subsidiaries.

Primarily as a result of the factors discussed above, net loss for the first nine months of 2006 was $4.4 million compared to net income of $0.2 million for the first nine months of 2005.

Effect of Changes in Exchange Rates

In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies, with the exception of the Brazilian export market and the U.S. export markets, which are priced in U.S. dollars. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Exchange rate fluctuations increased comprehensive income by $2.8 million in 2006 and decreased comprehensive income by $3.1 million during the comparable period in 2005.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $8.4 million during the first nine months of 2006. Cash flows used in operating activities were $14.0 million and used in investing activities were $8.6 million. Cash flows provided by financing activities were $13.8 million. Cash flows used in operating activities were principally attributable to net loss, increase in working capital, decrease in deferred taxes and postretirement curtailment gain offset by depreciation and amortization, non-cash interest and foreign translation losses. Cash flows used in investing activities were principally attributable to capital expenditures. Cash flows provided by financing activities principally consisted of borrowing under our Revolving Credit Facility.

As of September 30, 2006 the Company had positive working capital of approximately $33.1 million including restricted cash of $3.3 million, with additional amounts available under its Revolving Credit Facility.

As of November 8, 2006, following the completion of the Company’s Series A Preferred Stock issuance, the Company had no borrowings under its Revolving Credit Facility and had availability in excess of $14 million with respect to its Revolving Credit Facility.

We are in the process of restructuring our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to substantially complete the move by the end of 2006 and to incur start-up costs through the first quarter of 2007. The relocation of the finishing operations has been funded by use of cash, cash equivalents, and borrowing under our Revolving Credit Facility and equity proceeds.

As a result of the Company’s move to Mexico for the production of certain products, an evaluation of the realizability of certain of its facilities and other fixed assets will be completed in the fourth quarter of 2006. This evaluation could result in a non-cash charge to earnings at that time.

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

With limited exceptions, the 11.5% Senior Secured Notes require that the Company maintain a minimum annual level of EBITDA calculated at the end of each fiscal quarter as follows:

Fiscal quarter ending	Amount

September 30, 2004 through September 30, 2006	$16.0 million
December 31, 2006 through September 30, 2008	$15.0 million
December 31, 2008 and thereafter	$20.0 million

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $10.0 million. The Company was in compliance with the minimum annual level of EBITDA as of September 30, 2006.

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

At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of September 30, 2006 is approximately 116%.

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

Within 90 days after the end of each fiscal year ending in 2006 and thereafter, for which the Company’s Excess Cash Flow (as defined) was greater than or equal to $2.0 million, the Company must offer to purchase a portion of the 11.5% Senior Secured Notes at 101% of principal amount, together with accrued and unpaid interest to the date of purchase, with 50% of our Excess Cash Flow from such fiscal year (“Excess Cash Flow Offer Amount”); except that no such offer shall be required if the Revolving Credit Facility prohibits such offer from being made because, among other things, a default or an event of default is then outstanding thereunder. The Excess Cash Flow Offer Amount shall be reduced by the aggregate principal amount of 11.5% Senior Secured Notes purchased in eligible open market purchases as provided in the indenture. We do not expect that there will be any Excess Cash Flow (as defined) for the 2006 fiscal year.

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

On November 7, 2006, the Company entered into a First Supplemental Indenture to amend the provisions of the 11.5% Senior Notes Indenture. Pursuant thereto, the Indenture was amended (i) to permit the issuance and redemption of $24.0 million of Series A Preferred Stock, (ii) to permit the offering of $24.0 million of Common Stock by the Company in connection in connection with and to redeem the Series A Preferred Stock, (iii) to modify the definitions of Consolidated Net Income, Permitted Indebtedness and Permitted Investment, (iv) to reduce the minimum annual level of EBITDA for the fiscal quarters ending December 31, 2006 though September 30, 2008 from $16.0 million to $15.0 million (v) to modify the proviso that such minimum annual level of EBITDA covenant is in effect only when the amount of unrestricted cash and availability under the Revolving Credit Facility is below $10.0 million, (vi) to revise the required reporting to holders, (vii) to modify the Consolidated Net Worth and Fixed Charge Coverage Ratio requirement related to a merger, consolidation or sale of assets and (viii) to permit the possible issuance of additional 11.5% Senior Secured Notes to refinance the 8% Subordinated Notes due 2008.

The Revolving Credit Facility contains various covenants which restrict the Company’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Subordinated Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving Credit Facility exceeds 30% of the facility amount. The Company was in compliance with the minimum EBITDA and permitted capital expenditures covenants as of September 30, 2006.

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

On November 7, 2006, the Company entered into an amendment of the Revolving Credit Facility. Pursuant thereto, the Revolving Credit Facility was amended (i) to permit the issuance and redemption of $24.0 million of Series A Preferred Stock, (ii) to permit the offering of $24.0 million of Common Stock by the Company in connection in connection with and to redeem the Series A Preferred Stock, (iii) to add or modify the definitions of Maquiladora, Maquila Program, Capital Expenditures, Notes and Permitted Investments, (iv) to increase the amount of the existing Permitted Investment and Permitted Indebtedness baskets, and (v) to permit issuance of additional 11.5% Senior Secured Notes to refinance the 8% Subordinated Notes due 2008.

The 8% Subordinated Notes bear interest at a rate of 8% per year, and accrue interest from December 1, 2001, payable semi-annually (except annually with respect 2005 and quarterly with respect to 2006), with interest payable in the form of 8% Subordinated Notes (paid-in-kind) through 2004. Interest for 2005 and 2006 will be payable in cash to the extent of available cash flow, as defined, and the balance in the form of 8% Subordinated Notes (paid-in-kind). For the year ended December 31, 2005 and the three quarters ended September 30, 2006, interest on the 8% Subordinated Notes was paid entirely in the form of 8% Subordinated Notes (paid-in-kind). We expect to pay all of the interest payable in 2006 in the form of 8% Subordinated Notes (paid-in-kind). Thereafter, interest will be payable in cash. The 8% Subordinated Notes mature on December 1, 2008.

On June 29, 2004, the holders contractually subordinated the Company’s obligations under the 8% Subordinated Notes to obligations under certain indebtedness, including the 11.5% Senior Secured Notes and the Revolving Credit Facility. The carrying amount of the 8% Subordinated Notes outstanding at September 30, 2006 is $15.8 million.

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

Letters of credit in the amount of $2.4 million were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at September 30, 2006.

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

We are in the process of restructuring our finishing operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to substantially complete the move by the end of 2006. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $16.0 million, substantially all of which will result in cash expenditures. We also expect to make capital expenditures of approximately $10.0 million in connection with the restructuring, and as of September 30, 2006, we have made capital expenditures of approximately $9.6 million. We began to incur these costs and capital expenditures in the second quarter of 2005 and expect to continue to incur them through the first quarter of 2007. We believe that the restructuring will yield annual operating cost reductions of between $7.0 million and $8.0 million when the Mexico relocation is complete.

Capital expenditures for the first nine months of 2006 and the first nine months of 2005 totaled $8.7 million and $9.8 million, respectively. The 2006 capital expenditures are principally related to the relocation of finishing operations to Mexico.

During the first nine months of 2006, we spent approximately $1.8 million on research and development programs, including product and process development, and on new technology development. The 2006 research and development and product introduction expenses are expected to be approximately $2.8 million. Among the projects included in the current research and development efforts are specialty plastic films, Smoke Master™ small diameter and fibrous casings, VISMOKE™ casings, VISCOAT™ casings and the application of certain patents and technology for license by Viskase.

Pension and Postretirement Benefits

Our long-term pension and postretirement benefit liabilities totaled $50.7 million at September 30, 2006.

Expected annual cash contributions for pension and postretirement benefit liabilities are expected to be (in millions):

	2006	2007	2008	2009	2010
Pension	$12.5	$11.2	$9.1	$7.7	$7.3
Postretirement benefits	0.9	0.2	0.1	0.1	0.1
Total	$13.4	$11.4	$9.2	$7.8	$7.4

Other

As of September 30, 2006, the aggregate maturities of debt(1) for each of the next five years are (in thousands):

	2006	2007	2008	2009	2010	Thereafter

Revolving Credit Facility	$14,027
11.5% Senior Secured Notes						$90,000
8% Subordinated Notes			$18,684
Other	74					1,019

	$14,101		$18,684			$91,019

(1)	The aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value.

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

The Company recognized a one-time $0.974 million curtailment gain recorded in the consolidated statements of operations and reduction in the unfunded pension liability included in “Accrued employee benefits” on the consolidated balance sheet related to the announced closing of its Kentland, Indiana finishing operations. This curtailment gain was recognized as of December 31, 2005.

The United States and Canadian operations of the Company historically provided postretirement health care and life insurance benefits. The Company accrues for the accumulated postretirement benefit obligation that represents the actuarial present value of the anticipated benefits. Measurement is based on assumptions regarding such items as the expected cost of providing future benefits and any cost sharing provisions. The Company terminated postretirement medical benefits as of December 31, 2004 for all active employees and retirees in the United States who are not covered by a collective bargaining agreement. The termination of the United States postretirement medical benefits resulted in a $34.055 million curtailment gain and reduction in the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheet in 2004.

On September 30, 2005, employees in the U.S. covered by a collective bargaining agreement ratified a new agreement which contained a provision that terminates postretirement medical benefits as of December 31, 2006 for all active employees and retirees covered by the collective bargaining agreement. The termination of the United States postretirement medical benefits for employees covered by the collective bargaining agreement resulted in a $0.668 million curtailment gain and reduction in the unfunded postretirement medical liability included in “Accrued employee benefits” on the consolidated balance sheet in 2005. In addition, the Company will amortize the remaining unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits over the 15 month period from October 1, 2005 through December 31, 2006. Approximately $5.882 million was recorded as a reduction to cost of sales during the first three quarters of 2006 and the Company will recognize a total of $7.856 million during 2006.

Effective December 31, 2006, the Viskase non-contributory defined benefit retirement plan for U. S. employees who are not covered by a collective bargaining agreement will be frozen and participants will no longer earn additional benefits under the plan. In addition, the defined contribution plan for employees hired on or after April 1, 2003 that provided a three percent (3%) defined contribution benefit will be terminated. Effective January 1, 2007, employees who are not covered by a collective bargaining agreement will be eligible for a variable profit sharing contribution of up to 8% of eligible earnings based upon the Company’s achievement of its annual EBITDA target. This plan will replace the existing variable profit sharing plan for employees who are not covered by a collective bargaining agreement that has a maximum payout of 3% of eligible earnings based upon the Company’s achievement of its annual EBITDA target.

In addition, the Company will (i) cease to provide postretirement life insurance benefits for current and future retirees of its United States operations who are not covered by a collective bargaining agreement and (ii) cease to provide postretirement medical and life insurance benefits for retirees of its Canadian operations as of December 31, 2006. The elimination of these United States and Canadian postretirement life and medical benefits will result in a projected $11.5 million curtailment gain and reduction of the unfunded postretirement liability included in “Accrued employee benefits” on the consolidated balance sheet as of December 31, 2006.

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

In the ordinary course of business, we lease certain equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of September 30, 2006 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

Long-Lived Assets

The Company continues to evaluate the recoverability of long-lived assets including property, plant and equipment, patents and other intangible assets. Impairments are recognized when the expected undiscounted future operating cash flows derived from long-lived assets are less than their carrying value. If impairment is identified, valuation techniques deemed appropriate under the particular circumstances will be used to determine the asset’s fair value. The loss will be measured based on the excess of carrying value over the determined fair value. The review for impairment is performed at least once a year and when circumstances warrant. As a result of the Company’s move to Mexico for the production of certain products, an evaluation of the realizability of certain of its facilities and other fixed assets will be completed in the fourth quarter of 2006. This evaluation could result in a non-cash charge to earnings at that time.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relations with unconsolidated entities or other persons.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes collected from customers and remitted to governmental authorities are recorded on the net method.

Contingencies

In 1993, the Illinois Department of Revenue (“IDR”) filed a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR’s denial of the Company’s allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries.  The IDR asserted it was owed, as of the petition date, $0.998 million in taxes, $0.356 million in interest and $0.270 million penalties.  The Company objected to the claim on various grounds.  In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the District Court affirmed the Bankruptcy Court’s order denying the IDR claim.   IDR appealed the District Court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the District Court and remanded the case for further proceedings on the Company’s other objections to the claim. On November 16, 2005, the Bankruptcy Court issued an opinion in which it denied the IDR’s claim to the extent it seeks principal tax liability and found that no principal tax liability remains due.   However, because of certain timing issues with respect to the carryback of subsequent net operating loss used to eliminate the principal tax liabilities in 1988 and 1989, the issue of the amount of interest and  penalties (for approximately 14 years), if any, has not been determined by the Bankruptcy Court.  The IDR has asserted that as of February 2006, approximately $0.432 million was owed in interest.  On June 21, 2006, the Bankruptcy Court issued an order granting in part and denying in part the IDR claim. The Bankruptcy Court order determined the amount of interest due through May 2006 to be $0.301 million. On June 29, 2006, the IDR appealed the Bankruptcy Court’s November 16, 2005 order with regard to the principal tax liability in 1988 and 1999. On October 31, 2006, the United States District Court affirmed the Bankruptcy Court order. The Company intends to vigorously defend its position on the utilization of the carryback of subsequent net operating losses to eliminate the principal tax liabilities in 1988 and 1989 if the District Court’s opinion is appealed. The IDR has asserted that if it were successful on appeal, that the Company would have liability to the IDR as of the beginning of 2005 in the amount of approximately $2.9 million.

During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16.6 million for taxes and R$16.3 million for penalties and interest, or about $7.8 million and $7.6 million, respectively at exchange rates in effect on October 26, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$0.2 million for taxes and R$1.7 million for penalties and interest, or about $0.1 million and $0.8 million, respectively, at exchange rates in effect on October 26, 2006. The attorneys representing Viskase Brazil on these tax disputes have advised the Company that the likelihood of liability with respect to the tax assessments is remote. In view of the magnitude of the assessments, Viskase Brazil sought the advice of another law firm with respect to one of the Import Assessments and with respect to the Documentation Assessment. The second law firm expressed its belief (i) that the likelihood of liability on the Import Assessment it reviewed either was possible tending to probable or was possible, depending on the theory of liability pursued by the tax authorities, and (ii) that the likelihood of liability on the Documentation Assessment was probable. Viskase believes that the two Import Assessments raise essentially the same issues and therefore did not seek advice from the second law firm with respect to the other Import Assessment. The Company has provided a reserve in the amount of $2.0 million. Viskase Brazil strongly denies the allegations set forth in the tax assessments and intends to vigorously defend itself. On October 25, 2006, Viskase Brazil presented oral arguments before the Brazilian administrative tax panel, which panel is expected to rule within 30 days.

In addition, the Company is involved in various other legal proceedings arising out of our business and other environmental matters, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The “iron curtain” method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We currently use the “roll-over” method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the “dual approach” had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006.  When we initially apply the provisions of SAB 108, we expect to record an increase in Receivables of approximately $0.3 million and an increase in retained earnings of approximately $0.3 million as of January 1, 2006.  The accompanying financial statements do not reflect these adjustments.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The company is assessing SFAS No. 158 and has not determined yet the impact that the adoption of SFAS No. 158 will have on its result of operations or financial position.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at September 30, 2006, a 10% devaluation of the U.S. dollar would increase the Company’s consolidated financial position by approximately $0.029 million for 2006 and $0.246 million for the comparable period 2005. Exchange rate fluctuations increased comprehensive income by $2.825 million for 2006 and decreased income by $3.127 million for the comparable period 2005.

From time to time the Company purchases gas futures contracts to lock in set rates on gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As such, the gain on the change of fair value of the future contracts open during the fourth the quarter of 2006 was recorded in “Other (income) expense”, net and was immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date: November 14, 2006