Form 10-K/A
period 2005-12-31
VISKASE COMPANIES INC
filed 2006-12-22
CIK 33073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-5485

VISKASE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2677354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8205 South Cass Avenue, Suite 115, Darien, IL	60561
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Viskase, Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2005 to amend Item 9A to revise in certain respects the evaluation of our disclosure controls and procedures.

Item 9A.	Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the absence of procedures to detect the journal entry errors that were made in 2005 and 2004.

There were no material changes to the Company’s internal control over financial reporting during the fourth quarter of 2005.

Item 15.	Exhibits and Financial Statement Schedules.

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.

2

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
Gordon S. Donovan
Vice President, Chief Financial Officer and Treasurer

Date: December 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of December, 2006.

/s/ Robert L. Weisman Robert L. Weisman Chief Executive Officer and President (Principal Executive Officer, Director)	/s/ Gordon S. Donovan Gordon S. Donovan Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Vincent Intrieri Vincent Intrieri, Chairman of the Board	/s/ SungHwan Cho SungHwan Cho (Director)

/s/ Eugene I. Davis Eugene I. Davis (Director)	/s/ James L. Nelson James L. Nelson (Director)

/s/ Peter K. Shea Peter K. Shea (Director)	/s/ Jon F. Weber Jon F. Weber (Director)

3

VISKASE COMPANIES, INC.

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002