Form 10-K
period 2006-12-31
VISKASE COMPANIES INC
filed 2007-04-10
CIK 33073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of March 26, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,198,787.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of April 5, 2007, there were 29,458,257 shares outstanding of the registrant's Common Stock, $.01 par value.

VISKASE COMPANIES, INC.

Form 10-K Annual Report - 2006

PART I

ITEM 1.	BUSINESS

(a)	General Development of Business

General

We are a leading provider of artificial casings and various plastics products for food processors throughout the world. Our primary product, artificial casings, is used for preparing processed meats like hot dogs, sausages, and deli meats. Due to the complexities and variations in our customers’ manufacturing processes, we customize nearly all of our casings for use in a specific customer’s processing plant.

Our customers are located throughout the world and many of them have been buying our products for decades. We market our product through a combination of direct sales representatives, distributors and agents, which enables us to sell our products in virtually every country in the world.

In addition to our casings business, we also make plastic barrier bags, other high-end specialty plastics products for food suppliers, membranes for laboratory dialysis and battery separators.

We were incorporated in Delaware in 1970 and are the successor company to the original inventor of cellulosic casings in 1925. Unless the context otherwise requires, references to “our company,” “we,” “us” and “our,” refer to us and our consolidated subsidiaries and our predecessors.

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

Acquisition of Majority Control of Our Common Stock

In November 2006, the Company entered into an agreement to issue and sell an aggregate of $24 million of Series A Preferred Stock of the Company to affiliates of three shareholders of the Company, including an affiliate of Carl C. Icahn. See Part II, Item 8, Note 13 of Notes to Consolidated Financial Statements for details of the transaction. This agreement required the Company to conduct a rights offering of Common Stock, with the proceeds dedicated to the redemption of the Series A Preferred Stock along with associated dividends. Prior to this transaction, Carl C. Icahn held beneficial ownership of approximately 28.9% of our outstanding Common Stock. After giving effect to the rights offering and the related redemption and mandatory conversion of the Series A Preferred Stock, Mr. Icahn benefitically owns approximately 67.0% of our outstanding common stock. In addition, four of our seven directors are employed by affiliates of Mr. Icahn.

Additional Information

Our principal executive offices are located at 8250 South Cass Avenue, Suite 115, Darien, Illinois 60561, our telephone number is 1-630-874-0700 or 1-800-VISKASE and our internet website is located at http://www.viskase.com.

The Company historically has filed annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). As of March 22, 2007, the Company terminated its obligation to file reports under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our filed annual, quarterly and special reports are available at no charge through the Investor Relations section of our web site at http://www.viskase.com.

(b)	Financial Information About Segments

Reference is made to Part II, Item 8, Note 24 of Notes to Consolidated Financial Statements.

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

International Operations

Viskase has five manufacturing and/or finishing facilities located outside the continental United States, in Monterrey, Mexico; Beauvais, France; Thâon-les-Vosges, France; Caronno, Italy; and Guarulhos, Brazil. Net sales from customers located outside the United States represented approximately 63% of our total net sales in 2006. Our operations in France are responsible for distributing products, directly or through distributors, in Europe, Africa, the Middle East and parts of Asia. While overall consumption of processed meat products in North America and Western Europe is stable, there is a potential for market growth in Eastern Europe, Latin America and Southeast Asia.

Sales and Distribution

Viskase has a broad base of customers, with no single customer accounting for more than 7% of our net sales. We are able to sell our products in most countries throughout the world. In the United States, Viskase has a staff of technical sales teams responsible for sales and service to processed meat and poultry producers. Approximately 77 distributors market Viskase products to customers in Europe, Africa, the Middle East, Asia, and Latin America. Our products are marketed through our own subsidiaries in France, Germany, Italy, Poland, Brazil, and Mexico, and we maintain ten service and distribution centers located in the United States, Brazil, Canada, Germany, Italy and Poland. The service centers perform limited finishing and provide sales, customer service, warehousing and distribution. Distribution centers provide only warehousing and distribution. As of December 31, 2006 and 2005, Viskase had backlog orders of approximately $69.2 million and $42.8 million, respectively. Orders on backlog typically are filled within 90-120 days.

Competition

Viskase is one of the world's leading producers of cellulosic casings. While our industry generally competes based on volume and price, we seek to maintain a competitive advantage and differentiate ourselves from our competitors by manufacturing products that have higher quality and superior performance characteristics when compared to our competitors' products; by being responsive to customer product requirements; by providing technical support services to our customers for production and formulation requirements; and by producing niche products to satisfy individual customer needs.

Viskase's principal competitors in the cellulosic casing market are Viscofan, S.A., located in Spain with additional facilities in Germany, the Czech Republic, the United States, Mexico and Brazil; Kalle Nalo GmbH, located in Germany; Wolff Walsrode, a wholly owned subsidiary of Dow Chemical, located in Germany; VT Holding Group, located in Finland; and two Japanese manufacturers, Futamura Chemical, marketed by Meatlonn, and Toho. Our primary competitors include several corporations that are larger and better capitalized than we are and thus are less vulnerable to price reductions in the market. During the previous ten years, we have experienced reduced profits due to overcapacity in our industry and intense competition based on price.

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

We believe we have achieved and maintained our position as a leading producer of cellulosic casings for packaging meats through significant expenditures on research and development. We expect to continue our research and development efforts. The commercialization of certain of our product and process applications, and related capital expenditures to achieve commercialization, may require substantial financial commitments in future periods. Research and development costs for the Company are expensed as incurred and totaled $2.3 million, $2.3 million and $2.7 million for 2006, 2005 and 2004, respectively.

Seasonality

Historically, our domestic sales and profits have been seasonal in nature, increasing in the spring and summer months. Sales outside of the United States follow a relatively stable pattern throughout the year.

Raw Materials

The raw materials we use include cellulose (derived from wood pulp), specialty fibrous paper and various other chemicals. We generally purchase our raw materials from a single source or small number of suppliers with whom we maintain good relations. Certain primary and alternative sources of supply are located outside the United States. We believe, but there can be no assurance, that adequate alternative sources of supply currently exist for all of our raw materials or that raw material substitutes are available, which we could modify our processes to utilize.

Employees

We believe we maintain productive and amicable relationships with our approximately 1,582 employees worldwide. Approximately 995 of our 1,582 employees are union members. One of our domestic facilities, located in Loudon, Tennessee, is unionized. Our collective bargaining agreement covering union employees at the Loudon facility expires on September 30, 2010. Additionally, all of our European, Brazilian and Mexican plants have national agreements with annual renewals. Employees at our European plants have negotiations occurring at both local and national levels.

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

Under the Clean Air Act Amendments of 1990, various industries, including casings manufacturers, are or will be required to meet maximum achievable control technology (“MACT”) air emissions standards for certain chemicals. MACT standards applicable to all U.S. cellulosic casing manufacturers were promulgated June 11, 2002. We spent approximately $10.3 million in capital expenditures for MACT compliance, and we are currently in compliance with MACT standards.

Under the Resource Conservation and Recovery Act, regulations have been proposed that, in the future, may impose design and/or operating requirements on the use of surface impoundments of wastewater. Two of our plants use surface impoundments. We do not foresee these regulations being imposed in the near future.

On December 18, 2006, the Parliament of the European Union passed regulation 2006/1907, Registration, Evaluation, and Authorization of Chemicals (“REACH”). REACH covers the production and use of chemical substances, and applies to manufacturers, importers and, in certain cases, downstream users. Once REACH takes effect, beginning in June 2007, it will require all chemicals of one ton or more in annual volume that are manufactured in or imported into the European Union to be tested for health and safety and registered with a new central European authority, the European Chemicals Agency, located in Helsinki, Finland. Registration deadlines vary based on the type of chemical and amount produced or imported and the entire program will be phased in over eleven years.

REACH also applies to all chemicals that are considered of very high concern to health or the environment, regardless of volume. Depending on the substance in question and its use, producers and importers may be obliged to investigate its affects on human health and the environment. The most hazardous chemicals, including carcinogens, reproductive toxins, or those that accumulate in humans or animals, can only be used if authorized by the European Chemicals Agency. We believe that some of the chemicals we use in our manufacturing process may fall into this category.

We are evaluating the potential effect of this regulation on our business, but at this time cannot determine the magnitude of the impact, if any.

(d)	Financial Information About Geographic Areas

Reference is made to Part II, Item 8, Note 24 of Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

Risks Related to our Business

We emerged from bankruptcy in April 2003, have a history of losses and may not become profitable.

We emerged from bankruptcy in April 2003 and have a history of losses. We may not grow or achieve and maintain profitability in the near future, or at all. On November 13, 2002, we filed a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On April 3, 2003, we consummated our prepackaged plan of reorganization, as modified by the bankruptcy court, and emerged from bankruptcy. If we cannot achieve and maintain profitability, the value of an investment in our securities may decline. Should we file for bankruptcy again in the future, the value of an investment in our securities could decline even further.

We face competitors that are better capitalized, and the continuous-flow nature of the casings manufacturing process forces competitors to compete based on volume, which could adversely affect our revenues and results.

We face competition in the United States and internationally from competitors that may have substantially greater financial resources than we have. The cellulosic casings industry includes several competitors that are larger and better capitalized than we are. Currently, our primary competitors include Viscofan, S.A., Kalle Nalo GmbH, and VT Holding Group, although new competitors could enter the market or competing products could be introduced. Although small cellulosic prices appear to have stabilized during the past two years, and there have been some price increases in the small cellulosic segment of the industry recently, since 1995 there had been steady declines in the prices of cellulosic casing products generally. Also, although we believe that the current output in our industry is in balance with global demand, the continuous-flow nature of the casings manufacturing process has historically required competitors in our industry to compete based on volume. We attempt to differentiate our products on the basis of product quality and performance, product development, service, sales and distribution, but we, and competitors in our industry have used price as a competitive factor in an attempt to obtain greater volumes. If prices decline, we may not be able to achieve profitability, whereas certain of our competitors who are better capitalized may be positioned to absorb such price declines. Any of these factors could result in a material reduction of our revenue, gross profit margins and operating results.

We receive our raw materials from a limited number of suppliers, and problems with their supply could impair our ability to meet our customer’s product demands.

Our principal raw materials, paper and pulp, constitute an important aspect and cost factor of our operations. We generally purchase our paper and pulp from a single source or a small number of suppliers. Any inability of our suppliers to timely deliver raw materials or any unanticipated adverse change in our suppliers could be disruptive and costly to us. Our inability to obtain raw materials from our suppliers would require us to seek alternative sources. These alternative sources may not be adequate for all of our raw material needs, nor may adequate raw material substitutes exist in a form that our processes could be modified to use. These risks could materially and adversely affect our sales volume, revenues, costs of goods sold and, ultimately, profit margins.

Our failure to efficiently respond to industry changes in casings technology could jeopardize our ability to retain our customers and maintain our market share.

We and other participants in our industry have considered alternatives to cellulosic casings for many years. As resin technology improves or other technologies develop, alternative casings or other manufacturing methods may be developed that threaten the long-term sustainability and profitability of our cellulosic casings, our core product, and our fibrous casings. Our failure to anticipate, develop or efficiently and timely integrate new technologies that provide viable alternatives to cellulosic casings, including plastics and film alternatives, may cause us to lose customers and market share to competitors integrating such technologies, which, in turn, would negatively impact our revenues and operating results.

Sales of our products could be negatively affected by problems or concerns with the safety and quality of food products.

We could be adversely affected if consumers in the food markets were to lose confidence in the safety and quality of meat products, particularly with respect to processed meat products for which casings are used, such as hot dogs, deli meats and sausages. Outbreaks of, or even adverse publicity about the possibility of, diseases such as avian influenza and “mad cow disease,” food-borne pathogens such as E. coli and listeria and any other food safety problems or concerns relating to meat products, may discourage consumers from buying meat products. These risks could also result in additional governmental regulations, and/or cause production and delivery disruptions or product recalls. Each of these risks could adversely affect the demand for our products, and consequently, our sales volumes and revenues.

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

Our facilities are capital intensive, and we may not be able to obtain financing to fund necessary capital expenditures.

Our business is capital intensive. We operate eight manufacturing facilities and eleven distribution centers as part of our business. We are required to make substantial capital expenditures and substantial repair and maintenance expenditures to maintain, repair, upgrade and expand existing equipment and facilities to keep pace with competitive developments. In addition, we are required to invest in technological advances to maintain compliance with safety standards and environmental laws or regulations. For example, we have already spent in excess of $10.0 million on maximum achievable control technology (“MACT”) to meet certain air emissions standards related to carbon disulfide under the Clean Air Act Amendments of 1990. We spent approximately $13.2 million for capital expenditures in 2006 and will spend approximately $8.4 million in 2007 and $10.2 million in 2008. At some point in the future, we may be required to obtain additional financing to fund capital expenditures. If we need to obtain additional funds, we may not be able to do so on terms favorable to us, or at all, which would ultimately negatively affect our production and operating results.

We are in the process of moving operations from our Kentland, Indiana facility to Monterrey, Mexico, which could affect our worldwide manufacturing capabilities and divert attention and resources.

We are the process of relocating a majority of our United States finishing operations from Kentland, Indiana to Monterrey, Mexico. We have experienced delays in the process that have resulted in higher costs and decreases in our level of customer service. We believe that these delays have already resulted, and will continue to result, in lost sales, decreased operating results due to the effect of duplicative costs and lost margins and will have a negative effect on our liquidity during 2007. During this period, we may have lower revenues due to the loss of finishing capacity resulting from machine transfers and a loss of manufacturing efficiency due to training a new workforce in Mexico.

Business interruptions at any of our production facilities could increase our operating costs, decrease our sales or cause us to lose customers.

The reliability of our production facilities is critical to the success of our business. In recent years, we have streamlined our productive capacity to be better aligned with our sale volumes. At current operating levels, we have little or no excess production capacity for certain products. If the operations of any of our manufacturing facilities were interrupted or significantly delayed for any reason, including labor stoppages, we may be unable to shift production to another facility without incurring a significant drop in production. Such a drop in production would negatively affect our sales and our relationships with our customers. Similarly, inefficiencies in the initial operation of our Mexico facility may adversely affect production volumes.

We are subject to significant minimum contribution requirements and to market exposure with respect to our U.S. defined benefit plan, both of which could adversely affect our cashflow.

Although the amount fluctuates, our aggregate minimum funding contribution requirement for our U.S. defined benefit plan from 2007 through 2011 is approximately $30.2 million and our unfunded pension liability is $34.3 million. These amounts could increase or decrease due to market factors, including actual and expected returns on plan assets, and the discount rate used to measure the liability.

Our international sales and operations expose us to political and economic risks in foreign countries, as well as to risks related to currency fluctuations, all of which could impair our ability to do business at the international level.

We currently have manufacturing or sales and distribution centers in seven foreign countries, including Brazil, Canada, France, Germany, Italy, Mexico and Poland. Our international sales and operations may be subject to various political and economic risks including, but not limited to: possible unfavorable exchange rate fluctuations or hyperinflation; changes in a country’s or region’s political or economic conditions; governmental regulations, including import and export controls; and tariffs.

Our sales to customers located outside the United States generally are subject to taxes on the repatriation of funds. In addition, international operations in certain parts of the world may be subject to international balance of payments difficulties that may raise the possibility of delay or loss in the collection of accounts receivable from sales to customers in those countries. Net sales to customers located outside the United States represented approximately 64% of our total net sales in 2005 and approximately 63% of our total net sales in 2006.

Should any of these risks occur, it could impair our ability to export our products or conduct sales to customers located outside of the United States and result in a loss of sales and profits from our international operations.

Continued consolidation of our customers and increasing competition for those customers may put pressures on our sales volumes and revenues.

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

Viscofan, S.A. acquired the North American operations of Teepak LLC in January 2006, and VT Holding Group acquired Teepak Europe and Oy Visko AB in January 2007. As a result, both companies have strengthened their market share in the United States and other key markets in which we participate. This could negatively affect our relationships with certain of our customers, which in turn could have a negative impact on our financial position.

Continued compliance with environmental regulations may result in significant costs, which could negatively affect our financial condition.

Our operations are subject to extensive and increasingly stringent environmental, health and safety laws and regulations pertaining to the discharge of substances into the environment, the handling and disposition of wastes and land reclamation and remediation of hazardous substance substances. We are also subject to differing environmental regulations and standards due to the fact that we operate in many different countries. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred, and will continue to incur, significant capital and operating expenditures to comply with various environmental laws and regulations. For example, we have spent in excess of $10 million on “maximum achievable control technology” to meet certain air emissions standards related to carbon disulfide under the Clean Air Act Amendments of 1990. Additional environmental requirements imposed in the future could require currently unanticipated investigations, assessments or expenditures, and may require us to incur significant additional costs. As the nature of these potential future charges is unknown, management is not able to estimate the magnitude of any future costs, and we have not accrued any reserve for any potential future costs.

Some of our facilities have been in operation for many years. During that time, we and previous owners of these facilities may have generated and disposed of wastes that are or may be considered hazardous or may have polluted the soil or groundwater at our facilities, including adjacent properties. Some environmental regulations impose liability on certain categories of persons who are deemed to be responsible for the release of “hazardous substances” or other pollutants into the environment, without regard to fault or to the legality of such person’s conduct. Under certain circumstances, a party may be required to bear more than its proportional share of cleanup costs at a contaminated site for which it has liability if payments sufficient to remediate the site cannot be obtained from other responsible parties.

We may be subject to significant tax assessments, which could affect our financial condition.

The Company has been assessed significant amounts for taxes due by the State of Illinois, USA and the State of São Paulo, Brazil. Should we lose either of these cases, it would affect our financial condition. See Part II, Item 8, Note 17 for further information.

Our intellectual property rights may be inadequate or violated, or we may be subject to claims of infringement, both of which could negatively affect our financial condition.

We rely on a combination of trademarks, patents, trade secret rights and other rights to protect our intellectual property. Our trademark or patent applications may not be approved and our trademarks or patents may be challenged by third parties. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our rights as fully as the laws of the United States. From time to time, it has been necessary for us to enforce our intellectual property rights against infringements by third parties, and we expect to continue to do so in the ordinary course of our business. We also may be subjected to claims by others that we have violated their intellectual property rights. Even if we prevail, third party-initiated or Company-initiated claims may be time consuming and expensive to resolve, and may result in a diversion of our time and resources. The occurrence of any of these factors could diminish the value of our trademark, patent and intellectual property portfolio, increase competition within our industry and negatively impact our sales volume and revenues. One of our patents, which was licensed to third parties, expired during the third quarter of 2006. Royalty income during the first nine months of 2006 from this patent was approximately $1.4 million.

Our substantial level of indebtedness could adversely affect our results of operations, cash flows and ability to compete in our industry, which could, among other things, prevent us from fulfilling our obligations under our debt agreements.

We have substantial indebtedness. In addition, subject to restrictions in the indenture (“Indenture”) governing our 11.5% Senior Secured Notes due June 15, 2011 issued on June 29, 2004 (“11.5% Senior Secured Notes”) and our revolving credit facility, we may incur additional indebtedness. As of December 31, 2006, we had approximately $109.9 million ($113.7 million aggregate principal) of total debt, exclusive of additional indebtedness that we may borrow, and have borrowed, under our revolving credit facility.

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

•    a default under either of the Indenture or our revolving credit facility could trigger cross-defaults under the other and under other key agreements or leases; and

•    repayment of our indebtedness may require us to dedicate a substantial portion of our cash flow from our business operations, thereby reducing the availability of cash flow to fund working capital, capital expenditures, development projects, general operational requirements and other purposes.

We expect to obtain the funds to pay our expenses and to repay our indebtedness primarily from our operations and, in the case of our indebtedness, from refinancings thereof. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Despite current indebtedness levels, we may still incur substantially more debt, which could decrease cash or other collateral available to pay our current debt.

We may incur substantial additional indebtedness in the future. Although the Indenture and our revolving credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we have the ability to borrow up to $20.0 million under our revolving credit facility, which is secured by liens on all of our North American personal and real property assets, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Financial Statements and Supplementary Data.”

We may not be able to generate the significant amount of cash needed to pay interest and principal amounts on our debt.

Our earnings were insufficient to cover our fixed charges for the twelve-month period ended December 31, 2006. If our cash flow and capital resources are insufficient to pay interest and principal under our revolving credit facility, the 11.5% Senior Secured Notes, the 8% Senior Subordinated Secured Notes due December 1, 2008 (“8% Notes”) and our other debt, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or attempt to restructure our debt. While recent amendments to the Indenture permit us to issue additional 11.5% Senior Secured Notes to repurchase or otherwise refinance our 8% Notes, we can provide no assurance that we would be able to do so. If any of those alternative measures do not permit us to meet our scheduled debt service obligations, including the scheduled maturity of the 8% Notes on December 1, 2008, we could face substantial liquidity problems and the possibility of a default under our 11.5% Senior Secured Notes and revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A substantial portion of our business is conducted through foreign subsidiaries, and our failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.

Our sales to customers located outside the United States are conducted primarily through subsidiaries organized under the laws of jurisdictions outside of the United States. For the period ended December 31, 2006, our foreign restricted subsidiaries contributed approximately 46% of our consolidated revenues. As of December 31, 2006, 42% of our consolidated assets, based on book value, were held by foreign subsidiaries. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.

The indenture governing our 11.5% Senior Secured Notes and the instruments governing our other indebtedness impose significant operating and financial restrictions, and a breach of any such restriction may result in a default, which could result in the possible acceleration of repayment obligations and our secured creditors receiving certain rights against our collateral.

The indenture governing our 11.5% Senior Secured Notes and the credit agreement governing our revolving credit facility impose significant operating and financial restrictions on us. These restrictions restrict our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. More specifically, they restrict our ability to, among other things: incur additional indebtedness or issue disqualified capital stock; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; grant liens on our assets; merge, consolidate or transfer substantially all of our assets; and transfer, sell or acquire assets, including capital stock of our subsidiaries.

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

The interests of our controlling stockholder may be not aligned with those of other stockholders.

To our knowledge, entities affiliated with Carl C. Icahn hold a total of approximately 67.0% of our outstanding shares of common stock. As a result, Mr. Icahn and his affiliates presently have and will continue to have voting power sufficient to control the election of the Company’s board of directors and stockholder voting on decisions relating to fundamental corporate actions, including potential mergers, consolidations or sales of all or substantially all of our assets. Current, Mr. Icahn has designated four members of the Company’s board of directors, which is comprised of seven directors. It is possible that the interests of Mr. Icahn and his affiliates, as stockholders, could conflict in certain circumstances with those of other stockholders.

We are no longer required to file reports with the Securities and Exchange Commission.

On March 22, 2007, we filed Form 15 with the SEC which terminated our obligation to file reports under the Exchange Act. As a result, we will not be required to provide financial reports or other special reports, such as Forms 10-K, 10-Q and 8-K in the future. Also, with the exception of providing the trustee of our 11.5% Senior Notes with certain financial and other information on a periodic basis, we will not be obligated to make such information available on our website or in any public forum. This may create limitations in the market for our securities, which may cause our investors to be unable to sell their securities, or only to be able to sell them at a price lower than they might otherwise. Also, our shareholders will be unable to determine the financial condition of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

VISKASE FACILITIES

LOCATION	SQUARE FEET	PRIMARY USE

Manufacturing Facilities

Beauvais, France (a)	235,000	Casings production and finishing
Caronno, Italy	73,000	Casings finishing
Guarulhos, Brazil (a)	25,000	Casings finishing
Kentland, Indiana (b)	125,000	Casing finishing
Loudon, Tennessee	250,000	Casings production
Monterrey, Mexico (a)	179,000	Casings finishing
Osceola, Arkansas	223,000	Casings production and casings finishing
Thâon-les-Vosges, France	239,000	Casings production and finishing

Distribution Centers

Atlanta, Georgia (a)
Buffalo, New York (a)
Fresno, California (a)
Remington, Indiana (a)
Dormagen, Germany (a)
Saskatoon, Saskatchewan, Canada (a)
Lindsay, Ontario, Canada (a)
Warsaw, Poland (a)

Service Centers

Guarulhos, Brazil (a)
Caronno, Italy

Headquarters

Worldwide:	Darien, Illinois (a)
Europe	Pantin, France (a)

(a)	Leased. All other properties are owned.
(b)	Asset being held for sale

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

In 1993, the Illinois Department of Revenue (“IDR”) filed a proof of claim against Envirodyne Industries, Inc. (now known as Viskase Companies, Inc.) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois (“Bankruptcy Court”), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR’s denial of the Company’s allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries. The IDR asserted it was owed, as of the petition date, $1.0 million in taxes, $0.4 million in interest and $0.3 million in penalties. The Company objected to the claim on various grounds. In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the District Court affirmed the Bankruptcy Court’s order denying the IDR claim. IDR appealed the District Court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the District Court and remanded the case for further proceedings on the Company’s other objections to the claim. On November 16, 2005, the Bankruptcy Court issued an opinion in which it denied the IDR’s claim to the extent it seeks principal tax liability and found that no principal tax liability remains due. However, because of certain timing issues with respect to the carryback of subsequent net operating loss used to eliminate the principal tax liabilities in 1988 and 1989, the issue of the amount of interest and penalties (for approximately 14 years), if any, has not been determined by the Bankruptcy Court. The IDR has asserted that as of February 2006, approximately $0.4 million was owed in interest. On June 21, 2006, the Bankruptcy Court issued an order granting in part and denying in part the IDR claim. The Bankrutpcy Court order determined the amount of interest due through May 2006 to be $0.3 million. On June 29, 2006, the IDR appealed the Bankruptcy Court November 16, 2005 order with regard to the principal tax liability in 1988 and 1989. On October 31, 2006, the United States District Court affirmed the Bankruptcy Court order. The Company intends to vigorously defend its position on the utilization of the carryback of subsequent net operating losses to eliminate the principal tax liabilities in 1988 and 1989 if the District Court's opinion is appealed. The IDR has asserted that if it were successful on appeal, that the Company would have liability to the IDR as of the beginning of 2005 in the amount of approximately $2.9 million.

During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16.6 million for taxes and R$16.3 million for penalties and interest, or about $7.8 million and $7.6 million, respectively at exchange rates in effect on December 31, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$0.2 million for taxes and R$1.7 million for penalties and interest, or about $1.0 million and $0.8 million, respectively, at exchange rates in effect on December 31, 2006. The attorneys representing Viskase Brazil on these tax disputes have advised the Company that the likelihood of liability with respect to the tax assessments is remote. In view of the magnitude of the assessments, Viskase Brazil sought the advice of another law firm with respect to one of the Import Assessments and with respect to the Documentation Assessment. The second law firm expressed its belief (i) that the likelihood of liability on the Import Assessment it reviewed either was possible tending to probable or was possible, depending on the theory of liability pursued by the tax authorities, and (ii) that the likelihood of liability on the Documentation Assessment was probable. Viskase believes that the two Import Assessments raise essentially the same issues and therefore did not seek advice from the second law firm with respect to the other Import Assessment. The Company has provided a reserve in the amount of $2.0 million as of December 31, 2006. Viskase Brazil strongly denies the allegations set forth in the tax assessments and intends to vigorously defend itself. On October 25, 2006, Viskase Brazil presented oral arguments before the Brazilian administrative tax panel.

In December 2006, our Canadian subsidiary, Viskase Canada Inc., terminated post-retirement health care and life insurance benefits for retirees of Viskase Canada Inc. In February 2007, two former employees filed suit in the Ontario Superior Court of Justice against Viskase Canada Inc. and Viskase Companies, Inc. alleging these benefits were permanently vested as a condition of their retirement. Further, they petitioned for class action status on behalf of all similarly situated retirees. The complaint requests reinstatement of the benefits, or unspecified damages in the alternative, and punitive damages of $1.0 million. We intend to vigorously defend ourselves against this lawsuit and we have not accrued any amount on our statement of financial position with regard to this complaint.

In addition, the Company from time to time is involved in various other legal proceedings, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)    Market Information. The Company’s Common Stock is traded in the over-the-counter market and is quoted on the Pink Sheets Electronic Quotation Service under the symbol “VKSC”. The high and low closing bid prices of the Common Stock during 2006 and 2005 are set forth in the following table. Such prices reflect interdealer prices without markup, markdown or commissions and may not represent actual transactions.

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$3.25	$3.25	$2.70	$2.25
Low	2.61	2.60	2.20	1.45

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$3.30	$3.50	$2.75	$2.65
Low	2.85	2.19	1.80	2.12

(b)    Holders. As of April 5, 2007, there were approximately 200 holders of record and approximately 400 beneficial holders of the Company’s Common Stock.

(c)    Dividends. We have not paid dividends on our Common Stock, and we do not anticipate paying dividends on our Common Stock in the foreseeable future. In addition, the terms of our revolving credit facility and the indenture governing the 11.5% Notes restrict our ability to pay dividends on the Common Stock.

(d)    Equity Compensation Plans. For a discussion of the Company’s Equity Compensation Plans, refer to Part III, Item 11.

ITEM 6.	SELECTED FINANCIAL DATA

	Reorganized Company				Predecessor Company
	Year Ended			April 3 to	January 1 to	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	April 2, 2003	December 31, 2002
	(in thousands, except for per share amounts)

Net sales	$210,391	$203,769	$207,106	$152,408	$45,402	$183,577

Operating income (loss) (1)	1,016	7,718	11,094	(40,813)	(2,019)	(19,330)

Postretirement curtailment gain	(14,513)	(1,642)	(34,055)
Loss (gain) on early extinguishment of debt (2)			13,083		(153,946)
Reorganization expense				403	399	3,401

Net income (loss) (1)	1,609	(2,157)	25,317	(46,627)	151,873	(19,330)
Less preferred dividends	(1,193)
Net income (loss) available to common shareholders	416	(2,157)	25,317	(46,627)	151,873	(19,330)
Per share (loss) income from continuing
operations
- basic	0.04	(0.22)	2.53	(4.49)	9.92	(1.26)
- diluted	0.03	(0.22)	2.33	(4.49)	9.92	(1.26)

Cash and equivalents	3,692	11,904	30,255	23,160		27,700
Restricted cash	2,419	3,251	3,461	26,245		28,347
Working capital	53,361	45,920	61,399	52,201		(174,203)
Total assets	203,755	197,840	213,432	212,093		218,681

Debt obligations:
Short-term debt (3) (4)	3,978	182	384	21,303		227,343
Long-term debt	105,916	103,299	100,962	100,652		85
Stockholders' equity (deficit)	4,182	(26,679)	(12,013)	(41,100)		(175,146)
Redeemable preferred stock	23,174
Cash dividends per common share	none	none	none	none	none	none

(1)	For a discussion on comparability of income from continuing operations and net income, please see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)
SFAS No. 145 requires that gains and losses on debt extinguishment will no longer be classified as extraordinary for fiscal years beginning after May 15, 2002. The prior period extraordinary item in 2003 was reclassified in the consolidated statements of operations.

(3)	Year 2002 includes $163,060 of debt classified as current liabilities subject to compromise on the balance sheet.

(4)	Year 2002 includes $64,106 of long-term debt reclassified to current due to covenant restrictions.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Company Overview

We are a worldwide leader in the manufacture and sale of cellulosic, fibrous and plastic casings for the processed meat industry. We currently operate eight manufacturing facilities and eight distribution centers throughout North America, Europe and South America and we derive approximately 64% of total net sales from customers located outside the United States. We believe we are one of the two largest manufacturers of non-edible cellulose casings for small-diameter processed meats and one of the three largest manufacturers of non-edible fibrous casings. In 2006, we re-entered the market for the manufacture and sale of heat-shrinkable plastic bags for the meat, poultry and cheese industry. Our management believes that the factors most critical to the success of our business are:

•	maintaining and building upon our reputation for providing a high level of customer and technical services;
•	maintaining and building upon our long-standing customer relationships, many of which have continued for decades;
•	developing additional sources of revenue through new products and services;
•	penetrating new regional markets; and
•	continuing to streamline our cost structure.

Our net sales are driven by consumer demand for meat products and the level of demand for casings by processed meat manufacturers, as well as the average selling prices of our casings and competitive activity. Specifically, demand for our casings is dependent on population growth, overall consumption of processed meats and the types of meat products purchased by consumers. Average selling prices are dependent on overall supply and demand for casings, our product mix and competitive activity.

We have experienced little growth in revenues over the last three years (less than 1% per year), with volume increases and currency gains due to a weakening dollar offset partially by modest price decreases. Competition solely based on price, which was prevalent in our industry since the mid-1990’s, stabilized in the last three years and is showing signs of improvement for certain product lines.

Operating income has declined in the last three years due to increases in costs of sales and restructuring expense. These increases were due to start up costs with the relocation to Mexico, wage inflation, higher energy costs and higher raw materials costs, especially wood pulp.

For many years, primarily due to financial limitations on our ability to invest in new equipment, our competitors gained most of the organic growth in our markets. Management decided in 2005 to increase our productive capacity in an effort to participate in more of this growth. To accomplish this, we reopened our extrusion facility in Thâon-les-Vosges, France at a total cost of about $2.1 million. Since then, by adding additional shifts and redeploying certain equipment, we have been able to significantly increase, and sell, additional output.

Factors Affecting Operating Results and Outlook

The following is a discussion of some of the key factors that have in the past and are likely in the future to affect operating results.

Selling price. Selling price is the biggest driver of our operating income. We sell products that typically have gross margins of less than 20%. Therefore, every dollar of a price increase is worth the same amount of profit as is five dollars of new sales. Given that we operate at or near capacity for most of our products, and as significant capacity increases will be far more expensive that the costs associated with reopening extrusion in Thâon-les-Vosges, management focuses intensely the selling prices of our products. We believe that pricing trends for our products are promising. Prices for our NOJAX® product line have been increased for many customers by double-digit percentages for 2007.

Labor costs. In recent years, we have taken many actions to reduce our labor costs to the minimum sustainable level. With the exception of certain employees covered by a collective bargaining agreement, we have frozen our defined benefit pension plan. We have made our defined contribution plan payments variable to financial performance targets. We have moved manufacturing facilities to lower cost areas. We have increased medical care deductibles and other employee costs, and we have cut our workforce to minimal levels. While we don’t believe further cuts are advisable, we do believe our labor costs as a percentage of sales will be maintained for the foreseeable future.

Raw material and energy costs. While labor is the highest cost component of our product, materials and energy are nearly as important. Prices for these key elements were stable for many years until recently. In 2005 and 2006, we experienced dramatic increases in the prices of energy, wood pulp and various chemicals. The timing of these increases was poor for the Company, as most of our prices were set for our major customers and only afterward did we experience cost increases. We continue to look for additional suppliers for our key materials in order to obtain the lowest prices available.

Charges associated with our review of strategic alternatives and rights offering. We have incurred significant additional administrative and other fees and expenses in connection with both of these projects.

Comparison of Results of Operations for Years Ended December 31, 2006, 2005 and 2004.

The following discussion compares the results of operations for the fiscal year ended December 31, 2006 to the results of operations for the fiscal year ended December 31, 2005, and compares the results of operations for the fiscal year ended December 31, 2005 to the results of operations for the fiscal year ended December 31, 2004. We have provided the table below in order to facilitate an understanding of this discussion. The table shows our results of operations for the 2006, 2005 and 2004 fiscal years. The table (dollars in millions) is as follows:

	Year Ended December 31, 2006	% Change Over 2005	Year Ended December 31, 2005	% Change Over 2004	Year Ended December 31, 2004

NET SALES	$210.4	3.2%	$203.8	-1.6%	$207.1

COST AND EXPENSES
Cost of sales	173.7	5.6%	164.4	-0.3%	$165.0
Selling, general and administrative	30.9	6.6%	29.0	-1.1%	$29.3
Amortization of intangibles	.5	-24.8%	.6	-42.5%	$1.1
Restructuring expense	1.9	-5.2%	2.0	203.0%	.7
Asset write-down and charge impairment of fixed assets	2.4	NM		NM
OPERATING INCOME (LOSS)	1.0	-86.8%	7.7	-30.4%	11.1

Interest income	(.3)	-60.6%	(.7)	23.5%	($.6)
Interest expense	13.6	5.4%	12.9	-2.1%	$13.2
Other income, net	(.4)	71.6%	(.2)	-81.6%	($1.2)
Postretirement benefits curtailment gain	(14.5)	783.9%	(1.6)	-95.2%	($34.1)
Loss on early extinguishment of debt		NM		NM	$13.1
Income tax expense (benefit)	1.0	NM	(.5)	-90.1%	($4.6)
NET INCOME (LOSS)	$1.6	NM	($2.2)	NM	$25.3

NM = Not meaningful when comparing positive to negative numbers or to zero.

2006 versus 2005

Net Sales. Our net sales for 2006 were $210.4 million, which represents an increase of $6.6 million or 3.2% from 2005. Net sales benefited $5.3 million from volumes in the casings market and $1.5 million due to translation, offset by a $0.2 million decrease due to price and mix.

Cost of Sales. Cost of sales increased 5.6% over the prior year. The increase in cost of sales can be attributed to an increase in raw material costs and labor costs, and from operating inefficiencies with the transfer of certain finishing operations to Mexico, which we estimate were approximately $3.0 million. These increases were offset by a $7.8 million reduction from the elimination of certain postretirement medical benefits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million from 2005 to 2006. The change can be attributed to savings from internal reorganizations that equaled $3.9 million, but were offset by $4.8 million of start up expense for our finishing operations in Mexico, $0.5 million of expense for a review of strategic alternatives and $0.5 million for labor cost increases.

Operating Income. The operating income for 2006 was $1.0 million, representing a decrease of $6.7 million from the prior year period. The reduction in the operating income resulted primarily from the increase in expenses for the transfer of our finishing operations from U.S. to Mexico as described above and fixed asset impairment charge of $2.4 million for the write down of our Kentland, Indiana facility.

Interest Expense. Interest expense, net of interest income, for 2006 totaled $13.3 million, which represented an increase of $1.1 million from the $12.2 million for the comparable period of the prior year. The increase is principally due to the increase in interest expense from higher revolving loan borrowings and a decrease in interest income.

Other Income. Other income of approximately $0.4 million for 2006 consists principally of foreign transaction gains.

Gain on Curtailment. We terminated postretirement life insurance benefits as of December 31, 2006 for all active employees and retirees in the United States, and the Company eliminated the postretirement medical benefits and life insurance benefits for all retirees in Canada. We recognized a $14.5 million gain on the curtailment of these postretirement benefits.

Income Tax Provision. During 2006, a tax provision of $1.0 million was recognized on the income before income taxes of $2.6 million resulting principally from the results of operations of foreign subsidiaries.

Primarily as a result of the factors discussed above, net income for 2006 was $1.6 million compared to net loss of $2.2 million for the period of 2005.

Adoption of SEC Staff Accounting Bulletin No. 108 (“j No. 108”). We adopted SAB No. 108 in the fourth quarter of 2006, as described in detail in the Summary of Significant Accounting Policies footnote to our financial statements. We have historically not accrued for anniversary bonuses paid to employees of our French subsidiary. These payments are made on each five year anniversary of service with the Company, starting with the fifteenth year. With the assistance of our actuaries, we have determined that, for years prior to and including 2005, we should have accrued approximately $2.3 million as of December 31, 2005, which would have resulted in a decrease of the deferred tax liability of approximately $0.8 million. In addition, we made other adjustments in accordance with SAB No. 108 as outlined below.

The items described as allowance for doubtful accounts, inventory obsolescence, and lower of cost or market reserve all arose as the result of estimating the amount of reserves required for these items over a number of years at amounts different than that actually required. The item described below as rent expense is the impact of not accounting for rent expense on a straight-line basis for a lease with an escalation clause entered into during 2001. The adjustment to accrued pension liability is the result of an understatement of the minimum liability under one of our qualified pension plans which has accumulated over a number of years.

Amounts in thousands
Description of Adjustment	Adjustment to 1/1/06 Accumulated Deficit
Accrual of French anniversary bonuses (described above), net of tax of $785	$(1,500)
Reduction of allowance for doubtful accounts	589
Reduction in reserve for inventory obsolescence, net of tax of $151	50
Reduction of lower of cost or market reserve	49
Increase in deferred rent expense	(197)
Increase in accrued pension liability	192
$(817)

We believe that the net effect of these adjustments were not material, either quantitatively or qualitatively, in any of the years presented. In reaching that determination, we estimated the net after-tax effect of the various adjustments for each year and compared them to total assets and revenues. Because our income (loss) before income taxes and our net income (loss) include significant variations, and range from years of significant losses to years of significant income, we believe that a measurement based on revenues and assets is most appropriate. In each case, the adjustments represented significantly less than 1% of both total assets and revenues.

2005 Versus 2004

Net Sales. Our net sales for 2005 were $203.8 million, which represents a decrease of $3.3 million or 1.6% from the comparable prior year. Net sales benefited $2.8 million due to foreign currency translation gains, offset by a $3.1 million decrease due to price and mix and a $3.0 million decrease from volume.

Cost of Sales. Cost of sales for 2005 decreased 0.3% from the comparable prior year period. However, cost of sales increased as a percent of net sales (from 79.8% in 2004 to 80.7% in 2005). The increase as a percent of sales can be attributed to an increase in energy, raw material and labor costs offset by operating efficiencies and a $1.7 million reduction from the elimination of certain postretirement medical benefits.

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

Operating Income. The operating income for 2005 was $7.7 million, representing a decrease of $3.4 million from the prior year. The decrease in the operating income resulted primarily from increased restructuring expenses and lower gross margin, which were partially offset by improvements in selling, general and administrative expenses. Operating income for 2005 includes a restructuring charge of $2.0 million of which $1.8 million was related to one-time employee costs related to our transfer of Kentland, Indiana finishing operations to Monterrey, Mexico. Operating income for 2004 includes a restructuring charge of $0.7 million, offset by a reversal of an unusual income benefit of $0.4 million consisting of a reversal of a legal liability recorded in fresh-start accounting that has been settled.

Interest Expense. Interest expense, net of interest income, for 2005 was $12.2 million, representing a decrease of $0.4 million. The decrease is primarily a result of a $0.8 million increase in capitalized interest related to our capital projects.

Other Income. Other income of approximately $0.2 million for 2005 consists principally of a $0.2 million expense related to foreign currency transactions, offset by a gain of $0.6 on sales of unrelated securities. Other income for 2004 of $1.2 million consists principally of a $1.5 million net gain related to foreign currency transactions.

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

Income Tax Expense (Benefit). During 2005, an income tax benefit of $0.5 million was recognized on the loss before income taxes of $2.6 million resulting principally from a $2.3 million benefit from the settlement of a Canadian tax issue and a provision for the results of operations of foreign subsidiaries.

Primarily as a result of the factors discussed above, net loss was $2.2 million compared to net income of $25.3 million for 2004.

Effect of Changes in Exchange Rates

In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we mostly price our products in our foreign operations in local currencies, with the exception of the Brazilian export market and the U.S. export markets, which are priced in U.S. dollars. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Exchange rate fluctuations increased comprehensive income by $4.1 million in 2006 and decreased comprehensive income by $4.9 million in 2005.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $8.2 million during 2006. Cash flows used in operating activities were $23.2 million, used in investing activities were $12.4 million, and provided by financing activities were $26.8 million. Cash flows used in operating activities were principally attributable to decrease in working capital, postretirement curtailment gain and foreign currency transaction gain, offset by depreciation and amortization and non-cash interest. Cash flows used in investing activities were principally attributable to capital expenditures offset by the release of restricted cash for an escrow account related to Brazilian operations. Cash flows provided by financing activities principally consisted of the issuance of preferred stock and the proceeds from the revolving loan.

As a result of spending on certain non-recurring and ongoing projects (table below), the Company needed an additional infusion of cash in November 2006. We obtained this through our issuance of $24 million of Series A Preferred Stock. See Part II, Item 8, Note 13 of Notes to Consolidated Financial Statements for additional details on these transactions.

	2005/2006	2007 Projected
Project	(millions)	(millions)

Move of manufacturing facility from Kentland, Indiana to Monterrey, Mexico	$26.3	$0.8
Other capital expenditures	$3.5	$7.6
Research and development costs	$4.6	$3.4

In the longer term, the Company has significant debt and not enough projected cash flow to pay off the principal balances when they come due. We intend to refinance our debt at maturity with other debt or equity instruments. However, if we are unable to do so, we may be required to sell assets or delay capital expenditures. We can provide no assurance that we would be able to refinance our indebtedness. See Part II, Item 8, Note 9 of Notes to Consolidated Financial Statements for detailed information about the amounts, due dates, terms and conditions of our debt.

As of December 31, 2006, the Company had positive working capital of approximately $53.4 million including restricted cash of $2.4 million, with additional amounts available under its revolving credit facility. Management believes that the existing resources available to it will be adequate to satisfy current and planned operations for at least the next twelve months.

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

Pension Plans and Other Postretirement Benefit Plans

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Non-pension postretirement benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106, and 158 as of December 31, 2006 are as follows:

    •    Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return is used to calculate net periodic pension cost. In determining its pension obligations, the Company used a long-term rate of return on plan assets of 8.5%.

    •    Discount rate: The discount rate is used to calculate future pension and postretirement obligations. Discount rate assumptions used to account for pension and non-pension postretirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, the Company used a discount rate of 5.75%.

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

In the ordinary course of business, we lease certain equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of December 31, 2006 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

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

Contingencies

The Company from time to time is involved in various legal proceedings which require us to evaluate the probability of potential losses from such proceedings and to make estimates as to the amounts of such potential losses. We describe some of these proceedings in “Item 3—Legal Proceedings.” Where losses are probable and the amount of the loss can be reasonably estimated, we recognize expense based on such estimates.

Contractual Obligations Related to Debt, Leases and Related Risk Disclosure (in millions):

		Payment Due by Pay Period
Contractual Obligations	Total	Less than 1 year	Years 2 & 3	Years 4 & 5	More than 5 years
Long-term debt	$113.8	$4.0	$18.7	$90.0	$1.1
Cash interest obligations	51.4	12.8	23.5	$15.1	0.0
Pension	34.8	8.5	12.0	9.7	4.6
Post-retirement benefits	0.1	0.1	0.0	0.0	0.0
Operating leases	13.2	2.3	4.2	4.0	2.7
Capital expenditures	1.2	1.2
Total	$214.5	$28.9	$58.4	$118.8	$8.4

New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The “iron curtain” method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We have previously used the “roll-over” method for quantifying identified financial statement misstatements.

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

We adopted SAB No. 108 in the fourth quarter of 2006 and identified certain misstatements that required adjustment under the provisions of the bulletin. We have historically not accrued for anniversary bonuses paid to employees of our French subsidiary. These payments are made on each five year anniversary of service with the Company, starting with the fifteenth year. With the assistance of our actuaries, we have determined that, for years prior to and including 2005, we should have accrued approximately $2.3 million as of December 31, 2005, which would have resulted in a decrease of the deferred tax liability of approximately $0.8 million. In addition, we made other adjustments in accordance with SAB No. 108 as outlined below.

The items described as allowance for doubtful accounts, inventory obsolescence, and lower of cost or market reserve all arose as the result of estimating the amount of reserves required for these items over a number of years at amounts different than that actually required. The item described below as deferred rent expense is the impact of not accounting for rent expense on a straight-line basis for a lease with an escalation clause entered into during 2001. The adjustment to accrued pension liability is the result of an understatement of the minimum liability under one of our qualified pension plans which has accumulated over a number of years.

Amounts in thousands
Description of Adjustment	Adjustment to 1/1/06 Accumulated Deficit
Accrual of French anniversary bonuses (described above), net of tax of $785	$(1,500)
Reduction of allowance for doubtful accounts	589
Reduction in reserve for inventory obsolescence, net of tax of $151	50
Reduction of lower of cost or market reserve	49
Increase in deferred rent expense	(197)
Increase in accrued pension liability	192
$(817)

We believe that the net effect of these adjustments were not material, either quantitatively or qualitatively, in any of the years presented. In reaching that determination, we estimated the net after-tax effect of the various adjustments for each year and compared them to total assets and revenues. Because our income (loss) before income taxes and our net income (loss) include significant variations, and range from years of significant losses to years of significant income, we believe that a measurement based on revenues and assets is most appropriate. In each case, the adjustments represented significantly less than 1% of both total assets and revenues.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has adopted SFAS No. 158 and recorded an increase of $1.0 million to the unfunded pension liability included in “Accrued employee benefits” on the consolidated balance sheet as of December 31, 2006.

In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities”. This guidance eliminates one of the accounting methods used to plan for major maintenance activities. This FSP should be applied to the first fiscal year beginning after December 15, 2006. The Company plans to adopt this FSP on January 1, 2007. The Company does not expect that the adoption of this FSP will have a significant impact on its financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 replaced Accounting Principles Board Opinion, or APB, No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provided guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and did not have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. SFAS 123R is applicable for annual, rather than interim, periods beginning after June 15, 2005, and as such the Company adopted SFAS 123R in January 2006. The effect of adopting this standard using the modified prospective methodology is to expense $268 and $245 in 2006 and 2007, respectively. Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share-based awards in 2005. Accordingly, no compensation expense was recognized for share-based awards granted in connection with the issuance of stock options under the Company’s equity incentive plans. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in the Company recording compensation expense for employee stock options and employee share-based awards granted prior to the adoption using the Black-Scholes pricing valuation model.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs - an Amendment of ARB No. 43 Chapter 4.” SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard beginning the first quarter of fiscal year 2006. The adoption of this standard did not have a material effect on our financial statements as such costs have historically been expensed as incurred.

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

The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the European receivables and payables denominated in U.S. dollars. Based on its sensitivity analyses at December 31, 2006, a 10% devaluation of the U.S. dollar would affect the Company’s 2006 consolidated net income by approximately $0.4 million and would affect 2006 other comprehensive income by $3.2 million.

The Company purchases gas futures contracts to lock in set rates on some of its gas purchases. The Company uses this strategy to minimize its exposure to volatility in natural gas. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of December 31, 2006 there were no open gas contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Viskase Companies, Inc.

We have audited the accompanying consolidated balance sheets of Viskase Companies, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006, December 31, 2005, and December 31, 2004. In connection with our audits, we have also audited the schedule of valuation and qualifying accounts (the "Schedule"). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

During 2006, the Company adopted Financial Accounting Standards Board Statements No. 123(R), Share-Based Payments and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as discussed in Note 20 and Note 11, respectively, to the consolidated financial statements. As discussed in Note 1 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Viskase Companies, Inc. and Subsidiaries as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Chicago, Illinois
April 6, 2007

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Number of Shares and Per Share Amounts)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,692	$11,904
Restricted cash	2,419	3,251
Receivables, net	34,911	29,664
Inventories	43,482	36,419
Other current assets	15,035	15,563
Total current assets	99,539	96,801

Property, plant and equipment	128,800	116,509
Less accumulated depreciation	32,111	22,988
Property, plant and equipment, net	96,689	93,521

Asset held for sale	1,250
Deferred financing costs, net	3,070	3,667
Other assets	3,207	3,851
Total Assets	$203,755	$197,840

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term debt including current portion of long-term debt and capital leases	$3,978	$182
Accounts payable	19,706	17,958
Accrued liabilities	20,773	32,031
Deferred income taxes	1,721	710
Total current liabilities	46,178	50,881

Long-term debt, net of current maturities	105,916	103,299

Accrued employee benefits	41,193	61,429
Deferred income taxes	6,049	8,357
Deferred revenue	237	553

Stockholders’ equity (deficit):

Preferred stock, subject to redemption:
Preferred stock, $.01 par value; 12,307,692 shares issued and outstanding at December 31, 2006	123
Benefical conversion feature	2,272
Paid in capital	20,779

Common stock
Common stock, $.01 par value; 10,811,483 shares issued and 9,937,906 shares outstanding at December 31, 2006; and 10,651,123 shares issued and 9,715,954 shares outstanding at December 31, 2005	108	106
Common stock distributable	9
Paid in capital	3,327	1,895

Accumulated deficit	(23,868)	(23,467)
Less 805,270 treasury shares, at cost	(298)	(298)
Accumulated other comprehensive income (loss)	1,731	(4,907)
Unearned restricted stock issued for future service	(1)	(8)
Total stockholders' equity (deficit)	4,182	(26,679)
Total Liabilities and Stockholders' Equity	$203,755	$197,840

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Number of Shares and Per Share Amounts)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

NET SALES	$210,391	$203,769	$207,106

COSTS AND EXPENSES
Cost of sales	173,687	164,415	164,954
Selling, general and administrative	30,894	28,992	29,312
Amortization of intangibles	466	620	1,078
Restructuring expense	1,919	2,024	668
Asset impairment charge	2,409

OPERATING INCOME	1,016	7,718	11,094

Interest income	(282)	(715)	(579)
Interest expense	13,611	12,916	13,192
Other income, net	(386)	(225)	(1,223)
Postretirement benefits curtailment gain	(14,513)	(1,642)	(34,055)
Loss on early extinguishment of debt, net of income tax provision of $0 in 2004			13,083

INCOME (LOSS) BEFORE INCOME TAXES	2,586	(2,616)	20,676

Income tax provision (benefit)	977	(459)	(4,641)

NET INCOME (LOSS)	1,609	(2,157)	25,317

Less preferred dividends	(1,193)

INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	416	(2,157)	25,317

WEIGHTED AVERAGE COMMON SHARES
- BASIC	9,812,432	9,698,196	10,013,828

PER SHARE AMOUNTS:
EARNINGS (LOSS) PER SHARE
- BASIC	$0.04	($0.22)	$2.53

WEIGHTED AVERAGE COMMON SHARES
- DILUTED	13,163,044	10,545,067	10,868,152

PER SHARE AMOUNTS:
EARNINGS (LOSS) PER SHARE
- DILUTED	$0.03	($0.22)	$2.33

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In Thousands)

							Accumulated other comprehensive income (loss)
	Preferred stock	Common stock	Common stock distributable	Paid in capital	Treasury stock	Accumulated deficit	Foreign currency translation adjustments	Minimum pension liability adjustments	Restricted stock issued for future service	Total stockholders' equity (deficit)

Balance December 31, 2003		106		894		(46,627)	4,547		(20)	(41,100)

Net income						25,317				25,317
Issuance of common stock									6	6
Issuance of warrants				1,001						1,001
Purchase of treasury stock					($298)					(298)
Other comprehensive income							3,061			3,061

Balance December 31, 2004		106		1,895	(298)	(21,310)	7,608		(14)	(12,013)

Net income						(2,157)				(2,157)
Issuance of common stock									6	6
Other comprehensive income							(4,920)	(7,595)		(12,515)

Balance December 31, 2005		106		1,895	(298)	(23,467)	2,688	(7,595)	(8)	(26,679)

Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax						(817)				(817)
Net income						1,609				1,609
Issuance of preferred stock	123			23,051						23,174
Issuance of common stock		2							7	9
Cashless warrant exercise				(2)						(2)
Stock option expense				268						268
Dividend payable			9	1,166		(1,193)				(18)
Other comprehensive income							4,110	1,507		5,617
Pension liability adjustment								1,021		1,021

Balance December 31, 2006	$123	$108	$9	$26,378	($298)	($23,868)	$6,798	($5,067)	($1)	$4,182

The accompanying notes are an integral part of the consolidated financial statements.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$1,609	($2,157)	$25,317

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,763	10,681	9,832
Stock-based compensation	268
Amortization of intangibles	467	620	1,078
Amortization of deferred financing fees	735	706	381
Payment of interest on 8% notes			(2,196)
Decrease in deferred income taxes	(914)	(3,377)	(5,203)
Postretirement plan curtailment gain and amortization	(22,356)	(3,386)	(34,055)
Foreign currency translation (gain) loss	(1,258)	1,025	(679)
Loss in disposition of assets	10	320	464
Bad debt provision	89	(147)	146
Asset impairment charge	2,409
Non-cash interest on 8% notes and 11.5% notes	2,588	2,342	5,855
Loss on debt extinguishment			13,083

Changes in operating assets and liabilities:
Receivables	(1,727)	(3,871)	(230)
Inventories	(5,197)	(4,537)	595
Other current assets	1,215	(6,528)	(1,774)
Accounts payable	762	1,330	2,503
Accrued liabilities	(12,377)	6,679	(2,537)
Other	1,688	(873)	7,797
Total adjustments	(24,835)	984	(4,940)

Net cash (used in) provided by operating activities	(23,226)	(1,173)	20,377

Cash flows from investing activities:
Capital expenditures	(13,243)	(16,550)	(9,789)
Reacquisition of leased assets		(624)	(9,511)
Treasury stock purchase			(298)
Proceeds from disposition of assets	56	1,135	1,349
Restricted cash	832	210	22,784
Net cash (used in) provided by investing activities	(12,355)	(15,829)	4,535

Cash flows from financing activities:
Issuance of preferred stock	23,174
Common stock distributable	1,175
Deferred financing costs	(138)	(313)	(4,477)
Preferred stock dividend	(1,193)
Proceeds from revolving loan and long-term debt	3,943	13	89,348
Proceeds from issuance of warrants			1,001
Repayment of long-term borrowings and capital obligation	(146)	(160)	(104,273)
Net cash provided by (used in) financing activities	26,815	(460)	(18,401)

Effect of currency exchange rate changes on cash	554	(889)	584
Net (decrease) increase in cash and equivalents	(8,212)	(18,351)	7,095
Cash and equivalents at beginning of period	11,904	30,255	23,160
Cash and equivalents at end of period	$3,692	$11,904	$30,255

Supplemental cash flow information:
Interest paid less capitalized interest	$10,187	$9,856	$8,449
Income taxes paid	($1,125)	$921	$771

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

Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash equivalents to consist of all highly liquid debt investments purchased with an initial maturity of approximately three months or less. Due to the short-term nature of these instruments, the carrying values approximate the fair market value. Cash equivalents and restricted cash include $198 and $10,711 of short-term investments at December 31, 2006 and 2005, respectively. Restricted cash is cash held as collateral for outstanding letters of credit with a commercial bank.

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

In the ordinary course of business, we lease certain equipment, and certain real property, consisting of manufacturing and distribution facilities and office facilities. Substantially all such leases as of December 31, 2006 were operating leases, with the majority of those leases requiring us to pay maintenance, insurance and real estate taxes.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the expected term of the related debt agreement. Amortization of deferred financing costs is classified as interest expense.

Patents

Patents are amortized on the straight-line method over an estimated average useful life of 10 years.

Goodwill and Intangible Assets

Intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. In 2003, the Company recorded amortizable intangibles consisting of non-compete agreements in the amount of $1,236 amortized over two years.

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

Accounts Payable

The Company’s cash management system provides for the daily replenishment of its bank accounts for check-clearing requirements. The outstanding check balances of $1,129 and $1,427 at December 31, 2006 and 2005, respectively, are not deducted from cash but are reflected in Accounts Payable on the consolidated balance sheets.

Shipping and Handling

The Company periodically bills customers for shipping charges. These amounts are included in net revenue, with the associated costs included in cost of sales.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Deferred Revenue

License fees paid in advance are deferred and recognized on a straight line basis over the life of the applicable patent. As of December 31, 2006, the remaining balance of unearned revenue was $552 including $315 of short-term license fees included in other current liabilities.

Pensions and Other Postretirement Benefits

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Non-pension postretirement benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106, and 158 as of December 31, 2006 are as follows:

    •    Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return is used to calculate net periodic pension cost. In determining its pension obligations, the Company used a long-term rate of return on plan assets of 8.5%.

    •    Discount rate: The discount rate is used to calculate future pension and postretirement obligations. Discount rate assumptions used to account for pension and non-pension postretirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, the Company used a discount rate of 5.75%.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Other Comprehensive Income

Comprehensive income includes all other non-shareholder changes in equity. Changes in other comprehensive income in 2006 and 2005 resulted from changes in foreign currency translation adjustments and minimum pension liability.

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

Accounting for Stock-Based Compensation

During 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. The effect of adopting this standard was to record compensation expense of $268 in 2006.

Prior to the adoption of SFAS 123R, the Company used the instrinsic value method to account for options granted to employees for the purchase of common stock. No compensation expense was recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. The pro forma effect of accounting for stock options under a fair value method, prior to the adoption of SFAS 123R, was as follows:

(Dollars in Thousands, Except Per Share Amounts)	Year Ended December 31, 2005	Year Ended December 31, 2004

Net (loss) income, as reported	($2,157)	$25,317
Deduct: Total stock-based compensation expense under a fair value based method, net of related tax effects	(268)	(22)
Net (loss) income, pro forma	($2,425)	$25,295

Basic (loss) earnings per share, as reported	($0.22)	$2.53
Diluted (loss) earnings per share, as reported	($0.22)	$2.53
Basic (loss) earnings per share, pro forma	($0.25)	$2.33
Diluted (loss) earnings per share, pro forma	($0.25)	$2.33

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

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The “iron curtain” method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We have previously used the “roll-over” method for quantifying identified financial statement misstatements.

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

We adopted SAB No. 108 in the fourth quarter of 2006 and identified certain misstatements that required adjustment under the provisions of the bulletin. We have historically not accrued for anniversary bonuses paid to employees of our French subsidiary. These payments are made on each five year anniversary of service with the Company, starting with the fifteenth year. With the assistance of our actuaries, we have determined that, for years prior to and including 2005, we should have accrued approximately $2.3 million as of December 31, 2005, which would have resulted in a decrease of the deferred tax liability of approximately $0.8 million. In addition, we made other adjustments in accordance with SAB No. 108 as outlined below.

The items described as allowance for doubtful accounts, inventory obsolescence, and lower of cost or market reserve all arose as the result of estimating the amount of reserves required for these items over a number of years at amounts different than that actually required. The item described below as rent expense is the impact of not accounting for rent expense on a straight-line basis for a lease with an escalation clause entered into during 2001. The adjustment to accrued pension liability is the result of an understatement of the minimum liability under one of our qualified pension plans which has accumulated over a number of years.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Amounts in thousands
Description of Adjustment	Adjustment to 1/1/06 Accumulated Deficit
Accrual of French anniversary bonuses (described above), net of tax of $785	$(1,500)
Reduction of allowance for doubtful accounts	589
Reduction in reserve for inventory obsolescence, net of tax of $151	50
Reduction of lower of cost or market reserve	49
Increase in deferred rent expense	(197)
Increase in accrued pension liability	192
$(817)

We believe that the net effect of these adjustments were not material, either quantitatively or qualitatively, in any of the years presented. In reaching that determination, we estimated the net after-tax effect of the various adjustments for each year and compared them to total assets and revenues. Because our income (loss) before income taxes and our net income (loss) include significant variations, and range from years of significant losses to years of significant income, we believe that a measurement based on revenues and assets is most appropriate. In each case, the adjustments represented significantly less than 1% of both total assets and revenues.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has adopted SFAS No. 158 and recorded an increase of $1.0 million to the unfunded pension liability included in “Accrued employee benefits” on the consolidated balance sheet as of December 31, 2006.

In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities”. This guidance eliminates one of the accounting methods used to plan for major maintenance activities. This FSP should be applied to the first fiscal year beginning after December 15, 2006. The Company plans to adopt this FSP on January 1, 2007. The Company does not expect that the adoption of this FSP will have a significant impact on its financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 replaced Accounting Principles Board Opinion, or APB, No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provided guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and did not have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. SFAS 123R is applicable for annual, rather than interim, periods beginning after June 15, 2005, and as such the Company adopted SFAS 123R in January 2006. The effect of adopting this standard using the modified prospective methodology is to expense $268 and $245 in 2006 and 2007, respectively. Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share-based awards in 2005. Accordingly, no compensation expense was recognized for share-based awards granted in connection with the issuance of stock options under the Company’s equity incentive plans. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in the Company recording compensation expense for employee stock options and employee share-based awards granted prior to the adoption using the Black-Scholes pricing valuation model.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs - an Amendment of ARB No. 43 Chapter 4.” SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard beginning the first quarter of fiscal year 2006. The adoption of this standard did not have a material effect on our financial statements as such costs have historically been expensed as incurred.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

2.	Cash and Cash Equivalents

	December 31, 2006	December 31, 2005

Cash and cash equivalents	$3,692	$11,904
Restricted cash	2,419	3,251
	$6,111	$15,155

As of December 31, 2006 and 2005, cash equivalents and restricted cash of $198 and $10,711 are invested in short-term investments, respectively.

3.	Receivables

Receivables consisted primarily of trade accounts receivable and were net of allowances for doubtful accounts of $803 and $1,359 at December 31, 2006 and 2005, respectively.

The Company has a broad base of customers, with no single customer accounting for more than 7% of sales or 4% of receivables.

4.	Inventories

Inventories consisted of:

	December 31, 2006	December 31, 2005

Raw materials	$6,922	$5,880
Work in process	20,580	16,772
Finished products	15,980	13,767
	$43,482	$36,419

Approximately 50% and 52% of the Company’s inventories at December 31, 2006 and 2005, respectively, were valued at LIFO. Remaining inventories, primarily foreign, are valued at the lower of FIFO cost or market. At December 31, 2006 and 2005, the LIFO values exceeded current manufacturing cost by approximately $(461) and $521, respectively. The Company has a reserve for LIFO inventories to the lower of cost or market value of $194 and $556 at December 31, 2006 and 2005, respectively.

Inventories were net of reserves for obsolete and slow-moving inventory of $3,281 and $2,962 at December 31, 2006 and 2005, respectively.

5.	Property, Plant and Equipment

	December 31, 2006	December 31, 2005

Property, plant and equipment
Land and improvements	$2,383	$3,661
Buildings and improvements	27,604	22,457
Machinery and equipment	92,160	77,528
Construction in progress	6,653	12,863
	$128,800	$116,509

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Capitalized interest for 2006, 2005, and 2004 totaled $796, $1,130, and $389 respectively. Maintenance and repairs charged to costs and expenses for 2006, 2005, and 2004 aggregated $15,837, $14,564 and $15,310, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of land improvements range from 15 to 30 years; building and improvements range from 10 to 32 years; and machinery and equipment, including capital leases, range from 2 to 15 years.

6.	Assets Held For Sale

Assets held for sale include land and buildings. These properties had net book values of $1,250 at December 31, 2006. Property held for sale with a net book value of $812 was disposed of during 2005, resulting in a gain of $279.

7.	Other Assets

	December 31, 2006	December 31, 2005

Patents	$4,598	$4,598
Less: Accumulated amortization	1,725	1,265
Patents, net	2,873	3,333

Miscellaneous	334	518
	$3,207	$3,851

Patents are amortized on the straight-line method over an estimated average useful life of 10 years. Amortization of patents for each of the next five years is $460.

8.	Accrued Liabilities

Accrued liabilities consisted of:

	December 31, 2006	December 31, 2005

Compensation and employee benefits	$12,193	$24,038
Taxes	2,701	1,820
Accrued volume and sales discounts	1,340	1,210
Restructuring (see note 12)	1,565	1,626
Other	2,974	3,337

	$20,773	$32,031

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

9.	Debt Obligations (Dollars in Thousands, Except For Number of Shares and Warrants, and Per Share, Per Warrant and Per Bond Amounts)

Outstanding short-term and long-term debt consisted of:

	December 31, 2006	December 31, 2005
Short-term debt including current maturities of long-term debt:
Revolving loan	$3,929
Current maturities of capital leases	49	$182

Total short-term debt	$3,978	$182

Long-term debt:
11.5% Senior secured notes	$89,357	$89,214
8% Notes	16,401	13,956
Other	158	129

Total long-term debt	$105,916	$103,299

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

There were borrowings under the Revolving Credit Facility of $3.9 million at December 31, 2006. There were no borrowings in 2005.

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

The Revolving Credit Facility contains various covenants which will restrict the Company’s ability to, among other things, incur indebtedness, enter into mergers or consolidation transactions, dispose of assets (other than in the ordinary course of business), acquire assets, make certain restricted payments, prepay any of the 8% Notes at a purchase price in excess of 90% of the aggregate principal amount thereof (together with accrued and unpaid interest to the date of such prepayment), create liens on our assets, make investments, create guarantee obligations and enter into sale and leaseback transactions and transactions with affiliates, in each case subject to permitted exceptions. The Revolving Credit Facility also requires that we comply with various financial covenants, including meeting a minimum EBITDA requirement and limitations on capital expenditures in the event our usage of the Revolving Credit Facility exceeds 30% of the facility amount. The minimum annual level of EBITDA covenant and limitations on capital expenditures is not in effect as of December 31, 2006 as the Company’s borrowings under the Revolving Credit Facility did not exceed 30% of the facility amount. However, the Company would have been in compliance with these requirements had they been in effect.

The Revolving Credit Facility also requires payment of a prepayment premium in the event that it is terminated prior to maturity. The prepayment premium, as a percentage of the $20,000 facility amount, is 1% through June 29, 2007.

On March 28, 2006, the Company entered into an amendment of the Revolving Credit Facility. Pursuant thereto, the Revolving Credit Facility was amended in certain respects in order to facilitate the continued relocation of certain of the Company’s finishing operations from its facility in Kentland, Indiana to a new facility in Monterrey, Mexico operated by Viskase del Norte, S.A. de C.V. (“Mexico Project”). Pursuant to the amendment, the lender also waived certain technical events of default and provided certain consents, each relating to the Mexico Project.

On November 7, 2006, the Company entered into a second amendment to the Revolving Credit Facility. Pursuant thereto, the Revolving Credit Facility was amended (i) to permit the issuance and redemption of $24,000 of Series A Preferred Stock, (ii) to permit the offering of $24,000 of Common Stock by the Company in connection with and to redeem the Series A Preferred Stock, (iii) to add or modify the definitions of Maquiladora, Maquila Program, Capital Expenditures, Notes and Permitted Investments, (iv) to increase the amount of the existing Permitted Investment and Permitted Indebtedness baskets, and (v) to permit the issuance of additional 11.5% Senior Secured Notes to refinance the 8% Subordinated Notes.

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

unless the sum of (i) unrestricted cash of the Company and its restricted subsidiaries as of such day and (ii) the aggregate amount of advances that the Company is actually able to borrow under the Revolving Credit Facility on such day (after giving effect to any borrowings thereunder on such day) is at least $10,000. The minimum annual level of EBITDA covenant is not in effect as of December 31, 2006 as the Company’s unrestricted cash and the amount of available credit under the Revolving Credit Facility exceed $10,000. However, the Company would have been in compliance with this requirement had it been in effect.

The 11.5% Senior Secured Notes limit the ability of the Company to (i) incur additional indebtedness; (ii) pay dividends, redeem subordinated debt, or make other restricted payments, (iii) make certain investments or acquisitions; (iv) issue stock of subsidiaries; (v) grant or permit to exist certain liens; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate, or transfer substantially all of our assets; (viii) incur dividend or other payment restrictions affecting certain subsidiaries; (ix) transfer, sell or acquire assets, including capital stock of subsidiaries; and, (x) change the nature of our business. At any time prior to June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at a make-whole redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 11.5% Senior Secured Notes being redeemed and (ii) the sum of the present values of 105 3/4% of the aggregate principal amount of such 11.5% Senior Secured Notes and scheduled payments of interest on such 11.5% Senior Secured Notes to and including June 15, 2008, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 50 basis points, together with, in each case, accrued and unpaid interest and additional interest, if any, to the date of redemption. The make-whole redemption price as of December 31, 2006 is approximately 114%.

On or after June 15, 2008, the Company may redeem, at its option, some or all of the 11.5% Senior Secured Notes at the following redemption prices, plus accrued and unpaid interest to the date of redemption:

For the periods below	Percentage

On or after June 15, 2008	105.75%
On or after June 15, 2009	102.88%
On or after June 15, 2010	100%

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

Within 90 days after the end of each fiscal year ending in 2006 and thereafter, for which the Company’s Excess Cash Flow (as defined) was greater than or equal to $2.0 million, the Company must offer to purchase a portion of the 11.5% Senior Secured Notes at 101% of principal amount, together with accrued and unpaid interest to the date of purchase, with 50% of our Excess Cash Flow from such fiscal year (“Excess Cash Flow Offer Amount”); except that no such offer shall be required if the Revolving Credit Facility prohibits such offer from being made because, among other things, a default or an event of default is then outstanding thereunder. The Excess Cash Flow Offer Amount shall be reduced by the aggregate principal amount of 11.5% Senior Secured Notes purchased in eligible open market purchases as provided in the indenture. The Company had no Excess Cash Flow for the year ended December 31, 2006.

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

On November 7, 2006, the Company entered into a First Supplemental Indenture to amend the provisions of the 11.5% Senior Notes Indenture. Pursuant thereto, the Indenture was amended (i) to permit the issuance and redemption of $24,000 of Series A Preferred Stock, (ii) to permit the offering of $24,000 of Common Stock by the Company in connection with and to redeem the Series A Preferred Stock, (iii) to modify the definitions of Consolidated Net Income, Permitted Indebtedness and Permitted Investment, (iv) to reduce the minimum annual level of EBITDA for the periods ending December 31, 2006 though September 30, 2008 from $16,000 to $15,000, (v) to modify the proviso that such minimum annual level of EBITDA covenant is in effect only when the amount of unrestricted cash and availability under the Revolving Credit Facility is below $10,000, (vi) to revise the required reporting to holders, (vii) to modify the Consolidated Net Worth and Fixed Charge Coverage Ratio requirement related to a merger, consolidation or sale of assets and (viii) to permit the possible issuance of additional 11.5% Senior Secured Notes to refinance the 8% Subordinated Notes due 2008.

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

The 8% Notes are unsecured by the collateral pool and accordingly, are effectively subordinated to the 11.5% Senior Secured Notes.

The 8% Notes were valued at market in fresh-start accounting. The discount to face value is being amortized using the effective-interest rate methodology through maturity with an effective interest rate of 10.46%.

The following table summarizes the carrying value of the 8% Notes at December 31 with interest through 2006 paid in the form of 8% Notes (paid-in-kind):

	2006	2007	2008*
8% Notes
Principal	$18,684	$18,684	$18,684
Discount	(2,283)	(1,148)
Carrying value	$16,401	$17,536	$18,684

* 2008 has a maturity date of December 1.

Letter of Credit Facility

Letters of credit in the amount of $2,419 were outstanding under letter of credit facilities with commercial banks, and were cash collateralized at December 31, 2006.

The Company finances its working capital needs through a combination of internally generated cash from operations, cash on hand and it’s Revolving Credit Facility.

Aggregate maturities of debt for each of the next five years are (1):

	2007	2008	2009	2010	2011	Thereafter

Revolving Credit Facility	$3,929
11.5% Senior Secured Notes					$90,000
8% Notes		$18,684
Other	$49					$1,059

	$3,978	$18,684			$90,000	$1,059

(1) Aggregate maturities of debt represent amounts to be paid at maturity and not the current carrying value of the debt.

10.	Operating Leases

The Company has operating lease agreements for machinery, equipment and facilities. The majority of the facility leases require the Company to pay maintenance, insurance and real estate taxes.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Future minimum lease payments for operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006, are:

2007	$2,254
2008	2,133
2009	2,131
2010	2,160
2011	1,817
Total thereafter	2,711

Total minimum lease payments	$13,206

Total rent expense during 2006, 2005 and 2004 amounted to $2,170, $2,822 and $2,409, respectively.

11.	Retirement Plans

The Company and its subsidiaries have defined contribution and defined benefit plans varying by country and subsidiary.

Adoption of Statement of Financial Accounting Standards No. 158

As of December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as Accumulated Other Comprehensive Income (Loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.

The incremental effect of adopting SFAS No. 158 on the Company’s financial statements at December 31, 2006 is presented below:

	At December 31, 2006
	Before Adoption of Statement 158	Impact of Adoption	As reported at December 31, 2006

Current Portion of Pension Liability	$0	$(62)	$(62)

Pension Liability	$(33,231)	$(960)	$(34,191)

Accumulated other comprehensive loss	4,042	1,023	5,065
	$(29,189)	$1	$(29,188)

North American Plans

The Company’s operations in the United States and Canada have historically offered defined benefit retirement plans and postretirement health care and life insurance benefits to their employees. Most of these benefits have been terminated, resulting in various reductions in liabilities and curtailment gains as described below.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

The defined benefit retirement plan for Canadian retirees was settled in April 2006 with the purchase of retiree annuity contracts for $374. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, all amounts associated with the Canadian pension plan were removed from the Company’s balance sheet.

The defined benefit retirement plan for United States employees was closed to new entrants on March 31, 2003, except those covered by a collective bargaining agreement, for which the closure date was September 30, 2004. The early retirement option under the U.S. plan was eliminated on April 1, 2004, except for employees covered by a collective bargaining agreement, for which the elimination date is December 31, 2007. The plan for U.S. participants not covered by a collective bargaining agreement was frozen as of December 31, 2006; accordingly no additional benefits will earned after that date. A curtailment gain of $1,721 was recognized as a result of this plan freeze.

Postretirement medical benefits for U.S. employees not covered by a collective bargaining agreement were terminated as of December 31, 2004, resulting in a $34,055 curtailment gain. Postretirement medical benefits for U.S. employees covered by a collective bargaining agreement were terminated as of December 31, 2006, under an agreement dated September 30, 2005. This resulted in a $668 curtailment gain for 2005, a reduction of $1,744 to cost of sales for 2005 and a $7,843 reduction to cost of sales for 2006.

Postretirement medical and life insurance benefits for Canadian retirees, and postretirement life insurance benefits for U.S. retirees not covered by a collective bargaining agreement, were terminated as of December 31, 2006. This resulted in a curtailment gain of $12,792.

The Company recognized a one-time $974 curtailment gain related to the closing of our Kentland, Indiana finishing operations. This curtailment gain was recognized as of December 31, 2005.

Included in accumulated other comprehensive income, net of tax, as of December 31, 2006 are the following amounts not yet recognized in net periodic benefit cost:

Net actuarial loss	$6,160
Prior service cost (credit)	($1,093)

Amounts included in other comprehensive income expected to be recognized as a component of net periodic benefit cost for the year ending December 31, 2007 are:

Net actuarial loss	$5
Prior service cost (credit)	($131)

The measurement date for all defined benefit plans is December 31. The year end status of the plans is as follows:

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Change in benefit obligation:
Projected benefit obligation at beginning of year	140,052	131,838	126,087	13,163	22,439	57,702
Service cost	1,351	1,737	1,730	42	177	918
Interest cost	7,423	7,360	7,358	660	1,231	3,762
Actuarial losses	(1,733)	9,250	7,303	(167)	3,176	10,289
Benefits paid	(12,591)	(7,485)	(7,287)	(950)	(1,168)	(3,260)
Plan amendment	(3)	(1,217)	(3,579)	0	(12,768)	(3,006)
Curtailment gain	(4,277)	(1,725)	0	(12,838)	(159)	(44,139)
Currency translation adjustment	109	293	226	90	235	173

Estimated benefit obligation at end of period	$130,331	$140,051	$131,838	$0	$13,163	$22,439
Change in plan assets:
Fair value of plan assets at beginning of period	87,047	86,768	81,353	0	0	0
Actual return on plan assets	9,799	4,199	6,458	0	0	0
Employer contribution	11,720	3,288	6,030	675	623	3,070
Benefits paid	(12,591)	(7,485)	(7,287)	(675)	(623)	(3,070)
Currency translation adjustment	103	278	214	0	0	0

Fair value of plan assets at end of period	$96,078	$87,048	$86,768	$0	$0	$0

Funded status of the plan	($34,253)	(53,004)	(45,070)	$0	(13,163)	(22,439)
Unrecognized net actuarial loss		15,238	4,923		2,757	921
Unrecognized prior service cost		(3,184)	(3,306)		(10,214)	(729)

Net amount recognized		($40,950)	($43,453)		($20,620)	($22,247)

Amounts recognized in statement of financial position:
Current liabilities	($62)
Accrued benefit liability		($48,545)	($43,602)
Noncurrent liabilities	($34,191)
Accumulated other comprehensive loss	*	7,595	149

Net amount recognized	($34,253)	($40,950)	($43,453)	$0	$0	$0

* Not applicable for 2006

Accumulated benefit obligation	$129,309	$130,310	$120,857

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Projected benefit obligation	$130,331	$140,051	$131,838	$0	$13,163	$22,439
Fair value of plan assets	$96,078	$87,048	$86,768	$0	$0	$0

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	2006	2005	2004

Projected benefit obligation	$130,331	$140,051	$131,838
Accumulated benefit obligation	$129,309	$130,310	$120,857
Fair value of plan assets	$96,078	$87,048	$86,768

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Component of net period benefit cost
Service cost	$1,351	$1,737	$1,730	$42	$177	$918
Interest cost	7,423	7,360	7,357	660	1,231	3,762
Expected return on plan assets	(7,052)	(7,236)	(7,027)
Amortization of unrecoginzed translation obligation	0	0	0	0	2	0
Amortization of prior service cost	(373)	(365)	(273)	(10,214)	(2,615)	(230)
Amortization of actuarial (gain) loss	325	249	265	2,336	1,181	638
Curtailment gain	(1,721)	(974)	0	(12,584)	(668)	(34,055)
	($47)	$771	$2,052	($19,510)	($692)	($28,967)

Weighted average assumptions used to determine the benefit obligation and net periodic benefit cost as of December 31:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.49%	5.74%	5.25%	5.20%	5.82%
Expected return on plan assets	8.50%	8.56%	8.66%
Rate of compensation increase	3.50%	3.50%	3.50%

The company evaluates its discount rate assumption annually as of December 31 for each of its retirement-related benefit plans based upon the yield of high quality, fixed-income debt instruments.

The Company’s expected return on plan assets is evaluated annually based upon a study which includes a review of anticipated future long-term performance of individual asset classes, and consideration of the appropriate asset allocation strategy to provide for the timing and amount of benefits included in the projected benefit obligation. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 10.0% in 2005 for the U.S. plan and 7.0% in 2005 for the Canadian plan. The Canadian rate was assumed to grade down to 5% by 2008 for the Canadian plan. As stated above, these plans have been terminated.

The weighted average plan asset allocation at December 31, 2006 and 2005, and target allocation (not weighted) for 2007, are as follows:

	Percentage of Plan Assets		2007 Target
Asset Category	2006	2005	Allocation
Equity Securities	75.9%	77.2%	60.0%
Debt Securities	15.1%	21.2%	40.0%
Other	9.0%	1.6%	0.0%
Total	100.0%	100.0%	100.0%

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

The following table provides a summary of the estimated benefit payments for the postretirement plans for the next five fiscal years individually and for the following five fiscal years in the aggregate:

Year	Total Estimated Pension Payments	Total Estimated Postretirement Benefit Payments

2007	$8,466	$100
2008	6,441	0
2009	5,606	0
2010	4,963	0
2011	4,729	0
2012-2016	4,556	0

Savings Plans

The Company also has defined contribution savings and similar plans for eligible employees, which vary by subsidiary. The Company’s aggregate contributions to these plans are based on eligible employee contributions and certain other factors. The Company expense for these plans was $698, $774 and $791 in 2006, 2005 and 2004, respectively.

International Plans

The Company maintains various pension and statutory separation pay plans for its European employees. The expense for these plans in 2006, 2005 and 2004 was $1,714, $2,144 and $1,318, respectively. As of their most recent valuation dates, for those plans where vested benefits exceeded plan assets, the actuarially computed value of vested benefits exceeded those plans’ assets by approximately $4,919.

12.	Restructuring Charges and Asset Impairment

During the fourth quarter of 2006, the company recognized a one-time impairment charge of $2,343 for the Kentland plant to the fair market value of the facility. The restructuring expense of $1,919 was recognized for one-time employee costs related to various restructurings to address the Company’s competitive environment.

During the second quarter of 2005, our board of directors approved a plan under which we restructured our operations by relocating finishing operations from our facility in Kentland, Indiana to a facility in Mexico. We expect to complete the restructuring by the end of the first quarter of 2007. The relocation of the finishing operations is intended to lower costs and optimize operations. The total cost of the restructuring, exclusive of capital expenditures, is expected to be approximately $10,000, substantially all of which will result in cash expenditures. We have made capital expenditures of approximately $10,344 in connection with the restructuring. We began incurring a substantial portion of these costs and capital expenditures in the second quarter of 2005 and expect to incur approximately $800 of additional costs in the first quarter of 2007.

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

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Restructuring Provisions

The following table provides details of the 2006 and 2005 restructuring provisions for the period ended December 31, 2006 (dollars in millions):

	Restructuring reserves as of December 31, 2005	2006 Charge	2006 Payments	Other adjustments	Restructuring reserves as of December 31, 2006

2006 employee costs		$1.3	($1.0)		$0.3
2005 Kentland costs	$1.6	$3.0	($3.3)		$1.3
Total restructuring activity	$1.6	$4.3	($4.3)	$0.0	$1.6

13.	Capital Stock and Paid in Capital

Authorized shares of preferred stock ($0.01 par value per share) and common stock ($0.01 par value per share) for the Company are 50,000,000 shares and 50,000,000 shares, respectively. A total of 12,307,692 shares of preferred stock were issued and outstanding as of December 31, 2006. There were no shares of preferred stock issued or outstanding at December 31, 2005. A total of 10,811,483 shares of common stock were issued and 9,937,906 were outstanding as of December 31, 2006. A total of 10,651,123 shares of common stock were issued and 9,715,954 were outstanding as of December 31, 2005.

On November 7, 2006, the Company issued $24,000 of preferred stock to certain investors, including Koala Holding Limited Partnership (“Koala”), an affiliate of Mr. Icahn. Under the purchase agreement for the preferred stock, we agreed to initiate a rights offering for common stock, the proceeds of which were to be used to redeem the preferred stock, along with accrued and unpaid dividends. In addition, the Company granted to Koala an option to purchase a sufficient number of common shares such that Koala and its affiliates could hold at least 50.1% of our common shares subsequent to all rights offering transactions. The transactions contemplated by the preferred stock offering gave effective voting control to Mr. Icahn.

On March 7, 2007, the Company completed its rights offering, the proceeds of which were used to redeem shares of preferred stock and payment of accrued but unpaid dividends. Shares of preferred stock that were not redeemed, together with accrued but unpaid dividends thereon, were automatically converted into shares of common stock at a specified conversion price. The holders of the preferred stock received 17,319,643 shares of common stock upon the conversion of their preferred stock and an additional 1,948,460 shares of common stock upon the conversion of the accrued but unpaid dividends on their preferred stock. Amounts recorded for dividends payable on the statement of financial position were computed by determining the 2006 portion of the total dividends to be paid as amortized over the four months for which the preferred stock was outstanding.

In April 2003, 660,000 shares of common stock were reserved for grant to management and employees under the Viskase Companies, Inc. Restricted Stock Plan. During that month, the Company granted 330,070 shares of restricted common stock (“Restricted Stock”) under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vested 12.5% on grant date; 17.5% on the first anniversary of grant date; 20% on the second anniversary of grant date; 20% on the third anniversary; and, 30% on the fourth anniversary of the grant date, subject to acceleration upon the occurrence of certain events. The Restricted Stock expense for 2006, 2005 and 2004, for the Company is $6, $6 and $6, respectively. The value of the Restricted Stock was calculated based on the fair market value of approximately $0.10 per share for the new common stock upon emergence from bankruptcy using a multiple of cash flow calculation to determine enterprise value and the related equity value.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

14.	Warrants (Dollars in Thousands, Except Per Share and Per Warrant Amounts)

On June 29, 2004, the Company issued $90,000 of 11.5% Senior Secured Notes together with the 90,000 Warrants to purchase an aggregate of 805,230 shares of common stock of the Company (“New Warrants”). The aggregate purchase price of the 11.5% Senior Secured Notes and the 90,000 of New Warrants was $90,000. Each of the New Warrants entitles the holder to purchase 8.947 shares of the Company's common stock at an exercise price of $.01 per share through the June 15, 2011 expiration date. As of December 31, 2006, 71,695 New Warrants, which entitle the holders to purchase 641,456 shares of the Company’s common stock, were outstanding.

The New Warrants were valued for accounting purposes using a fair value method. Using a fair value method, each of the New Warrants was valued at $11.117 for an aggregate fair value of the warrant issuance of $1,001.

Pursuant to the Bankruptcy Plan, holders of the Old Common Stock received Warrants to purchase shares of New Common Stock. At December 31, 2006, 304,127 Warrants are outstanding. The Warrants have a seven-year term expiring on April 2, 2010, and have an exercise price of $10.00 per share.

15.	Income Taxes

Income tax provision (benefit) consisted of:

	2006	2005	2004
Current
Federal
Foreign	$1,891	$2,918	$558
State and local			4
Total current	1,891	2,918	562
Deferred
Federal	(142)	(2,343)	(4,700)
Foreign	(772)	(1,034)	(503)
State and local
Total deferred	(914)	(3,377)	(5,203)

Total	$977	$(459)	$(4,641)

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

The reconciliation of income tax provision (benefit) attributable to earnings differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings by the following amounts:

Income (loss) before income taxes:	2006	2005	2004
Domestic	$(3,402)	$722	$22,242
Foreign	5,988	(3,338)	(1,566)

Total	$2,586	$(2,616)	$20,676

Computed income tax provision (benefit)	905	(916)	7,237
State and local taxes, net of federal tax	-	(7)	56
Foreign taxes, net	45	311	(4,772)
Valuation allowance, net of NOLs	27	153	(7,162)
Total income tax expense (benefit)	977	(459)	(4,641)

Computed income tax provision (benefit)	35.0%	35.0%	35.0%
State and local taxes, net of federal tax	0.0%	0.3%	0.3%
Foreign taxes, net	1.7%	-11.9%	-23.1%
Valuation allowance, net of NOLs	1.0%	-5.9%	-34.6%
Effective income tax rate	37.8%	17.5%	-22.4%

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 2006 and 2005 are as follows:

	2006	2005
Current deferred tax asset
Pension and healthcare	$4,674	$7,331
Provisions not currently deductible	1,320	2,804
Inventory basis differences	70	0
Valuation allowance	(6,064)	(10,135)
Total current deferred tax asset	0	0

Non-current deferred tax assets
Stock option	$94	$0
Pension and healthcare	10,117	18,493
Net operating loss carryforwards	30,137	24,375
Valuation Allowance	(24,635)	(34,268)
Total non-current deferred tax assets	15,713	8,600

Total deferred tax asset	$15,713	$8,600

Current deferred tax liability
Inventory basis differences	$1,679	$710
Self ins. accruals and reserves	$42
Total current deferred tax liability	$1,721	$710

Non-current deferred tax liability
Property, plant, and equipment	$17,465	$13,581
Intangible asset	1,006	1,300
Foreign exchange and other	3,291	2,076
Total non-current deferred tax liability	21,762	16,957

Total deferred tax liability	$23,483	$17,667

The net deferred tax asset (liability) is classified in the balance sheet as follows:

	As of December 31
	2006	2005
Current deferred tax assets	-	-
Current deferred tax liability	($1,721)	($710)
Current deferred tax assets (liability), net	($1,721)	($710)

Non-current deferred tax assets	$15,713	$8,600
Non-current deferred tax liability	(21,762)	(16,957)
Non-current deferred tax assets (liability), net	($6,049)	($8,357)

Current deferred tax liability (net)	($1,721)	($710)
Non-current deferred tax liability (net)	(6,049)	(8,357)
Net deferred tax liability	($7,770)	($9,067)

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

In the consolidated balance sheets, these deferred tax assets and liabilities are classified as either current or non-current based on the classification of the related liability or asset for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred taxes related to carryforwards, is classified according to the expected reversal date of the temporary differences as of the end of the year.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance of $29.5 million has been recorded at December 31, 2006, as management believes that it is more likely than not that all deferred tax assets will be fully realized based on the expectation of taxable income in future years. There were net operating loss carryforwards at December 31, 2006 and 2005 of $30.1 million and $24.4 million, respectively.

The Company joins in filing a United States consolidated Federal income tax return including all of its domestic subsidiaries.

16.	Commitments

As of December 31, 2006 and 2005, the Company had capital expenditure commitments outstanding of approximately $1,200 and $3,994, respectively.

17.	Contingencies

In 1993, the Illinois Department of Revenue (“IDR”) filed a proof of claim against Envirodyne Industries, Inc. (our former name) and its subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Bankruptcy Case Number 93 B 319, for alleged liability with respect to the IDR’s denial of the Company’s allegedly incorrect utilization of certain loss carry-forwards of certain of its subsidiaries.  The IDR asserted it was owed, as of the petition date, $998 in taxes, $357 in interest and $271 in penalties.  The Company objected to the claim on various grounds.  In September 2001, the Bankruptcy Court denied the IDR’s claim and determined the debtors were not responsible for 1998 and 1999 tax liabilities, interest and penalties. IDR appealed the Bankruptcy Court’s decision to the United States District Court, Northern District of Illinois, Case Number 01 C 7861, and in February 2002, the District Court affirmed the Bankruptcy Court’s order denying the IDR claim.   IDR appealed the District Court’s order to United States Court of Appeals for the Seventh Circuit, Case Number 02-1632. On January 6, 2004, the appeals court reversed the judgment of the District Court and remanded the case for further proceedings on the Company’s other objections to the claim. On November 16, 2005 the Bankruptcy Court issued an opinion in which it denied the IDR’s claim to the extent it seeks principal tax liability and found that no principal tax liability remains due.   However, because of certain timing issues with respect to the carryback of subsequent net operating loss used to eliminate the principal tax liabilities in 1988 and 1989, the issue of the amount of interest and  penalties (for approximately 14 years), if any, has not yet been determined by the Bankruptcy Court.  The IDR has asserted that as of February 2006, approximately $432 was owed in interest.  The Company disputes this amount and intends to vigorously defend its position on interest due. The IDR may appeal the Bankruptcy Court order and has asserted that if it were successful on appeal, that the Company would have liability to the IDR as of the beginning of 2005 in the amount of approximately $2,900.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

During 2005, Viskase Brasil Embalagens Ltda. (“Viskase Brazil”) received three tax assessments by São Paulo tax authorities with respect to Viskase Brazil’s alleged failure to pay Value Added and Sales and Services Tax (“ICMS”) levied on the importation of raw materials and sales of goods in and out of the State of São Paulo. Two of the tax assessments relate to ICMS on the importation by Viskase Brazil of raw materials through the State of Espírito Santo (“Import Assessments”), and the disputed amount with respect to such assessments aggregates R$16,588 for taxes and R$16,318 for penalties and interest, or about $7,800 and $7,600, respectively, at exchange rates in effect on December 31, 2006. The third tax assessment also relates to ICMS and alleges that Viskase Brazil arranged for the remittance of goods to addresses other than those indicated on the relevant tax documents (“Documentation Assessment”). The disputed amount under the Documentation Assessment is R$188 for taxes and R$1,690 for penalties and interest, or about $100 and $800, respectively, at exchange rates in effect on December 31, 2006. The attorneys representing Viskase Brazil on these tax disputes have advised the Company that the likelihood of liability with respect to the tax assessments is remote. In view of the magnitude of the assessments, Viskase Brazil sought the advice of another law firm with respect to one of the Import Assessments and with respect to the Document Assessment. The second law firm expressed its belief (i) that the likelihood of liability on the Import Assessment it reviewed either was possible tending to probable or was possible, depending on the theory of liability pursued by the tax authorities, and (ii) that the likelihood of liability on the Documentation Assessment was probable. Viskase believes that the two Import Assessments raise essentially the same issues and therefore did not seek advice from the second law firm with respect to the other Import Assessment. The Company has provided a reserve in the amount of $2,000 as of December 31, 2006. Viskase Brazil strongly denies the allegations set forth in the tax assessments and intends to vigorously defend itself.

From 1988 through May 2005, we were involved in a lawsuit with various Union Carbide companies related to environmental issues on a property we had purchased from Union Carbide in 1986. In May 2005, we reached agreement with Dow Chemical (successor to Union Carbide) under which Dow repurchased the site for $1,375 (Canadian) and accepted full liability for any environmental remediation of the property. This transaction resulted in a gain of $279 (U.S.).

In 2001, the Province of Quebec, Canada claimed we had failed to collect and remit sales taxes for the prior four years. In January 2006, we settled this lawsuit through a payment of $300 (Canadian).

In addition, the Company from time to time is involved in various other legal proceedings, none of which are expected to have a material adverse effect upon results of operations, cash flows or financial condition.

18.	Earnings Per Share

Following are the reconciliations of the numerators and denominators of the basic and diluted EPS (in thousands, except for number of shares and per share amounts):

	December 31, 2006	December 31, 2005	December 31, 2004

NUMERATOR:
Net income (loss)	1,609	(2,157)	25,317
Less: preferred dividends	(1,193)
Net income (loss) available to common stockholders for basic and diluted EPS	416	(2,157)	25,317

DENOMINATOR:

Weighted average shares outstanding for basic EPS	9,812,432	9,698,196	10,013,828

Effect of dilutive securities	3,350,612	846,871	854,324

Weighted average shares outstanding for diluted EPS	13,163,044	10,545,067	10,868,152

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Common stock equivalents, consisting of the Series A Preferred Stock under the rights offering, and 805,230 of New Warrants are dilutive and the effect of these dilutive securities have been included in weighted average shares for diluted EPS using the treasury method for the Company. The Series A Preferred Stock dividends, convertible stock dividend shares, and employee stock options were not included in the weighted average shares for diluted EPS, because the effect would be antidilutive.

The vested portion of the Restricted Stock is included in the weighted-average shares outstanding for basic earnings per share. Common stock equivalents, consisting of the 2010 Warrants, exercisable for a total of 304,127 shares of common stock, and the unvested restricted stock, totaling 280,005 shares, issued by the Company have been excluded as their effect is antidilutive. Non-vested shares that vest based solely on continued employment and are not subject to any performance contingency are included in the computation of diluted EPS using the treasury stock method.

19.	Comprehensive Gain (Loss)

The following sets forth the changes in the components of other comprehensive income (loss) and the related income tax provision:

	2006	2005	2004
Other comprehensive income (loss):
Minimum pension liability adjustment (1)	$1,021
Unrecognized loss on pension benefits	1,507	($7,595)
Foreign currency translation adjustment (2)	4,110	(4,920)	$3,061
Other comprehensive income (loss), net of tax	$6,638	($12,515)	$3,061

(1) Minimum pension liability adjustment, net of a related tax provision of $0 in 2006. The minimum pension liability adjustment is due to changes in plan return assumptions and asset performance.

(2) Foreign currency translation adjustments, net of related tax provision of $0 for all periods.

20.	Stock-Based Compensation (Dollars in Thousands, Except Per Share Amounts)

During 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

As a result of the adoption of SFAS 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

2006
Income before income taxes	$268
Net income	$268
Basic and diluted earnings per common share	$0.03

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for options granted to employees for the purchase of common stock. No compensation expense was recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. The pro forma effect of accounting for stock options under a fair value method, prior to the adoption of SFAS 123R, was as follows:

	2005	2004
Net (loss) income:
As reported	($2,157)	$25,317
Pro forma	($2,425)	$25,295
Basic (loss) earnings per share:
As reported	($0.22)	$2.53
Pro forma	($0.25)	$2.33
Diluted (loss) earnings per share:
As reported	($0.22)	$2.53
Pro forma	($0.25)	$2.33

The fair values of the options granted during 2005 and 2004 were estimated on the date of grant using the binomial option pricing model. The assumptions used and the estimated fair values are as follows:

Estimate Fair Values
	2005	2004
Expected term	10 years	5 years
Expected stock volatility	14.88%	16.05%
Risk-free interest rate	4.17%	3.44%

The Company has granted non-qualified stock options to its chief executive officer for the purchase of 500,000 shares of its common stock under an employment agreement. The Company has granted non-qualified stock options to its management for the purchase of 495,000 shares of its common stock. Options were granted at, or above, the fair market value at date of grant and one-third vests on each of the first, second and third anniversaries of the grant date, subject to acceleration in certain events. These options for the Chief Executive Officer and those granted to management expire five years and ten years, respectively, from the date of grant. The Company's outstanding options were:

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2004
Granted	500,000	$2.40	60 months	$0.54
Exercised
Forfeited
Outstanding, December 31, 2004	500,000	$2.40	51 months	$0.54
Granted	495,000	$2.90	120 months	$1.04
Exercised
Forfeited	(10,000)	$2.90	116 months	$1.04
Outstanding, December 31, 2005	985,000	$2.65	73 months	$0.80
Vested and exercisable at Dec. 31, 2005	166,667	$2.40	39 months	$0.54
Granted
Exercised
Forfeited	(58,333)	$2.90	101 months	$1.04
Outstanding, December 31, 2006	926,667	$2.63	59 months	$0.79
Vested and exercisable at Dec. 31, 2006	475,556	$2.55	48 months	$0.70

As of December 31, 2006, we have $245 of total unrecognized compensation cost related to unvested awards granted under our option plans that we expect to recognize over a weighted average period of twelve months. The number of shares of common stock reserved for stock options as of December 31, 2006 is 1,500,000 shares.

21.	Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value as of December 31, 2006, of the Company’s financial instruments (refer to Notes 2 and 9).

	Carrying	Estimated
	Value	Fair Value
Assets
Cash and cash equivalents	$3,692	$3,692
Restricted cash	2,419	2,419
	$6,111	$6,111
Liabilities
Long-term debt	$105,916	$101,691

22.	Research and Development Costs

Research and development costs are expensed as incurred and totaled $2,345, $2,298 and $2,697 for 2006, 2005, and 2004, respectively.

23.	Related-Party Transactions

During the year ended December 31, 2006 and 2005, the Company purchased $161 and $130, respectively, in telecommunication services in the ordinary course of business from XO Communications, Inc., an affiliate of Carl C. Icahn, who may be deemed to be a beneficial owner of approximately 67.0% of the Company's common stock. The Company believes that the purchase of the telecommunications services were on terms at least as favorable as those that the Company would expect to negotiate with an unaffiliated party.

Arnos Corp., an affiliate of Carl C. Icahn, was the lender on the Company’s Old Revolving Credit Facility. The Company paid Arnos Corp. origination fees, interest and unused commitment fees of $144 during the year ended December 31, 2004. The Company believes that the terms of the former revolving credit facility were at least as favorable as those that the Company would have expected to negotiate with an unaffiliated party.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

24.	Business Segment Information and Geographic Area Information

The Company primarily manufactures and sells cellulosic food casings. The Company’s operations are primarily in North America, South America and Europe. Intercompany sales and charges (including royalties) have been reflected as appropriate in the following information. Certain items are maintained at the Company’s corporate headquarters and are not allocated geographically. They include most of the Company’s debt and related interest expense and income tax benefits. Other income for 2006, 2005 and 2004 includes net foreign exchange transaction gains (losses) of approximately $522, $(193), and $1,451, respectively.

Geographic Area Information

	2006	2005	2004
Net sales
United States	$126,453	$124,491	$130,654
Canada
South America	14,441	8,789	7,630
Europe	91,943	84,475	87,072
Other and eliminations	(22,446)	(13,986)	(18,250)

	$210,391	$203,769	$207,106
Operating income (loss)
United States	($1,804)	$11,610	$13,024
Canada	(242)	(490)	(665)
South America	1,852	(754)	(1,243)
Europe	1,198	(2,861)	(22)
Other	12	213	0

	$1,016	$7,718	$11,094
Identifiable assets
United States	$118,515	$121,441	$113,836
Canada	13	26	842
South America	9,181	7,907	7,535
Europe	76,046	68,466	91,219

	$203,755	$197,840	$213,432
United States export sales
(reported in North America net sales above)
Asia	$17,092	$16,915	$18,159
South and Central America	6,973	5,819	5,529
Canada	8,261	7,938	7,794
Other international	3,165	4,822	4,718

	$35,491	$35,494	$36,200

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

25.	Quarterly Data (Unaudited)

Quarterly financial information for 2006 and 2005 is as follows (in thousands, except for per share amounts):

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$50,470	$53,451	$54,726	$51,744	$210,391
Gross margin	9,511	11,599	10,242	5,352	36,704
Operating income (loss)	1,387	4,348	1,684	(6,403)	1,016
Net (loss) income available to common shareholder	(1,323)	(130)	(2,961)	4,830	416
Net (loss) income per share - basic	($0.14)	($0.01)	($0.30)	$0.47	$0.04
Net (loss) income per share - diluted	($0.14)	($0.01)	($0.30)	$0.22	$0.03

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$49,524	$52,100	$52,232	$49,913	$203,769
Gross margin	9,532	11,118	10,390	8,314	39,354
Operating income (loss)	1,480	1,918	2,986	1,334	7,718
Net (loss) income available to common shareholder	(1,128)	(2,263)	3,609	(2,375)	(2,157)
Net (loss) income per share - basic	($0.12)	($0.23)	$0.37	($0.20)	($0.22)
Net (loss) income per share - diluted	($0.12)	($0.23)	$0.34	($0.20)	($0.22)

Net income (loss) per share amounts are computed independently for each of the quarters presented using weighted average shares outstanding during each quarter. The sum of the quarterly per share amounts do not agree principally due to losses within quarters, issuance of restricted stock in 2006 and 2005 and issuance of common stock equivalents for diluted per share amounts in both 2006 and 2005.

During 2006, the Company recognized restructuring expense of $4,328. During the fourth quarter of 2006, the Company recognized a one-time charge for the impairment charge of $2,409 for the write down of the Kentland plant to the fair market value of the facility. The remaining restructuring expense of $1,985 was recognized for one- time employee costs related to various restructuring to address the Company’s competitive environment. These restructuring events were recognized as $298, $114, $531, and $1,042 for first, second, third, and fourth quarters respectively.

During the fourth quarter of 2006, the elimination of United States and Canadian postretirement life and medical benefits resulted in a $12,792 curtailment gain, and the Company recognized a $1,721 curtailment gain on the freeze of pension benefits for all non union U.S. employees.

The Company terminated postretirement benefits as of December 31, 2006 for all active employees and all retirees in the United States who are covered by a collective bargaining agreement. The termination of these United States postretirement medical benefits resulted in a $698 curtailment gain in the third quarter of 2005. During 2006 and the fourth quarter of 2005, $7,843 and $1,744, respectively, of unrecognized prior service costs and net actuarial loss related to these postretirement medical benefits were amortized and recorded as a reduction to cost of sales.

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

28.	Subsequent Events

Viskase Canada Retiree Litigation

In December 2006, our Canadian subsidiary, Viskase Canada Inc., terminated post-retirement health care and life insurance benefits for retirees of Viskase Canada Inc.. In February 2007, two former employees filed suit in the Ontario Superior Court of Justice against Viskase Canada Inc. and Viskase Companies, Inc. alleging these benefits were permanently vested as a condition of their retirement. Further, they petitioned for class action status on behalf of all similarly situated retirees. The complaint requests reinstatement of the benefits, or unspecified damages in the alternative, along with reimbursement of legal costs of $20 and punitive damages of $1,000. We believe the complaint is without merit, we intend to vigorously defend ourselves against this lawsuit and we have not accrued any amount on our statement of financial position with regard to this complaint.

Termination of Registration

On March 22, 2007, we filed Form 15 with the SEC, which terminated our obligation to file reports with the SEC. As a result, the Company is no longer required to file reports such as Forms 10-K, 10-Q and 8-K.

Capital Stock

On November 7, 2006, the Company issued $24,000 of preferred stock. As part of the preferred stock issuance, the Company agreed to conduct a rights offering of up to $24,000 of common stock, the proceeds of which were to be used to redeem the preferred stock plus accrued and unpaid dividends. On February 27, 2007, the rights offering was completed and $359 was received by the Company for stock subscriptions, representing 183,942 shares of common stock. Under the terms of the preferred stock issuance and the rights offering, all outstanding shares of preferred stock not redeemed with the proceeds of the rights offering were converted to common stock. The holders of preferred stock received 17,319,643 shares of common stock upon the conversion of their preferred stock and an additional 1,948,460 shares of common stock upon the conversion of the dividend on their preferred stock.

VISKASE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We identified the following control deficiency which constitutes a material weakness. In 2006, we determined that we had not accrued for anniversary bonuses paid to employees of our French subsidiary. These payments are made on each five year anniversary of service, starting with the fifteenth year. With the assistance of our actuaries, we have determined that, for years prior to and including 2005, we should have accrued approximately $2.3 million as of December 31, 2005, which also resulted in a decrease of the deferred tax liability of approximately $0.8 million. In addition, we made other adjustments in accordance with SAB No. 108 which resulted in a combined adjustment to beginning retained earnings for the year ended December 31, 2006 of $0.8 million.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the absence of procedures to properly accrue for the anniversary bonuses.

There were no material changes to the Company’s internal control over financial reporting during the fourth quarter of 2006.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Position

Robert L. Weisman	58	President, Chief Executive Officer and Director
Gordon S. Donovan (1)	53	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Charles J. Pullin (1)	43	Vice President, Chief Financial Officer, Treasurer and Secretary
Henry M. Palacci	38	Vice President, Chief Operating Officer
Maurice J. Ryan	54	Vice President, Sales, North America
John O. Cunningham	57	Vice President, Human Resources
Bernard Lemoine	46	Vice President, Operations
Jean-Luc Tillon	47	President, Viskase S.A.S.
Vincent J. Intrieri	50	Chairman of the Board, Director
Eugene I. Davis (2)	52	Director
James L. Nelson (2) (3)	57	Director
Peter K. Shea (3)	56	Director
SungHwan Cho (3)	33	Director
Mayuran Sriskandarajah	27	Director

(1)	Mr. Donovan served in this capacity through his retirement from the Company on January 31, 2007. Mr. Pullin assumed these positions with the Company on February 1, 2007.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Robert L. Weisman has been our President and Chief Executive Officer since October 2004. From December 2002 to June 2004, he served as the Vice President, Innovation and Business Development for Sara Lee Corporation. Mr. Weisman also served as the Chief Executive Officer, Sara Lee Bakery from May 2001 to December 2002 and the Group President of Sara Lee's Specialty Meat Companies from June 1996 through May 2001.

Gordon S. Donovan was our Vice President and Chief Financial Officer from January 1997 through January 2007. Mr. Donovan also served as our Treasurer and Assistant Secretary from November 1989 through January 2007, and as a Vice President from May 1995 through January 2007. Mr. Donovan was employed by us since 1987. Mr. Donovan elected to retire as of January 31, 2007.

Charles J. Pullin has served as our Vice President and Chief Financial Officer, Secretary and Treasurer since February 2007. Prior to that, he served as our Chief Information Officer from September 2004 to January 2007 and served as Director, Strategic Financial Planning from December 2003 to August 2004. Prior to joining the Company, from 2002 through 2003, Mr. Pullin served as Vice President and Chief Financial Officer of OnlyOne, a telecommunications service provider to small businesses. From 2000 through 2002, Mr. Pullin served as Managing Director of QuantumShift, a telecommunications management firm.

Henry M. Palacci has served as our Vice President and Chief Operating Officer since August 2006 and served as our Vice President, Worldwide Strategic Planning from July 2005 to August 2006. He also served as a consultant to Viskase from March 2004 through June 2005. He was Director, Finance for MEMCO SA, a real estate development company in Brussels, from January 2000 through September 2004 and was a member of the MEMCO SA Board of Directors through October 2004.

Maurice J. Ryan has served as our Vice President, Sales, North America since September 2000. He also served as our Vice President, U.S. and Canada Sales beginning in 2000, our Vice President, West Region from 1997 to 2000, Vice President, Strategic Accounts from 1995 to 1997 and our Vice President, Sales from 1993 to 1995. Mr. Ryan has been employed by us since 1977.

John O. Cunningham has served as our Vice President, Human Resources since October 2002. He also served as our Director, Human Resources, Compensation and Benefits from September 1995 to September 2002. Mr. Cunningham has been employed by us since 1990.

Bernard Lemoine has served as our Vice President of Worldwide Operations since August 2006 and Director of Operations since 1999. He is responsible for all Worldwide Operations. Mr. Lemoine has been with Viskase in various positions since 1985.

Jean-Luc Tillon has served as our President, Viskase S.A.S. since January 1999. He previously served as our Director of Finance, Europe from January 1999 to June 2003 and as our Director of Sales and Marketing, Europe from July 2003 to March 2004. Mr. Tillon has been employed by us since 1986 and currently also serves as a director of Viskase Spa, Viskase Gmbh and Viskase Polska.

Directors

Vincent J. Intrieri has served as Chairman of the Board of Directors and as a director since April 2003. Since January 2005, he has been a Senior Managing Director of Icahn Associates Corp. and Icahn Partners, entities controlled by Carl C. Icahn, who may be deemed to be a beneficial owner of approximately 29.52% of our Common Stock. From March 2003 through December 2005, Mr. Intrieri served as a Managing Director of Icahn Associates. Mr. Intrieri was portfolio manager of High River Limited Partnership, an entity controlled by Mr. Icahn, from 1998 to March 2003. From 1995 to 1998, he served as a portfolio manager for distressed investments with Elliott Associates L.P., a New York investment fund. Mr. Intrieri currently serves on the boards of XO Communications, Inc., a competitive local exchange carrier that provides broadband communication services to small-to-large enterprise customers; American Railcar Industries, Inc., a manufacturer of covered hopper and tank cars; and Philip Services Corporation, a metal recycling and industrial services company. Each of these companies are affiliated with Mr. Icahn.

Eugene I. Davis has been a director since April 2003. Since 1999, Mr. Davis has been chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a consulting firm that specializes in, among other things, crisis and turn-around management, mergers and acquisitions and strategic planning services. From January 2001 to December 2003, he was Chairman, Chief Executive Officer and President of RBX Industries, Inc., a manufacturer and distributor of rubber and plastic based foam products, and prior to that served as RBX Industries' Chief Restructuring Officer, and from 1998 to 1999, he served as Chief Operating Officer of Total-Tel USA Communications, Inc. Mr. Davis has been the Chief Executive Officer, Chief Operating Officer or President of other companies including Murdock Communications Corporation and SmarTalk Teleservices, Inc. RBX Industries and SmarTalk Teleservices were debtors under the federal bankruptcy code for which Mr. Davis was retained to provide turnaround management services. Mr. Davis is currently a member of the CFN Liquidating Trust Committee for the former Contifinancial Corporation and its affiliates, and is a director of Metals USA, Inc., Metrocall Holdings, Inc., Flag Telecom Group Limited, Elder-Beerman Stores, Inc., Tipperary Corporation, Knology, Inc., TelCove, Inc., Exide Technologies and a number of private companies. In addition, he is a member of the Board of Advisors of PPM America Special Investment Funds.

James L. Nelson has served as a director since April 2003. From March 1998 until July 2004, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing 737 Business Jets for private and corporate clients. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From August 1995 until July 1999, he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company. Mr. Nelson currently serves on the board of American Real Estate Partners L.P. (“AREP”), a NYSE-listed limited partnership controlled by Mr. Icahn that is engaged in a variety of businesses including oil and gas exploration and production, casino gaming, and the manufacture and sale of home textiles.

Peter K. Shea has served as a director since November 2006. Since December 2006, Mr. Shea has served as President of American Property Investors, Inc., which is the general partner of AREP. Mr. Shea also has served as Head of Portfolio Company Operations of AREP since December 2006. Since December 2006, Mr. Shea has served as a director of each of the following companies, for which Mr. Icahn has a controlling interest through the ownership of securities: XO Holdings, Inc., a telecommunications services provider; American Railcar Industries, Inc., a manufacturer of covered hopper and tank railcars; and, WestPoint International Inc., a home textiles manufacturer. Mr. Shea has been an independent consultant to various companies and an advisor to private equity firms since 2002. Mr. Shea also has served as a Director, Executive Chairman, Chief Executive Officer or President of a variety of companies, including, H.J. Heinz Company in Europe, SMG Corporation, John Morrell & Company, United Brands Company, Premium Standard Farms and New Energy Company of Indiana.

SungHwan Cho has served as a director since November 2006. Since October 2006, Mr. Cho has been Portfolio Company Associate at Icahn Associates Corp., an entity controlled by Mr. Icahn. From 2004 to 2006, Mr. Cho served as Director of Finance for Atari, Inc., a publisher of video game software. From 1999 to 2002, Mr. Cho served as Director of Corporate Development and Director of Product Development at Talk America, a telecommunications provider to small business and residential customers. Previously, Mr. Cho was an investment banker at Salomon Smith Barney in New York and Tokyo. He is also a Director of Philip Services Corporation, a metal recycling and industrial services company controlled by Mr. Icahn.

Mayuran Sriskandarajah has served as a director since December 2006. Since February 2005, Mr. Sriskandarajah has served as an Analyst at Icahn Associates Corp., an entity controlled by Mr. Icahn. From 2002 to 2005, Mr. Sriskandarajah served as a Senior Associate Consultant at Bain & Company, a management consulting firm. Previously, Mr. Sriskandarajah was an investment banker at Wasserstein, Perella & Company.

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

Code of Ethics

The Company has adopted a written code of ethics, entitled “Business Integrity and Ethics Policy,” which applies to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. A copy of the code is filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 24, 2006. The Company will furnish to any shareholder, without charge, a copy of the code. A request for the code can be made by writing to the Company’s Secretary, Viskase Companies, Inc., 8205 South Cass Avenue, Suite 115, Darien, Illinois 60561.

Audit Committee

The Board of Directors has assigned the Audit Committee the following responsibilities: to review and recommend to the Board of Directors the selection of the Company’s independent accountants; to review with the independent accountants the scope and results of the annual audit engagement and the system of internal accounting controls; and to direct and supervise special audit inquiries.

The current members of the Audit Committee are Eugene I. Davis and James L. Nelson. Mr. Davis served as Chairman during 2005; Mr. Nelson has served as Chairman since the beginning of 2006.

The Board of Directors has determined that Mr. Davis is an audit committee financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. While we are not a listed company, we have used the definition of “independent director” from the NASDAQ Stock Market for purposes of making the forgoing determination.

Compensation Committee Report

The Board of Directors formed a Compensation Committee in January 2007, consisting of the following members: Peter K. Shea (Chairman), James L. Nelson and SungHwan Cho. The Committee does not have a charter at this time. During 2006, our entire Board of Directors participated in deliberations concerning executive compensation. Accordingly, the Board of Directors as a whole reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this annual report. This report is provided by the Board of Directors:

SungHwan Cho
Eugene I. Davis
Vincent J. Intrieri
James L. Nelson
Peter K. Shea
Mayuran Sriskandarajah
Robert L. Weisman

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors did not maintain a Compensation Committee during 2006; compensation for executive officers was reviewed and approved by the entire Board of Directors, including Mr. Weisman, the Company’s President and Chief Executive Officer, except that Mr. Weisman did not participate in deliberations regarding his own compensation. No executive officer of the Company serves as a member of the board of directors or compensation committee of any public entity that has one or more executive officers serving as a member of the Company’s Board of Directors.

Compensation Discussion and Analysis

Overview

The Board of Directors in the past has reviewed, and the Compensation Committee in the future will review, compensation for executive officers on an annual basis, subject to the terms of applicable employment agreements. The compensation level for the President and Chief Executive Officer is established based upon the recommendation of our chairman, which is discussed with members of the Board of Directors. Compensation levels for other executive officers are established based upon the recommendation of our President and Chief Executive Officer, which is discussed with members of the Board of Directors. The Board of Directors has not retained any compensation consultants to determine or recommend the amount or form of executive compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is designed to support our key business objectives while maximizing value to our shareholders. The objectives of our compensation structure are to attract and retain valuable employees, assure fair and internally equitable pay levels and provide a mix of base salary and other forms of compensation that provide motivation and award performance. At the same time, we seek to optimize and manage compensation costs.

The primary components of our executive compensation are base salary, annual cash bonuses and stock options. Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and retain highly qualified key employees. Stock options are granted to cause our executives to have an ongoing stake in our long-term success.

Base Salaries

Base salaries for executive officers are determined based on job responsibilities and individual contribution. Job responsibilities are evaluated against similar positions at companies of like size and base salaries generally are set at approximately 20% below average market salaries. As described below, the minimum base salary for Mr. Weisman is set contractually to be $270,384 per year. Base salary is the only element of compensation that is used in determining the amount of contributions permitted under our 401(k) plan.

Bonus

Our Management Incentive Program (the “Program”) is intended to provide additional compensation to eligible participants for their contribution to the achievement of our objectives, to encourage and stimulate superior performance and to assist in attracting and retaining highly qualified key employees. Our key managers, including our executive officers, are eligible to participate in the Program. The Program permits us to make cash awards to participants based upon a percentage of each participant’s base salary, as measured against each participant’s personal performance and our financial performance. Personal performance is evaluated subjectively by the participant’s manager and all performance ratings are reviewed collectively by executive management. Personal performance of executive officers other than the President and Chief Executive Officer is evaluated by the President and Chief Executive Officer, while the personal performance of the President and Chief Executive Officer is evaluated by the Chairman of the Board of Directors. Financial performance goals are based on certain adjusted EBITDA targets, as established by our Board of Directors and based on our annual business plan. These goals are meant to be aggressive but achievable in light of current market conditions. Participants are entitled to payment of a partial award if, during a fiscal year, a participant, among other things, dies, retires, becomes permanently disabled or leaves the Company due to position elimination, provided that the participant was an active employee for a minimum of thirty consecutive calendar days during such fiscal year. The plan is subject to the control and supervision of our President and Chief Executive Officer and our Board of Directors.

Under the terms of our Program, bonuses are computed in accordance with the following formula:

(Base Salary) times (Bonus % of Salary) times (Company Performance % of Target) times (Individual Performance Rating Factor)

The percentage of salary for which each executive is eligible is as follows:

Executive	Percentage of Salary
Robert L. Weisman	100%
Gordon S. Donovan	45%
Henry M. Palacci	50%
Charles J. Pullin	40%
Maurice J. Ryan	40%
Bernard Lemoine	40%

For 2006, the Company did not achieve the minimum Company Performance Target, therefore no bonuses were paid under the Program.

Long-Term Incentives

Stock Options. The Board of Directors believes that equity-based compensation causes our executives to have an ongoing stake in our long-term success. Our Stock Option Plan was designed, in part, to optimize our profitability and growth over the longer term. During 2004 and 2005, the Company issued 995,000 options to key employees. Exercise prices for all options were set at the Company’s stock price on the actual grant date. See “—Summary Compensation Table” for further details.

Restricted Stock. There were initially 660,000 shares of Common Stock reserved for grant to our management and employees under the Viskase Companies, Inc. Restricted Stock Plan. On April 3, 2003, the Company granted 330,070 shares of restricted Common Stock ("Restricted Stock") under the Restricted Stock Plan. Shares granted under the Restricted Stock Plan vested 12.5% on the grant date and vest 17.5%, 20%, 20% and 30% on the first, second, third and fourth anniversaries, respectively, of the grant date, subject to acceleration upon the occurrence of certain events. As of April 3, 2007, 100% of the restricted stock grants will be vested. Messrs. Donovan and Ryan participated in this program. See “—Summary Compensation Table” for further details.

Benefits

Our US-based executive officers participate in a qualified 401(k) retirement savings plan, and health, life and disability insurance plans that are offered to all of our eligible US employees. These are designed to help us attract and retain our workforce in a competitive environment. In addition, Messrs. Donovan and Ryan participate in a defined benefit retirement plan, which was closed to new entrants on April 1, 2004. Service credits under this plan were frozen as of December 31, 2006.

Our qualified 401(k) plan allows eligible US-based employees to contribute up to 25% of their base salary, up to the limits imposed by the Internal Revenue Code on a pre-tax basis. We currently match, within prescribed limits, 100% of eligible employees’ contributions up to 3% of their individual earnings, and 50% of eligible employees’ contributions between 3% and 5% of their individual earnings. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) plan is designed to provide for distributions at retirement, or in a lump sum for small amounts upon leaving the Company. Under certain circumstances, loans are permitted.

We contribute additional amounts to our qualified 401(k) plan for all eligible US-based employees under certain conditions. Annually, we contribute $1,000 to the plan for each participant as a supplement to future health care costs upon retirement. Also, we contribute from 0% to 8% of base salary into the qualified 401(k) plan as a deferred profit-sharing program. These contributions are based on financial performance against certain adjusted EBITDA targets as established by our Board of Directors.

In addition, Mr. Donovan participated in a Non-Qualified Plan designed to supplement our retirement programs. This plan has been closed to new entrants for many years.

Perquisites

Our US-based executive officers participate in an automobile reimbursement program which provides for monthly payments of $600, payment of certain operating expenses, and a tax-gross up payment to neutralize the tax impact of the payments. The program works in a similar manner for our European-based executives, with slight differences for the tax adjustments.

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation for the fiscal years 2006, 2005 and 2004 awarded to, earned by or paid to the Principal Executive Officer (Mr. Weisman), the Principal Financial Officer (Mr. Donovan) and the other three most highly compensated executive officers for the fiscal year 2006. Robert L. Weisman was appointed President and Chief Executive Officer effective October 4, 2004.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards($)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)(8)	Total ($)

Robert L. Weisman, President and	2006	$257,508			$89,899		$30,116	$377,523
Chief Executive Officer (1)	2005	250,008	$150,000		89,899		26,239	516,146
	2004	61,510	44,714		22,475		1,563	130,262

Gordon S. Donovan, Vice President,	2006	198,816		$456	18,129	2,060	28,419	247,880
Chief Financial Officer, Treasurer	2005	193,020	37,697	456	18,129	2,448	29,851	281,601
and Assistant Secretary (2)	2004	193,020	62,139	456		2,268	33,264	291,147

Maurice J. Ryan, Vice President,	2006	149,436	7,770	100	18,129	16,480	23,594	215,509
Sales, North America	2005	145,080	25,186	100	18,129		22,876	211,371
	2004	145,080	41,516	100			22,910	209,606

Henry M. Palacci, Vice President,	2006	189,400			18,129		26,537	234,066
Worldwide Strategic Planning (3)	2005	214,950	44,640		18,129		27,348	305,067

Bernard Lemoine, Vice President,	2006	133,310	29,323		7,252		17,489	187,374

(1)    Mr. Weisman joined the company in October 2004.

(2)    Mr. Donovan resigned from the company in January 2007.

(3)    Mr. Palacci joined the company in July 2005.

(4)    Mr. Lemoine assumed his responsibilities as an executive officer in August 2006.

(5)    Amounts listed as compensation are the prorata amounts recorded as compensation cost by the Company for the disclosed year. See “Outstanding Equity Awards at Fiscal Year-End.”

(6)    Compensation for option values was computed using the prorata amounts recorded as compensation cost by the Company for the disclosed year. See Footnote 20 of the financial statements for details on assumptions used.

(7)    For Mr. Ryan, amounts listed are solely for the change in defined benefit pension value during 2006. For Mr. Donovan, amounts listed for all years represent nonqualified deferred compensation earnings.

(8)    All other compensation for each of the named executives includes the following amounts:

		Mr. Weisman	Mr. Donovan	Mr. Ryan	Mr. Palacci	Mr. Lemoine

Contributions to the qualified 401(k) plan	2006	$7,725	$5,964	$4,483	$5,850
	2005	7,500	5,791	4,352
	2004	1,563	5,791	4,352

Car expenses (cost of providing a	2006	13,558	13,369	12,642	12,222	$15,823
vehicle)	2005	11,426	14,159	12,253	17,277
	2004		16,250	12,276

Gross-up of car expense	2006	8,833	8,561	6,073	7,963
	2005	7,313	9,389	5,886	9,833
	2004		10,711	5,897

Group life insurance	2006		525	396	502	1,666
	2005		512	385	238
	2004		512	385

Grants of Plan-Based Awards

The Company made no grants of plan-based awards in 2006.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Stock That Have Not Vested ($)
Robert L. Weisman	333,333	166,667	$2.40	1/13/2010
Gordon S. Donovan	16,667	33,333	$2.90	1/12/2015	13,681	$20,658
Maurice J. Ryan	16,667	33,333	$2.90	1/12/2015	3,000	$4,530
Henry M. Palacci	16,667	33,333	$2.90	1/12/2015
Bernard Lemoine	6,667	13,333	$2.90	1/12/2015	1,200	$1,812

(1)    Mr. Weisman’s outstanding options vest on October 4, 2007. Outstanding options for all other executives vest in equal parts on January 13, 2007 and January 13, 2008.

(2)    All listed shares vested on April 3, 2007.

Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gordon S. Donovan	9,121	$27,363
Maurice J. Ryan	2,000	$6,000
Bernard Lemoine	800	$2,400

There were no option exercises during 2006.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Gordon S. Donovan	Retirement Program for Employees of Viskase Companies, Inc.	19	250,689
Maurice J. Ryan	Retirement Program for Employees of Viskase Companies, Inc.	30	599,227

There were no payments or pension benefits paid to any executive officer during 2006.

Annual benefits payable under the retirement program are calculated based on the participant’s average base salary for the consecutive thirty-six month period immediately prior to retirement. The annual benefits payable are based on a straight-life annuity basis at normal retirement age, which under the plan is 65 years of age. The benefits reported in this table are not subject to any reduction for benefits paid by other sources, including social security. Entry into this plan was closed for executives hired after March 31, 2003. For details on assumptions underlying the computation of accumulated benefits, please refer to Footnote 11 of the financial statements.

Employment Agreements and Potential Payments upon Termination or Change-in-Control

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

Under the agreement, Mr. Weisman receives an annual base salary of $270,384. This salary may be increased annually based on reviews by the Board of Directors, but once increased, may not be decreased below the new base amount. Mr. Weisman is also eligible to participate in our: (i) Management Incentive Plan, a bonus program calculated as a percentage of his base salary depending on our performance and our appraisal of his personal performance; and, (ii) other employee and fringe benefit and/or profit sharing plans that we provide to other senior executive employees, including medical and health plans. In addition, the agreement provided that Mr. Weisman would receive stock options with respect to 500,000 shares of Common Stock, at an exercise price of $2.40 per share.

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

Severance Benefit Agreement with Gordon S. Donovan. On January 3, 2006, we entered into a severance benefit agreement ("Severance Benefit Agreement") dated as of January 3, 2006 with Gordon S. Donovan ("Executive"), the Company's Vice President and Chief Financial Officer.

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

On January 31, 2006, Mr. Donovan retired from the Company. However, the Company honored the provisions of his severance agreement as if he were terminated except for Cause.

Severance Benefit Agreement with Henry M. Palacci. On March 15, 2005, we entered into an agreement with Henry M. Palacci which provided that, should Mr. Palacci’s position be eliminated through no fault of his own, he will be subject to the Viskase Companies, Inc. Severance Plan effective July 22, 2003 which entitles him to six months of pay continuation at his current base pay at the time of the job elimination. Further, should his position be eliminated, he will be entitled to a relocation arrangement, which includes a guarantee of no loss on the sale of his primary residence based on the fair market value.

In the event of termination without cause, for any reason including a change of control, other US-based executive officers would receive continuation of pay equal to two weeks of salary for every year of service with the Company. In this case, including Messrs. Weisman, Donovan and Palacci, the Company would continue paying its portion of applicable health care and other benefit programs during the pay continuation period. European-based executive officers, in the event of termination, would receive termination pay for one to two years depending on the circumstances of the termination and applicable law.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Total ($)
Vincent J. Intrieri	$19,500	$19,500
Eugene I. Davis	$33,500	$33,500
James L. Nelson	$36,000	$36,000
Peter K. Shea	$-	$-
SungHwan Cho	$-	$-
Mayuran Sriskandarajah	$-	$-
Jon F. Weber(1)	$20,500	$20,500

(1)	Mr. Weber resigned as a director in December 2006.

Each director who is not an officer of the Company received an annual retainer of $10,000 in 2006 and a fee of $1,000 for each attended meeting of the Board of Directors. Chairmen of committees of the Board of Directors received an annual retainer of $1,500 in 2006. Directors also received a fee for each attended meeting of a committee of the Board of Directors of $1,000 ($500 in the case of committee meetings occurring immediately before or after meetings of the full Board of Directors). Directors who are officers of the Company do not receive compensation in their capacity as directors.

As of November 8, 2006, the Company no longer pays director fees for directors associated with affiliates of Mr. Icahn. Specifically, Messrs. Intrieri, Shea, Cho and Sriskandarajah will not receive director fees from that date.

The Company did not hold an annual meeting of stockholders during 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 26, 2007, with respect to the beneficial ownership of our common stock by (i) each director, (ii) our principal executive officer, principal financial officer and our other most highly compensated executive officers during the fiscal year ended December 31, 2006, (iii) all of our directors and executive officers as a group, and (iv) each person who is known to us to be the beneficial owner of more than five percent of our common stock. In June 2003, we terminated our registration under Section 12(g) of the Exchange Act and, therefore, we have not been subject to the reporting requirements of the Exchange Act since that time. All information below is taken from or based upon ownership filings previously made by such persons with the SEC or upon information provided to us by such persons, but because such persons have not been subject to the beneficial ownership reporting requirements of the Exchange Act, complete and accurate information with respect to current beneficial ownership provided may be unavailable. To our knowledge, each of the holders of Common Stock listed below has sole voting and investment power as to the shares of Common Stock owned, unless otherwise noted.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Total Common Stock

Carl C. Icahn(1)	19,727,596	67.0%
Barberry Corp.
High River Limited Partnership
Koala Holding Limited Partnership
Meadow Walk Limited Partnership
Northeast Investors Trust(2)	2,096,128	7.1%
Grace Brothers Ltd.(3)	1,910,157	6.5%
Robert L. Weisman(4)(5)	333,333	1.1%
Gordon S. Donovan(4)(6)	79,481	*
Maurice J. Ryan(4)(7)	43,333	*
Henry Palacci(4)(8)	33,333	*
Bernard Lemoine(4)(9)	13,333	*
Vincent J. Intrieri(4)
Eugene I. Davis(4)
James L. Nelson(4)
Peter K. Shea(4)
SungHwan Cho(4)
Mayuran Srisandarajah(4)
All directors and named executive officers as a group (11 persons)	502,813	1.7%

*Represents less than 1%.

(1)
The ownership indicated is derived from the terms of our Series A Preferred Stock issuance in November 2006 and Common Stock rights offering, which concluded in March 2007, as well as from a Schedule 13D filed with the SEC on April 14, 2003. Mr. Icahn is the sole shareholder, director and executive officer of Barberry Corp. ("Barberry"), which is the general partner of each of High River Limited Partnership ("High River") and Meadow Walk Limited Partnership ("Meadow Walk"). In addition, Mr. Icahn is the beneficial owner of the shares of Common Stock held by Koala Holding Limited Partnership. As such, Mr. Icahn is in a position, directly or indirectly, to determine the investment and voting decisions with respect to the Common Stock owned by Barberry, High River, Koala and Meadow Walk. The ownership indicated includes 1,236,537 owned directly by Barberry, 1,331,656 owned directly by High River, 16,859,591 owned directly by Koala and 299,812 owned directly by Meadow Walk. The address for Mr. Icahn is c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, New York 10153 and the address for each of Barberry, High River, Koala and Meadow Walk is 100 South Bedford Road, Mount Kisco, New York 10549.

(2)
The ownership indicated is derived from the terms of our Series A Preferred Stock issuance in November 2006 and Common Stock rights offering, which concluded in March 2007, as well as from a Schedule 13G filed with the SEC on June 11, 2003. The address for Northeast Investors Trust is 50 Congress Street, Boston, Massachusetts 02109-4096.

(3)
The ownership indicated is derived from the terms of our Series A Preferred Stock issuance in November 2006 and Common Stock rights offering, which concluded in March 2007. The address for Grace Brothers Ltd. is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201-4809.

(4)	The address for each of our officers and directors is c/o Viskase Companies, Inc., 8205 South Cass Avenue, Suite 115, Darien, Illinois 60561.

(5)	Mr. Weisman was granted 500,000 Common Stock options pursuant to his employment agreement, 333,333 shares of which are vested.

(6)
Mr. Donovan was granted 45,605 shares of Restricted Stock pursuant to the Restricted Stock Plan, which are all vested. Mr. Donovan also directly owns warrants to purchase 160 shares of Common Stock and beneficially owns through our 401(k) plan, his IRA and his spouse's IRA, warrants to purchase 324, 59 and 20 shares of Common Stock, respectively. Mr. Donovan disclaims beneficial ownership of the warrants to purchase 20 shares of Common Stock held in his spouse's IRA. Mr. Donovan was granted options on 50,000 shares of Common Stock pursuant to the 2005 Stock Option Plan, 33,333 shares of which are vested or will become vested within 60 days of this filing.

(7)
Mr. Ryan was granted 10,000 shares of Restricted Stock pursuant to the Restricted Stock Plan, all of which are vested or will become vested within 60 days of this filing. Mr. Ryan was granted options on 50,000 shares of Common Stock pursuant to the 2005 Stock Option Plan, 33,333 shares of which are vested or will become vested within 60 days of this filing.

(8)	Mr. Palacci was granted options on 50,000 shares of Common Stock pursuant to the 2005 Stock Option Plan, 33,333 shares of which are vested or will become vested within 60 days of this filing.

(9)	Mr. Lemoine was granted options on 20,000 shares of Common Stock pursuant to the 2005 Stock Option Plan, 13,333 shares of which are vested or will become vested within 60 days of this filing.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2006, we purchased $0.161 million in telecommunication services from XO Communications, Inc., an affiliate of Carl C. Icahn, who may be deemed to be the beneficial owner of approximately 67.0% of our Common Stock. We believe that the purchase of the telecommunication services was on terms at least as favorable as we would expect to negotiate with an unaffiliated party.

Koala Holding Limited Partnership was the purchaser of $21,000,000 of the $24,000,000 shares of Series A Preferred Stock that we issued in November 2006.

The board of directors does not have an established policy for the approval of related party transactions. However, the negotiation and approval of transactions that the board considers to be significant in nature are generally delegated to a special committee of the board that consists entirely of disinterested directors. In 2006, the issuance of the Series A Preferred Stock was approved by such a special committee, while the purchase of telecommunications services was not.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for professional audit services rendered by Grant Thornton LLP for the audits of the financial statements for the years ended December 31, 2006 and December 31, 2005, and fees billed to the Company by Grant Thornton LLP for other services during 2006 and 2005.

Description	2006 Amount	2005 Amount

Audit fees	$597,348	$424,884
Audit-related services	41,624	45,292
Total audit and audit-related services	638,972	470,176
Tax fees
All other fees
Total	$638,972	$470,176

The Audit Committee pre-approves all audit fees, audit related services and other services with Grant Thornton.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		The following financial statements are set forth in Item 8 of this report:

	1.	Financial Statements:

Report of independent accountants

Consolidated balance sheets, December 31, 2006 and 2005

Consolidated statements of operations, for the years ended December 31, 2006, 2005, and 2004

Consolidated statements of stockholders' deficit, for the years ended December 31, 2006, 2005 and 2004

Consolidated statements of cash flows, for the years ended December 31, 2006, 2005, and 2004

Notes to consolidated financial statements

	2.	Financial statement schedules for the years ended December 31, 2006, 2005 and 2004

S-II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements and notes thereto or elsewhere herein.

	3.	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 88 through 90.

SUPPLEMENTAL INFORMATION
VALUATION AND QUALIFYING ACCOUNTS

	Description	Balance at beginning of period	Provision charged to expense	Write-offs	Recoveries	Other	Balance at end of period

Allowance for doubtful accounts
2006	For the year ended December 31	$1,359	($500)	($65)	$0	$9	$803

2005	For the year ended December 31	$791	($147)	($336)	$1,143	($92)	$1,359

2004	For the year ended December 31	523	146	(52)	77	97	791

Inventory accounts
2006	For the year ended December 31	2,114	2,417	(827)		(229)	3,475
	Reserve for obsolete and slow moving inventories

2005	For the year ended December 31	2,546	(41)	(284)		(107)	2,114
	Reserve for obsolete and slow moving inventories

2004	For the year ended December 31	1,781	1,915	(1,264)		114	2,546
	Reserve for obsolete and slow moving inventories

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISKASE COMPANIES, INC.
(Registrant)

By:	/s/Robert L. Weisman
Robert L. Weisman
Chief Executive Officer and President

By:	/s/Charles J. Pullin
Charles J. Pullin
Vice President, Chief Financial Officer, Treasurer and Secretary

Date: April 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 9th day of April 2007.

/s/ Robert L. Weisman	/s/ Charles J. Pullin
Robert L. Weisman	Charles J. Pullin
Chief Executive Officer and President	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Vincent Intrieri	/s/ Eugene I. Davis
Vincent Intrieri, Chairman of the Board	Eugene I. Davis (Director)

/s/ James L. Nelson	/s/ Peter K. Shea
James L. Nelson (Director)	Peter K. Shea (Director)

/s/ SungHwan Cho	/s/ Mayuran Sriskandarajah
SungHwan Cho (Director)	Mayuran Sriskandarajah (Director)

INDEX TO EXHIBITS

Exhibit No.	Document

3.1
Amended and Restated Certificate of Incorporation of Viskase Companies, Inc. (“Company”), dated April 3, 2003 (incorporated herein by reference to Exhibit 3.1 to Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission (the “Commission”) on October 27, 2004)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to Company’s Form 8-K, as filed with the Commission on November 13, 2006)
3.3	Certificate of Designations of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.1 to Company’s Form 8-K, as filed with the Commission on November 13, 2006)
4.1
Form of Subscription Rights Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1, as filed with the Commission on December 22, 2006)

4.2
Indenture, dated as of June 29, 2004, among the Company, as issuer, and LaSalle Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

4.3	Form of 11 1/2% Senior Secured Notes due 2011 (incorporated herein by reference to Exhibit 4.2 to Company’s Registration Statement on Form S-4, as filed with the Commission on October 27, 2004)
4.4
Warrant Agreement, dated as of June 29, 2004, by and between the Company and Wells Fargo Bank, National Association, as warrant agent (incorporated herein by reference to Exhibit 4.5 to Company’s Registration Statement on Form S-1, as filed with the Commission on December 27, 2004)

4.5
Warrant Agreement, dated as of April 3, 2003 by and between the Company and Wells Fargo Bank, National Association, as warrant agent (incorporated herein by reference to Exhibit 4.7 to Company’s Registration Statement on Form S-1, as filed with the Commission on December 27, 2004)

4.6
First Supplemental Indenture, dated as of November 7, 2006, by and between the Company and LaSalle Bank National Association, as Trustee and Collateral Agent (incorporated herein by reference to Exhibit 4.1 to Company’s Form 8-K, as filed with the Commission on November 13, 2006)

10.1
Loan and Security Agreement, dated as of June 29, 2004, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.1 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

10.2
Intellectual Property Security Agreement, dated as of June 29, 2004, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.2 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

10.3
Pledge Agreement (domestic), dated as of June 29, 2004, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.3 to Company’s Amendment No. 1 to the Registration Statement on Form S-4, as filed with the Commission on December 22, 2004)

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
10.25
Severance Benefit Agreement dated as of January 3, 2006 between Company and Gordon S. Donovan (incorporated herein by reference to Exhibit 10.1 to Company’s Form 8-K, as filed with the Commission on January 6, 2006)

10.26
First Amendment to Pledge Agreement, dated as of March 28, 2006, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.3 to Company’s Form 8-K, as filed with the Commission on April 4, 2006)

10.27
First Amendment to Loan and Security Agreement, dated as of March 28, 2006, by and between the Company and Wells Fargo Foothill, Inc. (incorporated herein by reference to Exhibit 10.2 to Company’s Form 8-K, as filed with the Commission on April 4, 2006)

10.28
Amendment to Pledge Agreement, dated as of March 17, 2006, by and between the Company and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.1 to Company’s Form 8-K, as filed with the Commission on April 4, 2006)

10.29
Series A Preferred Stock Purchase Agreement, dated as of November 7, 2006, by and between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to Company’s Form 8-K, as filed with the Commission on November 13, 2006)

10.30
Registration Rights Agreement, dated as of November 7, 2006, by and between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.2 to Company’s Form 8-K, as filed with the Commission on November 13, 2006)

10.31
First Amendment to Security Agreement, dated as of November 7, 2006, by and between the Company and LaSalle Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Company’s Form 8-K, as filed with the Commission on November 13, 2006)

10.32
First Amendment to Intercreditor Agreement, dated as of November 7, 2006, by and among Wells Fargo Foothill, Inc., LaSalle Bank National Association, as Collateral Agent, and the Company (incorporated herein by reference to Exhibit 10.4 to Company’s Form 8-K, as filed with the Commission on November 13, 2006)

10.33
Consent and Second Amendment to Loan and Security Agreement, dated as of November 7, 2006, by and between the Company and Wells Fargo Foothill, Inc.(incorporated herein by reference to Exhibit 10.5 to Company’s Form 8-K, as filed with the Commission on November 13, 2006)

14.1	Business Integrity and Ethics Policy (incorporated herein by reference to Exhibit 14.1 to Company’s Form 8-K, as filed with the Commission on March 24, 2006)

Exhibit No.	Document
21.1	List of Subsidiaries of the Company
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002